Form 10-Q
period 1996-03-31
KANKAKEE BANCORP INC
filed 1996-05-13
CIK 891523

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C 20549

                             ----------------------

                                      FORM 10-Q

(MARK ONE)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1996.

                                          or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act
    of 1934 For the Transition Period From            to           .
                                            ----------    ----------
Commission File Number  0-20804
                        -------

                                KANKAKEE BANCORP, INC.

        ----------------------------------------------------------------
                (Exact Name of Registrant as Specified in its Charter)

DELAWARE                                    36-3846489
- -----------------------------------          -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer
Incorporation or Organization)              Identification Number)


310 SOUTH SCHUYLER AVENUE, KANKAKEE, ILLINOIS                    60901
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

                                    (815) 937-4440

- --------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X  No
                                   ---    ---

As of May 10, 1996, there were 1,439,318 issued and outstanding shares of the Issuer's Common Stock (exclusive of 310,682 shares of the Issuer's Common Stock held as treasury stock).

                                KANKAKEE BANCORP, INC.

                                        INDEX

                                                                      Page
                                                                     Number

Part I.  FINANCIAL INFORMATION

         Item 1.   Consolidated Financial
                   Statements (Unaudited)

                   Statements of Financial Condition,
                   March 31, 1996 and December 31, 1995                  1

                   Statements of Income, Three Months
                   Ended March 31, 1996 and 1995                         2

                   Statements of Cash Flows, Three Months
                   Ended March 31, 1996 and 1995                     3 - 4

                   Notes to Financial Statements                         5

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                    6 - 12

Part II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                    13

         Item 2.   Changes in Securities                                13

         Item 3.   Defaults Upon Senior Securities                      13

         Item 4.   Submission of Matters to a Vote of
                   Security Holders                                     13

         Item 5.   Other Information                                    13

         Item 6.   Exhibits and Reports on Form 8-K                     13

         SIGNATURES                                                     14

              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                        KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                                     March 31,          December 31,
                                                                       1996                 1995
                                                                    ------------        ------------
Assets
   Cash and amounts due from banks                                  $  9,397,423        $  8,849,933
   Federal funds sold                                                 13,310,000          13,090,000
   Money market funds                                                  3,756,596           3,754,576
                                                                    ------------        ------------
   Cash and cash equivalents                                          26,464,019          25,694,509
   Certificates of deposit                                               250,000             287,500
   Securities available-for-sale - at market                          55,149,006          47,710,703
   Investment securities (fair value:  March 31, 1996 and
      December 31, 1995 - $74,545)                                        74,545              74,545
   Mortgage-backed securities available-for-sale - at market          35,564,120          36,118,544
   Mortgage-backed securities (fair value: March 31, 1996
      - $346,476; December 31, 1995 - $378,182)                          334,122             362,843
   Nonmarketable equity securities                                       551,100             551,100
   Loans                                                             232,434,469         232,274,230
   Less: Allowance for losses on loans                                 2,374,332           2,387,856
                                                                    ------------        ------------
   Net loans                                                         230,060,137         229,886,374
   Loans held for sale                                                 1,226,874             581,054
   Real estate held for sale                                             163,292             834,136
   Federal Home Loan Bank stock, at cost                               1,956,000           1,546,500
   Office properties and equipment                                     4,890,615           5,099,536
   Accrued interest receivable                                         2,472,358           2,483,548
   Prepaid expenses and other assets                                   1,458,923           1,269,868
   Intangible assets                                                   2,567,184           2,602,237
                                                                    ------------        ------------
Total assets                                                        $363,182,295        $355,102,997
                                                                    ------------        ------------
                                                                    ------------        ------------

Liabilities and stockholders' equity
   Liabilities
      Deposits                                                      $294,079,596        $286,079,750
      Short term borrowings                                           19,610,000          20,370,000
      Other borrowings                                                 9,925,000           9,275,000
      Advance payments by borrowers for taxes and insurance            2,748,793           1,630,066
      Other liabilities                                                1,238,032           1,297,494
                                                                    ------------        ------------
   Total liabilities                                                 327,601,421         318,652,310
                                                                    ------------        ------------
   Stockholders' equity
      Preferred stock, $.01 par value; authorized, 500,000
        shares; none outstanding                                               -                   -
      Common stock, $.01 par value; authorized, 3,500,000
        shares; issued and outstanding: March 31, 1996 -
        1,439,318; December 31, 1995 - 1,453,418                          17,500              17,500
   Additional paid-in capital                                         16,181,726          16,186,914
   Retained income, substantially restricted                          26,266,790          26,015,559
   Unrealized gains (losses) on available-for-
      sale securities, net of related income tax                        (653,226)            188,849
   Employee Stock Ownership Plan loan                                   (756,055)           (756,055)
   Bank Incentive Plan and Trusts                                        (65,706)            (75,434)
                                                                    ------------        ------------
                                                                      40,991,029          41,577,333
   Less treasury stock at cost                                         5,410,155           5,126,646
                                                                    ------------        ------------
   Total stockholders' equity                                         35,580,874          36,450,687
                                                                    ------------        ------------
Total liabilities and stockholders' equity                          $363,182,295        $355,102,997
                                                                    ------------        ------------
                                                                    ------------        ------------



See notes to consolidated financial statements (unaudited)

                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                                     Three Months Ended March 31,
                                                                    --------------------------------
                                                                      1996                 1995
                                                                    ------------        ------------
Interest income
   Loans                                                            $  4,685,358        $  4,101,231
   Mortgage-backed securities                                            572,664             107,805
   Investments                                                         1,142,099           1,108,406
                                                                    ------------        ------------
      Total interest income                                            6,400,121           5,317,442
                                                                    ------------        ------------
Interest expense:
   Deposits                                                            3,393,072           2,714,138
   Borrowed funds                                                        435,058                   -
                                                                    ------------        ------------
      Total interest expense                                           3,828,130           2,714,138
                                                                    ------------        ------------
   Net interest income                                                 2,571,991           2,603,304

Provision for losses on loans                                              9,447              60,570
                                                                    ------------        ------------
   Net interest income after provision for losses on loans             2,562,544           2,542,734
Other income:
   Net gain (loss) on sale of investment and
      mortgage-backed securities                                         (19,434)             21,593
   Net gain (loss) on sales of real estate held for sale                  17,718              (4,890)
   Net gain on sales of loans                                             10,336                 326
   Fee income                                                            171,722             156,234
   Insurance commissions                                                  20,097              10,206
   Other                                                                  63,756              92,040
                                                                    ------------        ------------
      Total other income                                                 264,195             275,509
                                                                    ------------        ------------
Other expenses
   Compensation and benefits                                           1,182,040             961,796
   Occupancy                                                             182,345             185,370
   Furniture and equipment                                                63,938              68,950
   Federal insurance premiums                                            156,393             146,380
   Advertising                                                            15,128              49,371
   Data processing services                                              104,556              55,931
   Telephone and postage                                                  85,790              56,394
   Other general and administrative                                      517,885             391,376
                                                                    ------------        ------------
      Total other expenses                                             2,308,075           1.915,568
                                                                    ------------        ------------
   Income before income taxes                                            518,664             902,675
   Income tax expense                                                    122,091             307,000
                                                                    ------------        ------------
      Net income                                                    $    396,573        $    595,675
                                                                    ------------        ------------
                                                                    ------------        ------------

   Earnings per share                                               $       0.26        $      0.38
                                                                    ------------        ------------
                                                                    ------------        ------------



                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                        KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                                     Three Months Ended March 31,
                                                                    --------------------------------
                                                                      1996                 1995
                                                                    ------------        ------------
Cash flows from operating activities
   Net income                                                       $    396,573         $   595,675
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provision for losses on loans                                      9,447              60,570
        Provision for losses on real estate held for sale                      -                   -
        Depreciation and amortization                                    145,934             127,347
        Amortization of investment premiums and discounts-net             99,679              (1,187)
        Accretion of loan fees and discounts                             (13,906)            (34,977)
        Deferred income tax provision (benefit)                         (433,791)            139,735
        Originations of loans held for sale                           (1,575,676)            (63,678)
        Proceeds from sales of loans                                     940,192              64,004
        Decrease in interest receivable                                   11,190             302,733
        Increase (decrease) in interest payable on deposits               10,446              34,708
        Proceeds from sales of trading securities                     17,922,500                   -
        Purchase of trading securities                               (18,135,469)                  -
        Net gain on sales of loans                                       (10,336)               (326)
        Net (gain) loss on sales of securities                            19,434             (21,593)
        Net (gain) loss on sales of real estate held for sale            (17,718)              5,073
        Other, net                                                       354,423            (330,153)
                                                                    -------------        ------------
   Net cash provided (used) by operating activities                     (277,078)            877,931
                                                                    -------------        ------------

Cash flows from investing activities
   Investment securities:
        Available-for-sale:
          Purchases                                                  (16,973,668)         (3,020,458)
          Proceeds from sales                                          4,189,375          11,984,219
          Proceeds from maturities                                     4,500,000                   -
        Held-to-maturity:
          Purchases                                                            -          (2,000,000)
          Proceeds from maturities                                             -           3,000,000
          Mortgage-backed securities:
        Available-for-sale:
          Purchases                                                   (2,967,588)
          Proceeds from maturities                                     3,185,991
        Held-to-maturity:
          Proceeds from maturities                                        28,721             282,584
        Purchases of certificates of deposit                            (450,000)           (187,500)
        Proceeds from maturities of certificates of deposit              487,500             687,500
        Proceeds from sales of real estate                               787,324              21,018
        Net loan fees deferred                                            38,280               2,466
        Loans originated                                             (13,902,937)        (21,087,134)
        Loans purchased                                                 (200,000)             (3,136)
        Principal collected on loans                                  13,819,562          13,424,250
        Purchases of office properties and equipment-net                 (37,192)            (20,916)
        Payment of acquisition costs                                     (22,868)                  -
                                                                    -------------        ------------
   Net cash provided (used) by investing activities                   (7,517,500)          3,082,893
                                                                    -------------        ------------


                        KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                                     Three Months Ended March 31,
                                                                    --------------------------------
                                                                      1996                 1995
                                                                    ------------        ------------
Cash flows from financing activities

      Net (decrease) increase in non-certificate
        of deposit accounts                                            3,100,695          (9,223,491)
      Net increase in certificates of deposit                          4,888,705           9,886,423
      Increase in advance payments by borrowers for
        taxes and insurance                                            1,118,727           1,232,721
      Proceeds from short-term borrowing                               1,900,000                   -
      Repayments of short-term borrowed funds                         (2,660,000)                  -
      Proceeds from other borrowings                                     650,000                   -
      Proceeds from exercise of stock options                              6,912                   -
      Dividends paid                                                    (145,342)           (152,292)
      Purchase of treasury stock                                        (295,609)                  -
                                                                     ------------        ------------
   Net cash provided by financing activities                           8,564,088           1,743,361
                                                                     ------------        ------------

Increase (decrease) in cash and cash equivalents                         769,510           5,704,185
Cash and cash equivalents:
   Beginning of period                                                25,694,509          14,047,105
                                                                     ------------        ------------
   End of period                                                     $26,464,109         $19,751,290
                                                                     ------------        ------------
                                                                     ------------        ------------

Supplemental disclosures of cash flow information
   Cash paid during the year for:
      Interest on deposits                                           $ 3,382,600         $ 2,679,400
                                                                     ------------        ------------
                                                                     ------------        ------------
      Interest on borrowed funds                                     $   262,800
                                                                     ------------
                                                                     ------------

Supplemental disclosures of non-cash investing activities:
   Real estate acquired through foreclosure                          $   98,958          $    10,235
                                                                     ------------        ------------
                                                                     ------------        ------------


See notes to consolidated financial statements (unaudited)

                        KANKAKEE BANCORP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                    March 31, 1996

Note 1 - Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The statement of condition at December 31, 1995 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report for Kankakee Bancorp, Inc. (the "Company") on Form 10-K for the year ended December 31, 1995.

Note 2 - Earnings Per Share

    Earnings per share of common stock have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume exercise of stock options and the calculation assumes purchase of treasury stock with the option proceeds at the average market price for the period (when dilutive). The Company adopted an incentive stock option plan for the benefit of directors, officers and employees and on December 30, 1992 awarded stock options subject to stockholder approval. The stockholders approved the plan at their annual meeting on April 23, 1993. Earnings per share have been determined considering the stock options granted, net of stock options which have been exercised.

Note 3 - Accounting for Certain Investments in Debt and Equity Securities

    At March 31, 1996, in accordance with the requirements of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities", stockholders' equity has been reduced by $653,226. This represents the amount by which the book value of the available-for-sale securities and the available-for-sale mortgage-backed securities exceeded the market value, net of an income tax benefit of $336,505. An increase in market interest rates during the quarter ended March 31, 1996 resulted in a $842,075 decrease in the market value, net of income tax effect, of the available-for-sale securities and the available-for-sale mortgage-backed securities during the quarter. At the end of 1995, the market value of the available-for-sale securities portfolio exceeded the book value by $188,849, net of income tax benefit.

                                KANKAKEE BANCORP, INC.
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company was formed in late 1992 under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of Kankakee Federal Savings Bank (the "Bank"), the Company's principal subsidiary.

    The Bank was originally chartered in 1885 as an Illinois savings and loan association and was converted to a federally chartered thrift institution in 1937. The Bank serves the financial needs of families and local businesses in its primary market areas through its main office at 310 South Schuyler Avenue, Kankakee, Illinois and nine branch offices located in the communities of Ashkum, Bourbonnais, Carlyle, Champaign, Dwight, Herscher, Hoopeston, Manteno and Momence, Illinois. The Bank's business involves attracting deposits from the general public and using such deposits to originate residential mortgage loans and, to a lesser extent, commercial real estate, consumer, commercial business, multi-family and construction loans in its primary market areas. The Bank also invests in investment securities, mortgage-backed securities and various types of short term liquid assets.

FINANCIAL CONDITION

    Total assets of the Company increased by $8.1 million, or 2.3%, to $363.2 million at March 31, 1996 from $355.1 million at December 31, 1995.

    Cash and cash equivalents increased by $770,000, or 3.0%, from $25.7 million at December 31, 1995 to $26.5 million at March 31, 1996. The increase was primarily attributable to an increase in deposits and an increase in advance payments by borrowers for taxes and insurance, which were partially offset by increases in investment securities available-for-sale and loans held for sale.

    During the three-month period ended March 31, 1996, net loans receivable remained stable, increasing from $229.9 million to $230.1 million. This was primarily the result of the origination (or purchase) of $6.8 million of real estate loans and the origination (or purchase) of $7.3 million of consumer and commercial business loans, offset by loan repayments which totaled $13.8 million.

    Securities available-for-sale increased by $7.4 million to $55.1 million at March 31, 1996 from $47.7 million at December 31, 1995 as the result of the purchase of $17.0 million in such securities, partially offset by the sale of $4.2 million and maturity of $4.5 million in such securities, and by the change in market value adjustment.

    Deposits increased by $8.0 million, or 2.8% to $294.1 million at March 31, 1996 from $286.1 million at December 31, 1995. The increase resulted from a $4.9 million increase in certificates of deposit and a $3.1 million increase in passbook, NOW and money market accounts.

    During 1995, the Board of Directors authorized the borrowing of approximately $30.0 million for the purpose of purchasing mortgage-backed securities. The mortgage-backed securities purchased with borrowed money are categorized as available-for-sale and subject to market value adjustments under SFAS 115. At March 31, 1996, mortgage-backed securities available-for-sale totaled $35.6 million and borrowed money totaled $29.5 million. The borrowed money consisted of $9.9 million in advances from the Federal Home Loan Bank of Chicago and $19.6 million in funds borrowed using mortgage-backed securities as collateral.

ASSET/LIABILITY MANAGEMENT

    Management attempts to control fluctuations in net interest income which result from an imbalance in the amounts of assets and liabilities that reprice during a period of time. The Company attempts to mitigate its interest rate exposure, to the extent consistent with the maintenance of an adequate interest rate spread, by retaining adjustable rate loans and selling, in the secondary market (with servicing retained), the majority of 30-year fixed-rate mortgage loans which it originates. In addition, the Company has continued to build its portfolio of adjustable rate commercial real estate and multi-family loans. The Company has also increased its origination of commercial business and construction loans having adjustable or floating interest rates and/or relatively short terms to maturity in an effort to control interest rate risk.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOSSES ON LOANS

    The Company's non-performing assets decreased to $2.1 million at March 31, 1996 as compared to $2.3 million at December 31, 1995. Non-performing assets represented 0.59% and 0.64% of total assets at March 31, 1996 and December 31, 1995, respectively. During the three-month period foreclosed assets and non-performing one-to-four family loans decreased by $671,000 and $69,000, respectively. These decreases were substantially offset by increases of $474,000, $91,000 and $29,000 in non-performing construction and development loans, consumer loans and commercial business loans, respectively. The ratio of the allowance for losses on loans to non-performing loans was 119.7% as of March 31, 1996 as compared to 163.5% as of December 31, 1995. The decrease in this ratio, which excludes foreclosed assets, is primarily the result of an increase of $522,000 in non-performing loans.

    The Company classified $2.4 million of its assets as Special Mention, $4.1 million as Substandard and $218,000 as Loss as of March 31, 1996. No assets were classified as Doubtful at March 31, 1996. This represents a decrease of $149,000 in the Special Mention category and a net decrease of $687,000 in the other categories from the December 31, 1995 totals for classified assets. The ratio of classified assets to total assets (including items classified as Special Mention) was 1.87% as of March 31, 1996 as compared to 2.15% as of December 31, 1995. The ratio of the allowance for losses on loans to classified assets was 34.9% as of March 31, 1996 as compared to 31.3% as of December 31, 1995.

    During 1993, the Company was advised by the lead lender with respect to a loan secured by a property in Kent, Washington, that the borrower did not intend to continue to make up the deficiency resulting from the failure of the property to generate sufficient operating income to cover debt service requirements. On August 2, 1993, the lead lender filed receivership proceedings on the basis of a nonjudicial foreclosure. The property became Real Estate Owned by the lead lender in June 1994. During the quarter ended March 31, 1996, the Company sold its interest in the property to the lead lender at its carrying value.

    The allowance for losses on loans is established through a provision for losses on loans based on management's evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans with respect to which full collectibility may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate allowance for losses on loans. The Bank also requires additional reserves for delinquent and classified loans. These policies have had the effect of increasing the Company's allowance for losses on loans in recent years.

    While management believes that it uses the best information available to determine the allowance for losses on loans, unforeseen market conditions could result in adjustments to the allowance for losses on loans and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for losses on loans.


RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1996 AND 1995

    Net income for the three-month period ended March 31, 1996 was $397,000 compared to $596,000 for the same period in 1995. The difference in net income of $199,000 represents a 33.4% decrease in net income for the 1996 period. The decrease in net income resulted from a $31,000 decrease in net interest income, a $393,000 increase in operating expenses and an $12,000 decrease in other income, partially offset by a $52,000 decrease in the provision for losses on loans and an $185,000 decrease in federal income tax expense.

    Net interest income, which decreased $31,000, was approximately $2.6 million for both the three-month period ended March 31, 1996 and the three-month period ended March 31, 1995. The decrease was attributable to a decrease in the interest rate spread from 3.28% during the 1995 period to 2.68% during the 1996 period and to a decrease in average net earning assets of $96,000 to $24.0 million during the 1996 period from $24.1 million during the 1995 period.

    The table ("Table I") presented on page 12, sets forth an analysis of the Company's net interest income for the three-month periods ended March 31, 1996 and 1995.

    As Table I indicates, interest income increased $1.1 million, or 20.4%, to $6.4 million for the three-month period ended March 31, 1996 from $5.3 million for the same period in 1995. The increase in interest income was the result of an increase in the yield earned on interest-earning assets and an increase in the average balance of interest-earning assets to 7.50% and $343.1 million, respectively, during the 1996 period from 7.40% and $291.2 million, respectively, during the 1995 period. The increase in yield was due to the reinvestment of proceeds from maturing and prepaying assets at interest rates higher than the rates earned on those maturing and prepaying assets, and, to a lesser extent, from upward rate adjustments on adjustable rate mortgage loans.

    Interest expense increased $1.1 million, or 41.0%, to $3.8 million for the three-month period ended March 31, 1996 from $2.7 million for the same period in 1995. The increase in interest expense was the result of an increase in the average yield on interest-bearing liabilities and an increase in the average outstanding balance of interest-bearing liabilities to 4.82% and $319.1 million, respectively, during the 1996 period from 4.12% and $267.1 million, respectively, during the 1995 period. The increase in the average yield on interest-bearing liabilities was attributable to a change in the composition of average interest-bearing liabilities during the 1996 period as compared to the 1995 period. Higher yielding interest-bearing liabilities, consisting of certificates of deposit and borrowings, represented 66.9% of interest-bearing liabilities during the 1996 period as compared to 56.6% during the 1995 period. There were no outstanding borrowings during the 1995 period.

    The provision for losses on loans totaled $9,000 for the three-month period ended March 31, 1996 compared to $61,000 for the same period in 1995. The decrease was primarily attributed to modest growth in loans receivable, relative stability in the mix of loans in loans receivable and minimal net charges-offs during the 1996 period.

    Other income for the three-month period ended March 31, 1996 decreased $12,000, or 4.1%, to $264,000 compared to $276,000 for the same period in 1995.

    Other expenses for the three-month period ended March 31, 1996 increased $393,000 from the same period in 1995. Compensation and benefits expense increased $220,000, or 22.9%. The 1995 figure reflected a one-time expense reduction of $275,000 which resulted from the decision to discontinue funding a portion of the cost of post-retirement health benefits for retired employees. Expense for data processing services for the three-month period ended March 31, 1996 increased $48,000, or 86.9%, due to costs associated with temporary data center management required during the quarter and the amortization of software licensing and prepaid maintenance associated with an upgrade of the computer system. Telephone and postage expense increased $29,000, or 52.1%, during the 1996 period, primarily due to increased use of direct mail marketing of products and services. Other general and administrative expenses increased during the 1996 period by $127,000, or 32.3%, primarily due to amortization of intangible assets related to the Momence branch acquisition and an increase in fees paid for outsourced services.

    Federal income taxes decreased $185,000, or 60.2%, to $122,000 for the three-month period ended March 31, 1996, compared to $307,000 for the same period in 1995. The decrease in income taxes was primarily the result of the decrease in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

    The Bank maintains a certain level of cash and other liquid assets to fund normal volumes of loan commitments, deposit withdrawals and other obligations. The Office of Thrift Supervision ("OTS") requires thrifts to maintain a minimum liquidity ratio (cash and cash equivalent investments to net withdrawable deposits and borrowings due within one year) of 5%. At March 31, 1996, the Bank's liquidity ratio was 19.7%, which was in excess of the minimum regulatory requirement.

    The Bank's primary sources of funds are deposits and proceeds from payments of principal and interest on loans and the sale or maturity of investment securities and mortgage-backed securities. Management considers current liquidity and additional sources of funds adequate to meet outstanding liquidity needs.

    Federally insured savings banks, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established the following capital requirements: a risk-based capital ratio, a core capital ratio and a tangible capital ratio. The capital regulations of the OTS exclude the effect of SFAS 115 for the purpose of calculating regulatory capital.

    The capital regulations currently require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income and certain non-cumulative perpetual preferred stock and related income less intangible assets (other than specified amounts of purchased mortgage servicing rights) and certain non-includable investments in subsidiaries. The capital regulations also currently require core capital equal to at least 3.0% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus specified amounts of certain intangible assets. The OTS risk-based requirement currently requires associations to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital plus supplementary capital, which consists of, among other things, maturing capital instruments, such as subordinated debt and mandatorily redeemable preferred stock, and a portion of the Bank's general allowance for losses on loans. As of March 31, 1996, the Bank exceeded all current minimum regulatory capital standards.

    At March 31, 1996, the Bank's tangible capital was $31.0 million, or 8.6%, of adjusted total assets, which exceeded the 1.5% requirement by $25.6 million. In addition, at March 31, 1996, the Bank had core capital of $31.0 million, or 8.6%, of adjusted total assets, which exceeded the 3.0% requirement by $20.2 million. The Bank had risk-based capital of $33.1 million at March 31, 1996, or 16.6%, of risk-adjusted assets, which exceeded the minimum risk-based capital requirement by $17.1 million.

STOCK REPURCHASE

    On January 30, 1996, the Company announced that its Board of Directors had authorized the repurchase of up to 150,000 shares of its common stock. The Company repurchased 14,800 shares of its common stock during the first quarter of 1996 at a total cost of $296,000. Through March 31, 1996, a total of 329,957 shares of common stock of the Company had been purchased under the current and previously completed repurchase programs at a total cost of $5.7 million. As of March 31, 1996, the Company held 310,682 shares of its common stock as treasury stock.

EXERCISE OF STOCK OPTIONS

    During the first quarter of 1996, stock options for 700 shares of common stock were exercised. Between March 31, 1996 and May 10, 1996, no notice was received from holders of options of their intent to exercise options.

DIVIDENDS

    During January, 1995, the Company began a regular quarterly dividend program and declared the first cash dividend since becoming a public company. Cash dividends of $.10 per share have been paid during each quarter since the Company announced the dividend program. In April, 1996, a cash dividend of $.10 per share was declared payable on May 31, 1996 to stockholders of record as of May 15, 1996. Future dividends will depend primarily upon earnings, financial condition and need for funds, as well as restrictions imposed by regulatory authorities regarding dividend payments and capital requirements.

BRANCH SALE

    On February 5, 1996, the Bank announced that it had entered into an agreement to sell its branch in Carlyle, Illinois to Centralia Savings Bank, Centralia, Illinois ("Centralia"). The branch had approximately $9 million in deposits at March 31, 1996. In addition to assuming the deposit liabilities attributable to the branch, Centralia has agreed to acquire certain assets associated with the branch, including the real property. The purchase by Centralia is subject to regulatory approval. All required applications have been filed and the Company expects to complete the transaction during June or July of this year.


                                                                            TABLE I
                                                           NET INTEREST INCOME ANALYSIS (UNAUDITED)
                                                            KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                   Three Months Ended March 31,
                                        ------------------------------------------------------------------------
                                                           1996                                 1995
                                        -----------------------------------  -----------------------------------
                                          Average                              Average
                                        Outstanding    Interest      Yield/  Outstanding    Interest      Yield/
                                          Balance     Earned/Paid     Rate     Balance     Earned/Paid     Rate
                                        -----------------------------------  -----------------------------------
                                                                  (Dollars in Thousands)
Interest-earning assets:
  Loans receivable (1)                  $230,531         $ 4,685     8.17%   $216,317         $ 4,101     7.69%
  Mortgage-backed securities              35,486             573     6.49%      6.219             108     7.04%
  Investments securities (2)              51,416             808     6.32%     55,085             905     6.66%
  Other interest-earning assets           24,065             301     5.03%     12,221             181     6.01%
  FHLB stock                               1,649              33     8.05%      1,401              22     6.37%
                                        --------         -------             --------         -------

Total interest-earning assets            343,147           6,400     7.50%    291,243           5,317     7.40%
                                        --------         -------             --------         -------

Other assets                              15,698                               13,660
                                        --------                             --------

Total assets                            $358,845                             $304,903
                                        --------                             --------
                                        --------                             --------

Interest-bearing liabilities:
  Time deposits                         $183,743           2,646     5.79%   $151,218           1,922     5.15%
  Savings deposits                        54,085             358     2.66%     60,664             366     2.45%
  Demand and NOW deposits                 51,708             389     3.03%     55,217             426     3.13%
  Borrowings                              29,563             435     5.92%          -               -
                                        --------         -------             --------         -------

Total interest-bearing liabilities       319,099           3,828     4.82%    267,099           2,714     4.12%
                                        --------         -------             --------         -------

Other liabilities                          3,534                                1,918
                                        --------                             --------

Total liabilities                        322,633                              269,017
                                        --------                             --------

Stockholders' equity                      36,212                               35,886
                                        --------                             --------

Total liabilities and
  stockholders' equity                  $358,845                             $304,903
                                        --------                             --------
                                        --------                             --------

Net interest income                                      $ 2,572                              $ 2,603
                                                         -------                              -------
                                                         -------                              -------

Net interest rate spread                                             2.68%                                3.28%
                                                                     -----                                -----
                                                                     -----                                -----

Net earning assets                      $ 24,048                             $ 24,144
                                        --------                             --------
                                        --------                             --------

Net yield on average interest-
 earning assets (net interest
 margin)                                                             3.01%                                3.62%
                                                                     -----                                -----
                                                                     -----                                -----

Average interest-earning assets to
 average interest-bearing liabilities                    107.54%                              109.04%
                                                         -------                              -------
                                                         -------                              -------


(1) Calculated including loans held for sale, and net of deferred loan fees, loan discounts, loans in process and loan loss reserves.
(2) Calculated including investment securities available-for-sale.

                                KANKAKEE BANCORP, INC.

                             PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS   -   None

Item 2.  CHANGES IN SECURITIES   -   None

Item 3.  DEFAULTS UPON SENIOR SECURITIES   -   None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   -   None

Item 5.  OTHER INFORMATION   -   None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits   -   Exhibit 27 - Financial Data Schedule

         Reports on Form 8-K  -  None

                                KANKAKEE BANCORP, INC.

                                      SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       KANKAKEE BANCORP, INC.
                                       Registrant



Date:     May 10, 1996                 /s/ JAMES G. SCHNEIDER
       ------------------               ------------------------------------
                                       Chairman, President and Chief Executive
                                       Officer (Principal Executive
                                       and Operating Officer)



Date:     May 10, 1996                 /s/ RONALD J. WALTERS
       ------------------               ------------------------------------
                                       Vice President and Treasurer
                                       (Principal Financial
                                       and Accounting Officer)