Form 10-Q
period 1996-06-30
KANKAKEE BANCORP INC
filed 1996-08-08
CIK 891523

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C 20549

                                ---------------------

                                      FORM 10-Q

(MARK ONE)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1996.

                                          or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act
    of 1934 For the Transition Period From            to           .
                                           ----------    ----------

Commission File Number  0-20804
                        -------

                                KANKAKEE BANCORP, INC.
        ----------------------------------------------------------------
                (Exact Name of Registrant as Specified in its Charter)

DELAWARE                                         36-3846489
- ---------------------------------------------     ------------------------------
(State or Other Jurisdiction of Incorporation    (I.R.S. Employer
 or Organization)                                 Identification Number)


310 SOUTH SCHUYLER AVENUE, KANKAKEE, ILLINOIS                  60901
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

    Yes    X     No
         -------     -------

As of August 7, 1996, there were 1,427,718 issued and outstanding shares of the Issuer's Common Stock (exclusive of 322,182 shares of the Issuer's Common Stock held as treasury stock).

                                KANKAKEE BANCORP, INC.

                                        INDEX

                                                                           Page
                                                                          Number

Part I.  FINANCIAL INFORMATION

         Item 1.   Consolidated Financial
                   Statements (Unaudited)

                   Statements of Financial Condition,
                   June 30, 1996 and December 31, 1995                        1

                   Statements of Income, Three Months
                   Ended June 30, 1996 and 1995                               2

                   Statements of Income, Six Months
                   Ended June 30, 1996 and 1995                               3

                   Statements of Cash Flows, Six Months
                   Ended June 30, 1996 and 1995                           4 - 5

                   Notes to Financial Statements                              6

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                         7 - 15

Part II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                         16

         Item 2.   Changes in Securities                                     16

         Item 3.   Defaults Upon Senior Securities                           16

         Item 4.   Submission of Matters to a Vote of Security Holders       16

         Item 5.   Other Information                                         16

         Item 6.   Exhibits and Reports on Form 8-K                          16

         SIGNATURES                                                          17

              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                        KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                      June 30,         December 31,
                                                                        1996               1995
                                                                    ------------        ------------
Assets
    Cash and amounts due from banks                                $  6,699,064        $  8,849,933
    Federal funds sold                                                1,135,000          13,090,000
    Money market funds                                                6,982,206           3,754,576
                                                                    ------------        ------------
    Cash and cash equivalents                                        14,816,270          25,694,509
    Certificates of deposit                                             426,640             287,500
    Investment securities available-for-sale - at market             62,497,360          47,710,703
    Investment securities (fair value:  June 30, 1996
    - $72,223; December 31, 1995 - $74,545)                              72,223              74,545
    Mortgage-backed securities available-for-sale - at market        32,292,213          36,118,544
    Mortgage-backed securities (fair value: June 30, 1996
    - $288,864; December 31, 1995 - $378,182)                           281,450             362,843
    Nonmarketable equity securities                                     551,100             551,100
    Loans                                                           235,629,261         232,274,230
    Less: Allowance for losses on loans                               2,378,530           2,387,856
                                                                    ------------        ------------
    Net loans                                                       233,250,731         229,886,374
    Loans held for sale                                                 558,320             581,054
    Real estate held for sale                                           166,305             834,136
    Federal Home Loan Bank stock, at cost                             1,956,000           1,546,500
    Office properties and equipment                                   5,038,476           5,099,536
    Accrued interest receivable                                       2,908,444           2,483,548
    Prepaid expenses and other assets                                 1,846,074           1,269,868
    Intangible assets                                                 2,509,263           2,602,237
                                                                    ------------        ------------
Total assets                                                       $359,170,869        $355,102,997
                                                                    ------------        ------------
                                                                    ------------        ------------
Liabilities and stockholders' equity
    Liabilities
        Deposits                                                   $294,622,223        $286,079,750
        Short term borrowings                                        16,730,000          20,370,000
        Other borrowings                                              9,925,000           9,275,000
        Advance payments by borrowers for taxes and insurance         1,543,719           1,630,066
        Other liabilities                                               851,703           1,297,494
                                                                    ------------        ------------
    Total liabilities                                               323,672,645         318,652,310
                                                                    ------------        ------------
    Stockholders' equity
        Preferred stock, $.01 par value; authorized, 500,000
        shares; none outstanding                                              -                   -
        Common stock, $.01 par value; authorized, 3,500,000
        shares; issued and outstanding: June 30, 1996 -
        1,433,718; December 31, 1995 - 1,453,418                         17,500              17,500
    Additional paid-in capital                                       16,181,726          16,186,914
    Retained income, substantially restricted                        26,726,756          26,015,559
    Unrealized gains (losses) on available-for-
        sale securities, net of related income taxes                 (1,174,029)            188,849
    Employee Stock Ownership Plan loan                                 (680,449)           (756,055)
    Bank Incentive Plan and Trusts                                      (55,655)            (75,434)
                                                                    ------------        ------------
                                                                     41,015,849          41,577,333
    Less cost of treasury stock                                       5,517,625           5,126,646
                                                                    ------------        ------------
    Total stockholders' equity                                       35,498,224          36,450,687
                                                                    ------------        ------------
Total liabilities and stockholders' equity                         $359,170,869        $355,102,997
                                                                    ------------        ------------
                                                                    ------------        ------------

See notes to consolidated financial statements (unaudited)

                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                                       Three Months Ended June 30,
                                                                     -------------------------------
                                                                        1996               1995
                                                                     -----------         -----------
Interest income:
    Loans                                                            $4,785,922          $4,341,252
    Mortgage-backed securities                                          543,180             115,810
    Investment securities                                             1,152,449           1,028,125
                                                                     -----------         -----------

         Total interest income                                        6,481,551           5,485,187
                                                                     -----------         -----------
Interest expense:
    Deposits                                                          3,424,131           2,918,629
    Borrowed funds                                                      407,676              10,046
                                                                     -----------         -----------
         Total interest expense                                       3,831,807           2,928,675
                                                                     -----------         -----------
    Net interest income                                               2,649,744           2,556,512

Provision for losses on loans                                            28,650              73,820
                                                                     -----------         -----------
    Net interest income after provision for losses on loans           2,621,094           2,482,692
Other income:
    Net gain (loss) on sales of securities                               (9,375)                 62
    Net gain on sales of real estate held for sale                       20,710                 598
    Net gain (loss) on sales of loans                                   (30,404)              2,248
    Fee income                                                          192,925             154,522
    Insurance commissions                                                20,048              22,211
    Other                                                               146,502              87,076
                                                                     -----------         -----------
         Total other income                                             340,406             266,717
                                                                     -----------         -----------
Other expenses:
    Compensation and benefits                                         1,098,643           1,188,506
    Occupancy                                                           168,523             179,019
    Furniture and equipment                                             103,148              76,329
    Federal insurance premiums                                          163,133             146,381
    Advertising                                                          50,551              54,037
    Provisions for losses on real estate held for sale                      -                50,000
    Data processing services                                             70,558              61,431
    Telephone and postage                                                59,179              58,359
    Other general and administrative                                    453,437             455,923
                                                                     -----------         -----------
         Total other expenses                                         2,167,172           2,269,985
                                                                     -----------         -----------
    Income before income taxes                                          794,328             479,424
    Income taxes                                                        190,430             162,950
                                                                     -----------         -----------
         Net income                                                 $   603,898         $   316,474
                                                                     -----------         -----------
                                                                     -----------         -----------

    Earnings per share                                                    $0.40               $0.20
                                                                           -----               -----
                                                                           -----               -----


See notes to consolidated financial statements (unaudited)

                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                                         Six Months Ended June 30,
                                                                     -------------------------------
                                                                        1996                1995
                                                                     -----------         -----------
Interest income:
    Loans                                                            $9,471,280          $8,442,483
    Mortgage-backed securities                                        1,115,844             223,615
    Investment securities                                             2,294,548           2,136,531
                                                                     -----------         -----------
         Total interest income                                       12,881,672          10,802,629
                                                                     -----------         -----------
Interest expense:
    Deposits                                                          6,817,203           5,632,767
    Borrowed funds                                                      842,734              10,046
                                                                     -----------         -----------
         Total interest expense                                       7,659,937           5,642,813
                                                                     -----------         -----------
    Net interest income                                               5,221,735           5,159,816

Provision for losses on loans                                            38,097             134,390
                                                                     -----------         -----------
    Net interest income after provision for losses on loans           5,183,638           5,025,426
Other income:
    Net gain (loss) on sales of securities                              (28,809)             21,655
    Net gain (loss) on sales of real estate held for sale                38,428              (4,292)
    Net gain (loss) on sales of loans                                   (20,068)              2,574
    Fee income                                                          364,647             310,756
    Insurance commissions                                                40,145              32,417
    Other                                                               210,258             179,116
                                                                     -----------         -----------
         Total other income                                             604,601             542,226
                                                                     -----------         -----------
Other expenses:
    Compensation and benefits                                         2,280,683           2,150,302
    Occupancy                                                           350,868             364,389
    Furniture and equipment                                             167,086             145,279
    Federal insurance premiums                                          319,526             292,761
    Advertising                                                          65,679             103,408
    Provision for losses on real estate held for sale                         -              50,000
    Data processing services                                            175,114             117,362
    Telephone and postage                                               144,969             114,753
    Other general and administrative                                    971,322             847,299
                                                                     -----------         -----------
         Total other expenses                                         4,475,247           4,185,553
                                                                     -----------         -----------
    Income taxes                                                      1,312,992           1,382,099
    Income tax expense                                                  312,521             469,950
                                                                     -----------         -----------
         Net income                                                 $ 1,000,471         $   912,149
                                                                     -----------         -----------
                                                                     -----------         -----------

    Earnings per share                                                    $0.66               $0.57
                                                                           -----               -----
                                                                           -----               -----


See notes to consolidated financial statements (unaudited)

                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                        KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                                        Six Months Ended March 31,
                                                                     --------------------------------
                                                                         1996                 1995
                                                                     ------------        ------------
Cash flows from operating activities
    Net income                                                       $1,000,471            $912,149
    Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
         Provision for losses on loans                                   38,097             134,390
         Provision for losses on real estate held for sale                    -              50,000
         Depreciation and amortization                                  321,904             255,458
         Amortization of investment premiums and discounts-net          205,216              (2,693)
         Accretion of loan fees and discounts                           (58,380)            (76,922)
         Deferred income tax provision (benefit)                        (13,710)            244,541
         Origination of loans held for sale                          (3,354,766)           (595,256)
         Proceeds from sales of loans                                 3,357,432             206,173
         Decrease (increase) in interest receivable                    (424,896)             23,659
         Increase (decrease) in interest payable on deposits            (11,446)             (2,180)
         Proceeds from sales of trading securities                   19,662,500                 -
         Purchase of trading securities                             (19,884,844)                -
         Net (gain) loss on sales of loans                               20,068              (2,574)
         Net (gain) loss on sales of securities                          28,809             (21,655)
         Net (gain) loss on sales of real estate held for sale          (38,428)              4,291
         Other, net                                                    (961,738)           (937,637)
                                                                     -----------         -----------
    Net cash provided (used) by operating activities                   (113,711)            191,744
                                                                     ------------        ------------

Cash flows from investing activities
    Investment securities:
         Available-for-sale:
              Purchases                                             (26,956,508)         (3,039,806)
              Proceeds from sales                                     4,189,375          12,975,469
              Proceeds from maturities                                6,500,000                -
         Held-to-maturity:
              Purchases                                                       -          (2,000,000)
              Proceeds from maturities                                    2,322           3,002,182
    Mortgage-backed securities:
         Available-for-sale
              Purchases                                              (2,967,588)        (10,240,367)
              Proceeds from maturities                                6,197,884
         Held-to-maturity:
              Proceeds from maturities                                   81,393             430,872
         Purchases of certificates of deposit                          (826,640)           (287,500)
         Proceeds from maturities of certificates of deposit            687,500           1,447,826
         Proceeds from sales of real estate                             933,394              21,018
         Net loan fees deferred                                          93,574              50,738
         Loans originated                                           (36,996,484)        (37,763,439)
         Loans purchased                                               (850,000)            (78,136)
         Principal collected on loans                                34,681,089          25,241,483
         Purchases of office properties and equipment-net              (303,102)            (74,007)
         Payment of acquisition costs                                   (22,868)               -
                                                                     ------------        ------------
    Net cash used by investing activities                           (15,556,659)        (10,313,667)
                                                                     ------------        ------------



See notes to consolidated financial statements (unaudited)

                        KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                                         Six Months Ended June 30,
                                                                     --------------------------------
                                                                         1996                1995
                                                                     ------------        ------------
Cash flows from financing activities
    Net (decrease) increase in non-certificate
      of deposit accounts                                             3,364,398        ($14,481,854)
    Net increase in certificates of deposit                           5,189,521          13,298,783
    Increase (decrease) in advance payments by
      borrowers for taxes and insurance                                 (86,347)             37,207
    Proceeds from short-term borrowing                               16,730,000           8,715,000
    Repayments of short-term borrowed funds                         (20,370,000)               -
    Proceeds from other borrowing                                       650,000           1,575,000
    Proceeds from exercise of stock options                               6,912               5,431
    Dividends paid                                                     (289,274)           (304,139)
    Purchase of treasury stock                                         (403,079)           (189,881)
                                                                     ------------        ------------
    Net cash provided by financing activities                         4,792,131           8,655,547
                                                                     ------------        ------------

Decrease in cash and cash equivalents                               (10,878,239)         (1,466,376)
Cash and cash equivalents:
    Beginning of period                                              25,694,509          14,047,105
                                                                     ------------        ------------
    End of period                                                   $14,816,270         $12,580,729
                                                                     ------------        ------------
                                                                     ------------        ------------

Supplemental disclosures of cash flow information
    Cash paid during the year for:
         Interest on deposits                                        $6,828,600          $5,634,900
                                                                     ------------        ------------
                                                                     ------------        ------------
         Interest on borrowed funds                                    $842,300
                                                                     ------------
                                                                     ------------
         Income taxes                                                  $128,736            $265,000
                                                                     ------------        ------------
                                                                     ------------        ------------

Supplemental disclosures of non-cash investing activities:
    Real estate acquired through foreclosure                           $224,830             $10,235
                                                                     ------------        ------------
                                                                     ------------        ------------





See notes to consolidated financial statements (unaudited)

                        KANKAKEE BANCORP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                    June 30, 1996

Note 1 - Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The statement of condition at December 31, 1995 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report for Kankakee Bancorp, Inc. (the "Company") on Form 10-K for the year ended December 31, 1995.

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

Note 3 - Accounting for Certain Investments in Debt and Equity Securities

    At June 30, 1996, in accordance with the requirements of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities", stockholders' equity has been reduced by $1,174,029. This represents the amount by which the book value of the available-for-sale securities and the available-for-sale mortgage-backed securities exceeded the market value, net of an income tax benefit of $604,665. An increase in market interest rates during the six months ended June 30, 1996 resulted in a $1,362,878 decrease in the market value, net of income tax effect, of the available-for-sale securities and the available-for-sale mortgage-backed securities during the six months. At the end of 1995, the market value of the available-for-sale securities portfolio exceeded the book value by $188,849, net of income tax benefit.

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

FINANCIAL CONDITION

    Total assets of the Company increased by $4.1 million, or 1.1%, to $359.2 million at June 30, 1996 from $355.1 million at December 31, 1995.

    Cash and cash equivalents decreased by $10.9 million, or 42.3%, from $25.7 million at December 31, 1995 to $14.8 million at June 30, 1996. The decrease was primarily attributable to increases in investment securities available-for-sale and loans receivable, and a decrease in borrowings, which were partially offset by an increase in deposits and a decrease in mortgage-backed securities available-for-sale.

    During the six-month period ended June 30, 1996, net loans receivable increased by $3.4 million (1.5%) from $229.9 million to $233.3 million. This was primarily the result of the origination (or purchase) of $18.2 million of real estate loans and the origination (or purchase) of $19.6 million of consumer and commercial business loans, offset by loan repayments which totaled $34.7 million.

    Securities available-for-sale increased by $14.8 million to $62.5 million at June 30, 1996 from $47.7 million at December 31, 1995 as the result of the purchase of $27.0 million in such securities, partially offset by the sale of $4.2 million and maturity of $6.5 million in such securities, and by the net change in market value adjustment.

    Deposits increased by $8.5 million, or 3.0% to $294.6 million at June 30, 1996 from $286.1 million at December 31, 1995. The increase resulted from a $5.2 million increase in certificates of deposit and a $3.3 million increase in passbook, NOW and money market accounts.

    During 1995, the Board of Directors authorized the borrowing of approximately $30.0 million for the purpose of purchasing mortgage-backed securities. The mortgage-backed securities purchased with borrowed money are categorized as available-for-sale and subject to market value adjustments under SFAS 115. At June 30, 1996, mortgage-backed securities available-for-sale totaled $32.3 million and borrowed money totaled $26.7 million. The borrowed money consisted of $9.9 million in advances from the Federal Home Loan Bank of Chicago and $16.8 million in funds borrowed using mortgage-backed securities as collateral.

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

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOSSES ON LOANS

    The Company's non-performing assets decreased to $1.6 million at June 30, 1996 as compared to $2.3 million at December 31, 1995. Non-performing assets represented 0.44% and 0.64% of total assets at June 30, 1996 and December 31, 1995, respectively. During the six-month period ending June 30, 1996, foreclosed assets and non-performing one-to-four family loans decreased by $668,000 and $222,000, respectively. These decreases were partially offset by increases of $48,000, $76,000, $39,000 and $18,000 in non-performing construction and development loans, consumer loans, commercial real estate loans and commercial business loans, respectively. The ratio of the allowance for losses on loans to non-performing loans was 168.3% as of June 30, 1996 as compared to 163.5% as of December 31, 1995. The increase in this ratio, which excludes foreclosed assets, is primarily the result of a decrease of $46,000 in non-performing loans.

    The Company classified $2.4 million of its assets as Special Mention, $3.7 million as Substandard and $218,000 as Loss as of June 30, 1996. No assets were classified as Doubtful at June 30, 1996. This represents a decrease of $170,000 in the Special Mention category and a net decrease of $1.1 million in the other categories from the December 31, 1995 totals for classified assets. The ratio of classified assets to total assets (including items classified as Special Mention) was 1.77% as of June 30, 1996 as compared to 2.15% as of December 31, 1995. The ratio of the allowance for losses on loans to classified assets increased to 37.4% as of June 30, 1996 as compared to 31.3% as of December 31, 1995.

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


RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1996 AND 1995

    Net income for the three-month period ended June 30, 1996 was $604,000 compared to $316,000 for the same period in 1995. The difference in net income of $288,000 represents a 90.8% increase in net income for the 1996 period. The increase in net income resulted from a $93,000 increase in net interest income, a $103,000 decrease in general and administrative expenses, a $74,000 increase in other income and a $45,000 decrease in the provision for losses on loans, partially offset by a $27,000 increase in federal income tax expense.

    Net interest income increased $93,000, or 3.6%, during the three-month period ended June 30, 1996 compared to the three-month period ended June 30, 1995.

    The table presented on page 14 ("Table I"), sets forth an analysis of the Company's net interest income for the three-month periods ended June 30, 1996 and 1995.

    As Table I indicates, interest income increased $1.0 million, or 18.2%, to $6.5 million for the three-month period ended June 30, 1996 from $5.5 million for the same period in 1995. The increase in interest income was the result of an increase in the yield earned on interest-earning assets and an increase in the average balance of interest-earning assets to 7.55% and $345.5 million, respectively, during the 1996 period from 7.43% and $296.1 million, respectively, during the 1995 period. The increase in yield was due to the reinvestment of proceeds from maturing and prepaying assets at interest rates higher than the rates earned on those maturing and prepaying assets, and, to a lesser extent, from upward rate adjustments on adjustable rate mortgage loans.

    Interest expense increased $900,000, or 30.8%, to $3.8 million for the three-month period ended June 30, 1996 from $2.9 million for the same period in 1995. The increase in interest expense was the result of an increase in the average yield on interest-bearing liabilities and an increase in the average outstanding balance of interest-bearing liabilities to 4.78% and $322.1 million, respectively, during the 1996 period from 4.38% and $268.3 million, respectively, during the 1995 period. The increase in the average yield on interest-bearing liabilities was attributable to a change in the composition of average interest-bearing liabilities during the 1996 period as compared to the 1995 period. Higher yielding interest-bearing liabilities, consisting of certificates of deposit and borrowings, represented 66.3% of interest-bearing liabilities during the 1996 period as compared to 59.9% during the 1995 period. Average outstanding borrowings during the 1996 period were 8.7% of interest-bearing liabilities as compared to 1.0% during the 1995 period.

    The provision for losses on loans totaled $29,000 for the three-month period ended June 30, 1996 compared to $74,000 for the same period in 1995. The decrease was primarily attributed to modest growth in loans receivable, relative stability in the mix of loans in loans receivable and minimal net charges-offs during the 1996 period.

    Other income for the three-month period ended June 30, 1996 increased $73,000, or 27.6%, to $340,000 compared to $267,000 for the same period in 1995.
The increase was attributable to increases in net gain on sale of real estate, fee income and other income of $20,000, $38,000 and $59,000, respectively, which were partially offset by increases in net loss on sale of investment and mortgage-backed securities and net loss on sale of loans of $9,000 and $33,000, respectively.

    Other expenses for the three-month period ended June 30, 1996 decreased $103,000, or 4.5%, to $2.2 million from $2.3 million during the 1995 period.
The decrease was attributable to decreases in compensation and benefits expense, occupancy expense and provision for losses on real estate held for sale of $90,000, $10,000 and $50,000, respectively, which were partially offset by increases in furniture and equipment expense and federal insurance premiums of $27,000 and $17,000, respectively. The decreases in compensation and benefits expense and occupancy expense were primarily the result of recommendations derived from an operational review and restructuring of certain departments during the last half of 1995.

    Federal income taxes increased $27,000, or 16.7%, to $190,000 for the three-month period ended June 30, 1996, compared to $163,000 for the same period in 1995. The effective federal income tax rate for 1996 has been reduced because of a prior overaccrual of income taxes which was considered immaterial.


RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1996 AND 1995

    Net income for the six-month period ended June 30, 1996 was $1.0 million compared to $912,000 for the same period in 1995. The difference in net income of $88,000 represents a 9.7% increase in net income for the 1996 period. The increase in net income resulted from a $62,000 increase in net interest income, a $96,000 decrease in provision for losses on loans, a $62,000 increase in other income and a $157,000 decrease in federal income tax expense, which were partially offset by a $290,000 increase in other expenses.

    Net interest income increased by $62,000, or 1.2%, during the six-month period ended June 30, 1996 compared to the six-month period ended June 30, 1995.

    The table presented on page 15 ("Table II"), sets forth an analysis of the Company's net interest income for the six months ended June 30, 1996 and 1995.

    As Table II indicates, interest income increased $2.1 million, or 19.2% , to $12.9 million for the six-month period ended June 30, 1996 from $10.8 million for the same period in 1995. The increase in interest income was the result of an increase in the yield earned on interest-earning assets and an increase in the average balance of interest-earning assets to 7.54% and $343.8 million, respectively, during the 1996 period from 7.42% and $293.5 million, respectively, during the 1995 period. The increase in yield was due to the reinvestment of proceeds from maturing and prepaying assets at interest rates higher than the rates earned on those maturing and prepaying assets, and to adjustments on adjustable-rate mortgage loans repricing at higher levels during the period.

    Interest expense increased $2.1 million, or 35.7%, to $7.7 million for the six-month period ended June 30, 1996 from $5.6 million for the same period in 1995. The increase in interest expense was the result of an increase in the average yield on interest-bearing liabilities and an increase in the average outstanding balance of interest-bearing liabilities to 4.81% and $320.2 million, respectively, during the 1996 period from 4.27% and $266.8 million, respectively, during the 1995 period.

    Other income for the six-month period ended June 30, 1996 increased $63,000, or 11.5%, to $605,000 from $542,000 for the same period in 1995.
Increases of $43,000, $54,000 and $31,000 in net gain on the sale of real estate, fee income and other income, respectively, were partially offset by decreases of $50,000 and $23,000 in net gain on the sale of investment and mortgage-backed securities and net gain on the sale of loans, respectively.

    Other expenses for the six-month period ended June 30, 1996 increased $290,000, or 6.9%, from the same period in 1995. Compensation and benefits expense increased $130,000, or 6.1%, from $2.2 million during the 1995 period to $2.3 million during the 1996 period. The 1995 figure reflected a one-time expense reduction of $275,000 which resulted from the decision to discontinue funding a portion of the cost of post-retirement health benefits for retired employees. Expense for data processing services for the six-month period ended June 30, 1996 increased $58,000, or 49.2%, due to costs associated with temporary data center management required during the period and the amortization of software licensing and prepaid maintenance associated with an upgrade of the computer system. Telephone and postage expense increased $30,000, or 26.3%, during the 1996 period, primarily due to increased use of direct mail marketing of products and services. Other general and administrative expenses increased during the 1996 period by $124,000, or 14.6%, primarily due to amortization of intangible assets related to the Momence branch acquisition and an increase in fees paid for outsourced services.

    Federal income taxes decreased by $157,000, or 33.5%, to $313,000 for the six-month period ended June 30, 1996, compared to $470,000 for the same period in 1995. The effective federal income tax rate for 1996 has been reduced because of a prior overaccrual of income taxes which was considered immaterial.


LIQUIDITY AND CAPITAL RESOURCES

    The Bank maintains a certain level of cash and other liquid assets to fund normal volumes of loan commitments, deposit withdrawals and other obligations. The Office of Thrift Supervision ("OTS") requires thrifts to maintain a minimum liquidity ratio (cash and cash equivalent investments to net withdrawable deposits and borrowings due within one year) of 5%. At June 30, 1996, the Bank's liquidity ratio was 15.5%, which was in excess of the minimum regulatory requirement.

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

    The capital regulations currently require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income and certain non-cumulative perpetual preferred stock and related income less intangible assets (other than specified amounts of purchased mortgage servicing rights) and certain non-includable investments in subsidiaries. The capital regulations also currently require core capital equal to at least 3.0% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus specified amounts of certain intangible assets. The OTS risk-based requirement currently requires associations to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital plus supplementary capital, which consists of, among other things, maturing capital instruments, such as subordinated debt and mandatorily redeemable preferred stock, and a portion of the Bank's general allowance for losses on loans. As of June 30, 1996, the Bank exceeded all current minimum regulatory capital standards.

    At June 30, 1996, the Bank's tangible capital was $28.4 million, or 8.0%, of adjusted total assets, which exceeded the 1.5% requirement by $23.1 million. In addition, at June 30, 1996, the Bank had core capital of $28.4 million, or 8.0%, of adjusted total assets, which exceeded the 3.0% requirement by $17.8 million. The Bank had risk-based capital of $30.4 million at June 30, 1996, or 15.3%, of risk-adjusted assets, which exceeded the minimum risk-based capital requirement by $14.5 million.


STOCK REPURCHASE

    On January 30, 1996, the Company announced that its Board of Directors had authorized the repurchase of up to 150,000 shares of its common stock. The Company repurchased 5,600 shares of its common stock during the second quarter of 1996 at a total cost of $107,000, and since the current program was announced 20,400 shares of common stock have been repurchased at a total cost of $403,000. Through June 30, 1996, a total of 335,557 shares of common stock of the Company had been purchased under the current and previously completed repurchase programs at a total cost of $5.8 million. As of June 30, 1996, the Company held 316,282 shares of its common stock as treasury stock.


EXERCISE OF STOCK OPTIONS

    There were no stock options exercised during the second quarter of 1996. During the first six months of 1996, stock options for 700 shares of common stock were exercised. Between June 30, 1996 and August 7, 1996, no notice was received from holders of options of their intent to exercise options.


DIVIDENDS

    During January, 1995, the Company began a regular quarterly dividend program and declared the first cash dividend since becoming a public company. Cash dividends of $.10 per share have been paid during each quarter since the Company announced the dividend program. In July, 1996, a cash dividend of $.10 per share was declared payable on August 30, 1996 to stockholders of record as of August 15, 1996. Future dividends will depend primarily upon earnings, financial condition and need for funds, as well as restrictions imposed by regulatory authorities regarding dividend payments and capital requirements.


BRANCH SALE

    On February 5, 1996, the Bank announced that it had entered into an agreement to sell its branch in Carlyle, Illinois to Centralia Savings Bank, Centralia, Illinois ("Centralia"). The branch had approximately $9.4 million in deposits at June 30, 1996. In addition to assuming the deposit liabilities attributable to the branch, Centralia has agreed to acquire certain assets associated with the branch, including the real property. Subsequent to the end of the second quarter, the Bank received notification that all required regulatory approvals had been received. It is expected that the sale will be completed by the end of the third quarter.


                                                                       TABLE I
                                                      NET INTEREST INCOME ANALYSIS (UNAUDITED)
                                                       KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                               Three Months Ended June 30,
                                         ---------------------------------------------------------------------
                                                        1996                                 1995
                                         ---------------------------------   ---------------------------------
                                           Average                             Average
                                         Outstanding   Interest     Yield/   Outstanding   Interest     Yield/
                                           Balance    Earned/Paid    Rate      Balance    Earned/Paid    Rate
                                         ---------------------------------   ---------------------------------
                                                                    (Dollars in Thousands)
Interest-earning assets:
    Loans receivable (1)                 $232,796      $4,786       8.27%    $223,153      $4,341       7.80%
    Mortgage-backed securities             34,276         543       6.37%       8,557         116       5.44%
    Investments securities (2)             60,020         954       6.39%      49,268         823       6.70%
    Other interest-earning assets          16,472         173       4.22%      13,658         181       5.32%
    FHLB stock                              1,956          26       5.35%       1,510          24       6.38%
                                          --------      ------                --------      ------

Total interest-earning assets             345,520       6,482       7.55%     296,146       5,485       7.43%
                                          --------      ------                --------      ------

Other assets                               15,578                              12,967
                                          --------                            --------

Total assets                             $361,098                            $309,113
                                          --------                            --------
                                          --------                            --------

Interest-bearing liabilities:
    Time deposits                        $185,636       2,660       5.76%    $158,242       2,176       5.52%
    Savings deposits                       55,080         370       2.70%      55,699         352       2.53%
    Demand and NOW deposits                53,436         394       2.97%      51,797         390       3.02%
    Borrowings                             27,983         408       5.86%       2,573          10       1.56%
                                          --------      ------                --------

Total interest-bearing liabilities        322,135       3,832       4.78%     268,311       2,928       4.38%
                                          --------      ------                --------      ------
Other liabilities                           3,575                               4,363
                                          --------                            --------

Total liabilities                         325,710                             272,674
                                          --------                            --------

Stockholders' equity                       35,388                              36,439
                                          --------                            --------

Total liabilities and
  stockholders' equity                   $361,098                            $309,113
                                          --------                            --------
                                          --------                            --------

Net interest income                                    $2,650                              $2,557
                                                       --------                             ------
                                                       --------                             ------

Net interest rate spread                                            2.77%                               3.05%
                                                                     -----                               -----
                                                                     -----                               -----

Net earning assets                        $23,385                            $27,835
                                          --------                            --------
                                          --------                            --------

Net yield on average interest-
 earning assets (net interest
 margin)                                                            3.08%                               3.46%
                                                                     -----                               -----
                                                                     -----                               -----
Average interest-earning assets to
 average interest-bearing liabilities                 107.26%                             110.37%
                                                       --------                            -------
                                                       --------                            -------

(1) Calculated including loans held for sale, and net of deferred loan fees, loan discounts, loans in process and loan loss reserves.
(2) Calculated including investment securities available-for-sale.


                                                                     TABLE II
                                                      NET INTEREST INCOME ANALYSIS (UNAUDITED)
                                                       KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                               Six Months Ended June 30,
                                         --------------------------------------------------------------------
                                                        1996                                 1995
                                         ---------------------------------   --------------------------------
                                           Average                            Average
                                         Outstanding   Interest      Yield/  Outstanding    Interest    Yield/
                                           Balance    Earned/Paid     Rate     Balance     Earned/Paid   Rate
                                         ---------------------------------   --------------------------------
                                                                (Dollars in Thousands)
Interest-earning assets:
    Loans receivable (1)                 $231,717      $9,471       8.22%    $219,633      $8,442       7.75%
    Mortgage-backed securities             34,736       1,116       6.46%       7,576         224       5.96%
    Investments securities (2)             55,753       1,761       6.35%      52,485       1,729       6.64%
    Other interest-earning assets          19,768         475       4.83%      12,374         362       5.90%
    FHLB stock                              1,789          59       6.67%       1,463          46       6.34%
                                         --------    --------                --------      ------

Total interest-earning assets             343,754      12,882       7.54%     293,531      10,803       7.42%
                                         --------    --------                --------      ------

Other assets                               15,759                              13,472
                                         --------                            --------

Total assets                             $359,513                            $307,003
                                         --------                            --------
                                         --------                            --------

Interest-bearing liabilities:
    Time deposits                        $184,568       5,306       5.78%    $154,481       4,098       5.35%
    Savings deposits                       54,550         728       2.68%      57,180         719       2.54%
    Demand and NOW deposits                52,406         783       3.00%      53,636         816       3.07%
    Borrowings                             28,664         843       5.91%       1,459          10       1.38%
                                         --------    --------                --------      ------

Total interest-bearing liabilities        320,188       7,660       4.81%     266,756       5,643       4.27%
                                         --------    --------                --------      ------

Other liabilities                           3,493                               4,100
                                         --------                            --------

Total liabilities                         323,681                             270,856
                                         --------                            --------

Stockholders' equity                       35,832                              36,147
                                         --------                            --------

Total liabilities and
  stockholders' equity                   $359,513                            $307,003
                                         --------                            --------
                                         --------                            --------

Net interest income                                    $5,222                              $5,160
                                                     --------                              ------
                                                     --------                              ------

Net interest rate spread                                            2.73%                              3.15%
                                                                    -----                               -----
                                                                    -----                               -----

Net earning assets                        $23,566                             $26,775
                                         --------                            --------
                                         --------                            --------

Net yield on average interest-
 earning assets (net interest
 margin)                                                            3.05%                               3.54%
                                                                    -----                               -----
                                                                    -----                               -----

Average interest-earning assets to
 average interest-bearing liabilities                 107.36%                             110.04%
                                                      -------                             -------
                                                      -------                             -------

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


Item 1.  LEGAL PROCEEDINGS   -   None

Item 2.  CHANGES IN SECURITIES   -   None

Item 3.  DEFAULTS UPON SENIOR SECURITIES   -   None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders (the "Meeting") of the Company was held on April 19, 1996. At the meeting, William Cheffer and Michael
         A. Stanfa were elected to serve as directors with terms expiring in 1999. Continuing with terms expiring in 1997 were Charles C. Huber, Thomas M. Schneider and Wesley E. Walker. Continuing with terms expiring in 1998 were James G. Schneider and Larry D. Huffman. The matters approved by stockholders at the Meeting and the number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below:

                                                      Number of Votes
                                                  ---------------------
                                                      For      Withheld
                                                  ----------   --------

         The election of the following
         directors for a three-year term:

         William Cheffer                          1,239,782    10,977
         Michael A. Stanfa                        1,239,473    11,286



                                                                                      Broker
                                                      For       Against   Abstain    Non-Votes
                                                  ----------    -------   -------    ---------
         The ratification of McGladrey &
         Pullen, LLP, as the auditors for the
         year ending December 31, 1996:           1,237,879     8,539     4,341         -



    Item 5.   OTHER INFORMATION   -   None

    Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

              Exhibits   -   Exhibit 27 - Financial Data Schedule

              Reports on Form 8-K  -  None

                                KANKAKEE BANCORP, INC.

                                      SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       KANKAKEE BANCORP, INC.
                                       Registrant



    Date:    August 7, 1996            /s/ JAMES G. SCHNEIDER
          -----------------------       ---------------------------------------
                                       Chairman, President and Chief Executive
                                       Officer (Principal Executive
                                       and Operating Officer)



    Date:    August 7, 1996            /s/ RONALD J. WALTERS
          -----------------------       ---------------------------------------
                                       Vice President and Treasurer
                                       (Principal Financial
                                       and Accounting Officer)