Form 10-Q
period 1996-09-30
KANKAKEE BANCORP INC
filed 1996-11-08
CIK 891523

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C 20549
                                _____________________

                                      FORM 10-Q

(MARK ONE)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1996.

                                          or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From __________ to __________.

Commission File Number  0-20804

                                KANKAKEE BANCORP, INC.
          --------------------------------------------------------------------
                (Exact Name of Registrant as Specified in its Charter)

DELAWARE                                          36-3846489
---------------------------------------------    ---------------------------------------

(State or Other Jurisdiction of Incorporation    (I.R.S. Employer Identification Number)
 or Organization)

310 SOUTH SCHUYLER AVENUE, KANKAKEE, ILLINOIS                        60901
-------------------------------------------------------------------------------
      (Address of Principal Executive Offices)                    (Zip Code)


                                    (815) 937-4440
------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X     No
                                   ------      ------

As of November 7, 1996, there were 1,414,918 issued and outstanding shares of the Issuer's Common Stock (exclusive of 335,082 shares of the Issuer's Common Stock held as treasury stock).

                                KANKAKEE BANCORP, INC.

                                        INDEX
                                        -----
                                                                        Page
                                                                       Number

Part I.  FINANCIAL INFORMATION

         Item 1.   Consolidated Financial
                   Statements (Unaudited)

                   Statements of Financial Condition,
                   September 30, 1996 and December 31, 1995                  1

                   Statements of Income, Three Months
                   Ended September 30, 1996 and 1995                         2

                   Statements of Income, Nine Months
                   Ended September 30, 1996 and 1995                         3

                   Statements of Cash Flows, Nine Months
                   Ended September 30, 1996 and 1995                     4 - 5

                   Notes to Financial Statements                             6

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                        7 - 18

Part II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                        19

         Item 2.   Changes in Securities                                    19

         Item 3.   Defaults Upon Senior Securities                          19

         Item 4.   Submission of Matters to a Vote of Security Holders      19

         Item 5.   Other Information                                        19

         Item 6.   Exhibits and Reports on Form 8-K                         19

         SIGNATURES                                                         20

              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                        KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                        September 30,             December 31,
                                            1996                     1995
                                        -------------             ------------
Assets
 Cash and amounts due from banks       $   10,445,507           $   8,849,933
 Federal funds sold                         2,300,000              13,090,000
 Money market funds                         4,864,104               3,754,576
                                        -------------            -------------
 Cash and cash equivalents                 17,609,611              25,694,509
 Certificates of deposit                       50,000                 287,500
 Investment securities
  available-for-sale - at market           54,927,324              47,710,703
 Investment securities (fair value:
  September 30, 1996 - $72,223;
   December 31, 1995 - $74,545)                72,223                  74,545
 Mortgage-backed securities
  available-for-sale - at market           30,716,465              36,118,544
 Mortgage-backed securities (fair value:
  September 30, 1996 - $254,890;
   December 31, 1995 - $378,182)              254,652                 362,843
 Nonmarketable equity securities              501,100                 551,100
 Loans     236,711,152    232,274,230
 Less: Allowance for losses on loans        2,357,001               2,387,856
                                        -------------            -------------
 Net loans                                234,354,151             229,886,374
 Loans held for sale                        1,046,937                 581,054
 Real estate held for sale                    199,815                 834,136
 Federal Home Loan Bank stock, at cost      1,956,000               1,546,500
 Office properties and equipment            4,735,318               5,099,536
 Accrued interest receivable                2,478,670               2,483,548
 Prepaid expenses and other assets          1,571,973               1,269,868
 Intangible assets                          2,451,343               2,602,237
                                        -------------            -------------
Total assets                             $352,925,582            $355,102,997
                                        -------------            -------------
                                        -------------            -------------

Liabilities and stockholders' equity
 Liabilities
  Deposits                               $283,898,572            $286,079,750
  Short term borrowings                    23,090,000              20,370,000
  Other borrowings                          7,925,000               9,275,000
  Advance payments by borrowers for
   taxes and insurance                        474,471               1,630,066
  Other liabilities                         2,181,273               1,297,494
                                         ------------            -------------
 Total liabilities                        317,569,316             318,652,310
                                         ------------            -------------
 Stockholders' equity
  Preferred stock, $.01 par value;
   authorized, 500,000 shares; none
    outstanding                                -                        -
  Common stock, $.01 par value;
   authorized, 3,500,000 shares;
    issued and outstanding: September 30,
     1996 - 1,414,918; December 31,
      1995 - 1,453,418                         17,500                  17,500
  Additional paid-in capital               16,181,726              16,186,914
  Retained income, substantially
   restricted                              26,558,510              26,015,559
  Unrealized gains (losses) on available-
   for-sale securities, net of related
    income taxes                             (799,690)                188,849
  Employee Stock Ownership Plan loan         (680,449)               (756,055)
  Bank Incentive Plan and Trusts              (44,822)                (75,434)
                                         ------------            -------------
                                           41,232,775              41,577,333
  Less cost of treasury stock               5,876,509               5,126,646
                                         ------------            -------------
  Total stockholders' equity               35,356,266              36,450,687
                                         ------------            -------------
 Total liabilities and stockholders'
  equity                                 $352,925,582            $355,102,997
                                         ------------            -------------
                                         ------------            -------------

See notes to consolidated financial statements (unaudited)

                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                       THREE MONTHS ENDED SEPTEMBER 30,
                                       --------------------------------
                                        1996                     1995
                                       ------                   ------
Interest income:
 Loans                                 $4,844,505               $4,581,406
 Mortgage-backed securities               487,471                  321,341
 Investment securities                  1,139,502                  935,741
                                       ----------               -----------
  Total interest income                 6,471,478                5,838,488
                                       ----------               -----------
Interest expense:
 Deposits                               3,412,619                3,074,890
 Borrowed funds                           392,100                  215,024
                                       ----------               -----------
  Total interest expense                3,804,719                3,289,914
                                       ----------               -----------
 Net interest income                    2,666,759                2,548,574

Provision for losses on loans              23,300                   22,835
                                       ----------               -----------
 Net interest income after provision
  for losses on loans                   2,643,459                2,525,739
Other income:
 Net gain on sales of securities           41,376                     -
 Net gain on sales of real estate
  held for sale                             6,137                      504
 Net gain on sales of loans                14,859                    5,618
 Fee income                               210,158                  151,745
 Insurance commissions                     35,877                   13,446
 Other                                    819,535                   92,711
                                       ----------                ----------
  Total other income                    1,127,942                  264,024
                                       ----------                ----------
Other expenses:
 Compensation and benefits              1,075,314                1,186,659
 Occupancy                                173,479                  172,498
 Furniture and equipment                  105,889                   72,309
 Federal insurance premiums             1,867,470                  152,970
 Advertising                               31,095                   43,117
 Provisions for losses on real estate
  held for sale                              -                        -
 Data processing services                  70,884                   66,106
 Telephone and postage                     74,952                   74,926
 Other general and administrative         412,833                  382,598
                                       ----------                ----------
  Total other expenses                  3,811,916                2,151,183
                                       ----------                ----------
 Income before income taxes               (40,515)                 638,580
 Income taxes (benefit)                   (13,760)                 217,100
                                       ----------                ----------
  Net income (loss)                    $  (26,755)              $  421,480
                                       ----------                ----------
                                       ----------                ----------

 Earnings (loss) per share                 ($0.02)                   $0.27
                                           -------                   -----
                                           -------                   -----

See notes to consolidated financial statements (unaudited)

                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                       NINE MONTHS ENDED SEPTEMBER 30,
                                       ---------------------------------
                                        1996                      1995
                                       ------                    ------
Interest income:
 Loans                                 $14,315,785             $13,023,889
 Mortgage-backed securities              1,603,315                 544,956
 Investment securities                   3,434,050               3,072,272
                                       -----------              ------------
  Total interest income                 19,353,150              16,641,117
                                       -----------              ------------
Interest expense:
 Deposits                               10,229,822               8,707,657
 Borrowed funds                          1,234,834                 225,070
                                       -----------              ------------
  Total interest expense                11,464,656               8,932,727
                                       -----------              ------------
 Net interest income                     7,888,494               7,708,390

Provision for losses on loans               61,397                 157,225
                                       -----------               -----------
 Net interest income after provision
  for losses on loans                    7,827,097               7,551,165
Other income:
 Net gain on sales of securities            12,567                  21,655
 Net gain (loss) on sales of real
  estate held for sale                      44,565                   (3,788)
 Net gain (loss) on sales of loans          (5,209)                   8,192
 Loan and late charge fees                 126,368                   95,652
 Fee income                                448,437                  366,849
 Insurance commissions                      76,022                   45,863
 Other                                   1,029,793                  271,827
                                       -----------               ------------
  Total other income                     1,732,543                  806,250
                                       -----------               ------------
Other expenses:
 Compensation and benefits               3,355,997                3,336,961
 Occupancy                                 524,347                  536,887
 Furniture and equipment                   272,975                  217,588
 Federal insurance premiums              2,186,996                  445,731
 Advertising                                96,774                  146,525
 Provision for losses on real
  estate held for sale                        -                      50,000
 Data processing services                  245,998                  183,468
 Telephone and postage                     219,921                  189,679
 Other general and administrative        1,384,155                1,229,897
                                       -----------               ------------
  Total other expenses                   8,287,163                6,336,736
                                       -----------               ------------
 Income before income taxes              1,272,477                2,020,679
 Income taxes                              298,761                  687,050
                                       -----------               ------------
  Net income                           $   973,716               $1,333,629
                                       -----------               ------------
                                       -----------               ------------

 Earnings per share                          $0.64                    $0.84
                                             -----                    -----
                                             -----                    -----

See notes to consolidated financial statements (unaudited)

                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                        KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                           NINE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------
                                              1996               1995
                                             ------             ------
Cash flows from operating activities
 Net income                                $973,716               $1,333,629
 Adjustments to reconcile net income to
  net cash provided (used) by operating
   activities:
   Provision for losses on loans             61,397                  157,225
   Provision for losses on real estate
    held for sale                              -                      50,000
   Depreciation and amortization            511,222                  374,624
   Amortization of investment premiums
    and discounts-net                       289,809                   24,946
   Accretion of loan fees and discounts     (90,426)                  (98,614)
   Deferred income tax provision (benefit)  (13,710)                  244,981
   Origination of loans held for sale    (4,776,690)               (2,345,361)
   Proceeds from sales of loans           4,305,598                 1,088,984
   Increase in interest receivable          (13,522)                  (79,317)
   Increase (decrease) in interest
    payable on deposits                     (44,644)                   25,999
   Proceeds from sales of trading
    securities                           21,412,500                       -
   Purchase of trading securities       (21,644,844)                      -
   Net (gain) loss on sales of loans          5,209                    (8,192)
   Net gain on sales of securities          (12,567)                  (21,655)
   Net (gain) loss on sales of real
    estate held for sale                    (44,565)                    3,788
   Net gain on sale of branch              (707,675)                      -
   Other, net                             1,084,919                  (397,817)
                                        -----------                 ----------
 Net cash provided (used) by
  operating activities                    1,295,727                   353,220
                                        -----------                 ----------

Cash flows from investing activities
 Investment securities:
  Available-for-sale:
   Purchases                           (26,961,940)                (3,059,513)
   Proceeds from sales                   4,290,751                 12,975,469
   Proceeds from maturities             14,500,000                       -
  Held-to-maturity:
   Purchases                                -                      (2,000,000)
   Proceeds from maturities                  2,322                  5,002,182
 Mortgage-backed securities:
  Available-for-sale
   Purchases                            (2,967,588)               (17,340,957)
   Proceeds from maturities              7,831,689                 1,562,917
  Held-to-maturity:
   Proceeds from maturities                108,192                    562,022
  Purchases of certificates of deposit    (826,640)                  (675,000)
  Proceeds from maturities of
   certificates of deposit               1,064,140                  1,935,326
  Proceeds from sales of real
   estate                                  939,361                     21,018
  Net loan fees deferred                   144,349                     71,190
  Loans originated                     (57,384,896)               (52,612,494)
  Loans purchased                       (1,000,000)                  (378,136)
  Principal collected on loans          49,824,039                 39,442,287
  Purchases of office properties
   and equipment-net                      (369,523)                  (336,009)
  Cash transferred to buyer on sale
   of branch                            (3,852,993)                       -
  Payment of acquisition costs             (22,868)                       -
                                       -----------                ------------
 Net cash used by investing activities (14,681,605)               (14,829,698)
                                       -----------                ------------


See notes to consolidated financial statements (unaudited)

                        KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                           NINE MONTHS ENDED SEPTEMBER 30,
                                           -----------------------------------
                                              1996                 1995
                                             ------               ------
Cash flows from financing activities
  Net (decrease) increase in non-certificate
   of deposit accounts                       1,451,110            (18,850,423)
  Net increase in certificates of deposit    5,036,049             19,522,224
  Decrease in advance payments by
   borrowers for taxes and insurance        (1,370,363)            (1,169,465)
  Proceeds from short-term borrowing        34,460,000             17,625,000
  Repayments of short-term borrowed funds  (31,740,000)            (8,715,000)
  Proceeds from other borrowing                650,000              6,075,000
  Repayments of other borrowings           (2,000,000)                   -
  Proceeds from exercise of stock options       6,912                   5,431
  Dividends paid                             (430,765)               (455,486)
  Purchase of treasury stock                 (761,963)               (470,638)
                                           ----------              -----------
 Net cash provided by financing activities  5,300,980              13,566,643
                                           ----------              -----------

Decrease in cash and cash equivalents      (8,084,898)               (909,835)
Cash and cash equivalents:
 Beginning of period                       25,694,509              14,047,105
                                          -----------              -----------
 End of period                            $17,609,611             $13,137,270
                                          -----------              -----------
                                          -----------              -----------

Supplemental disclosures of cash flow information
 Cash paid during the year for:
  Interest on deposits                    $10,274,500              $8,681,700
                                          -----------              -----------
                                          -----------              -----------
  Interest on borrowed funds               $1,285,800                $100,100
                                           ----------                ---------
                                           ----------                ---------
  Income taxes                               $689,436                $460,000
                                             --------                ---------
                                             --------                ---------

Supplemental disclosures of non-cash investing activities:
 Real estate acquired through foreclosure    $224,830                 $79,345
                                             --------                 --------
                                             --------                 --------

Sale of Branch:
 Cash paid                                 $3,774,524
                                           ----------
Assets disposed:
 Cash                                       ($78,469)
 Loans                                    (3,845,182)
 Accrued interest receivable                 (18,400)
 Premises and equipment                     (238,181)
 Other assets                                (15,468)
Liabilities assumed by buyer:
 Non-certificates of deposit               3,684,830
 Certificates of deposit                   4,922,897
 Accrued interest payable                     15,966
 Escrows on loans                             51,664
 Other liabilities                             2,542
Gain on sale of branch                      (707,675)
                                          -----------
                                          $3,774,524
                                          -----------
                                          -----------


See notes to consolidated financial statements (unaudited)

                        KANKAKEE BANCORP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  September 30, 1996

Note 1 - Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The statement of condition at December 31, 1995 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report for Kankakee Bancorp, Inc. (the "Company") on Form 10-K for the year ended December 31, 1995.

Note 2 - Earnings Per Share

    Earnings per share of common stock have been determined by dividing net income (loss) for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume exercise of stock options and the calculation assumes purchase of treasury stock with the option proceeds at the average market price for the period (when dilutive). The Company adopted an incentive stock option plan for the benefit of directors, officers and employees and on December 30, 1992 awarded stock options subject to stockholder approval. The stockholders approved the plan at their annual meeting on April 23, 1993. Earnings per share have been determined considering the stock options granted, net of stock options which have been exercised.

Note 3 - Accounting for Certain Investments in Debt and Equity Securities

    At September 30, 1996, in accordance with the requirements of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities", stockholders' equity has been reduced by $799,690. This represents the amount by which the book value of the available-for-sale securities and the available-for-sale mortgage-backed securities exceeded the market value, net of an income tax benefit of $411,912. An increase in market interest rates during the nine months ended September 30, 1996 resulted in a $988,539 decrease in the market value, net of income tax effect, of the available-for-sale securities and the available-for-sale mortgage-backed securities during the nine months. At the end of 1995, the market value of the available-for-sale securities portfolio exceeded the book value by $188,849, net of income tax benefit.

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

    The Bank was originally chartered in 1885 as an Illinois savings and loan association and was converted to a federally chartered thrift institution in 1937. The Bank serves the financial needs of families and local businesses in its primary market areas through its main office at 310 South Schuyler Avenue, Kankakee, Illinois and eight branch offices located in the communities of Ashkum, Bourbonnais, Champaign, Dwight, Herscher, Hoopeston, Manteno and Momence, Illinois. The Bank's business involves attracting deposits from the general public and using such deposits to originate residential mortgage loans and, to a lesser extent, commercial real estate, consumer, commercial business, multi-family and construction loans in its primary market areas. The Bank also invests in investment securities, mortgage-backed securities and various types of short term liquid assets.

SIGNIFICANT THIRD QUARTER EVENTS

    There were two events during the third quarter of 1996 that significantly impacted net income for both the quarter and the nine months ended September 30, 1996, and contributed to a slight decrease in total assets. The combined impact of these two events on net income was a loss of $655,000, or $.44 per share.

    The first event was a one-time assessment of 65.7 basis points (.657%) of the Company's federally-insured deposit base as of March 31, 1995. The assessment, which became law on September 30, 1996, was levied on deposits insured by the Savings Institutions Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation. The purpose of this assessment was to increase the balance of SAIF to the level required by law. The Company recorded an expense of $1.7 million during the quarter to meet its obligation for this assessment. Net of tax benefit of $578,000, this transaction reduced net income for both the quarter and the nine months ended September 30, 1996 by $1.1 million, or $.75 per share. The special assessment should also have the effect of substantially reducing annual deposit insurance costs beginning in 1997. The reduction in annual deposit insurance costs should allow full recovery of the special assessment in less than four years. See, "Recent Regulatory Developments".

    The second event was the September 13, 1996 sale by the Bank of its branch office in Carlyle, Illinois. The sale of the branch's $8.6 million in deposits and $3.8 million in loans, along with the fixed assets, resulted in a gain of $708,000. After provision for income taxes of $241,000, net income for both the quarter and the nine months ended September 30, 1996 was increased by $467,000, or $.31 per share.

FINANCIAL CONDITION

    Total assets of the Company decreased by $2.2 million, or 0.6%, to $352.9 million at September 30, 1996 from $355.1 million at December 31, 1995.

    Cash and cash equivalents decreased by $8.1 million, or 31.5%, from $25.7 million at December 31, 1995 to $17.6 million at September 30, 1996. The decrease was primarily attributable to increases in investment securities available-for-sale and loans receivable, and a decrease in deposits, which were partially offset by an increase in borrowings and a decrease in mortgage-backed securities available-for-sale.

    During the nine-month period ended September 30, 1996, net loans receivable increased by $4.5 million (1.9%) from $229.9 million to $234.4 million. This was primarily the result of the origination (or purchase) of $29.8 million of real estate loans and the origination (or purchase) of $28.6 million of consumer and commercial business loans, offset by loan repayments which totaled $49.8 million and by the sale of $3.8 million of loans in connection with the Carlyle branch office sale.

    Securities available-for-sale increased by $7.2 million to $54.9 million at September 30, 1996 from $47.7 million at December 31, 1995 as the result of the purchase of $27.0 million of such securities, partially offset by the sale of $4.2 million and the maturity of $14.5 million of such securities, and by the net change in market value adjustment.

    During 1995, the Board of Directors of the Bank authorized the purchase of approximately $30.0 million of mortgage-backed securities using borrowed money as the means of funding the purchases. The mortgage-backed securities purchased with borrowed money are categorized as available-for-sale and subject to market value adjustments under SFAS 115. Mortgage-backed securities available-for-sale decreased by $5.4 million, or 15.0%, to $30.7 million at September 30, 1996 from $36.1 million at December 31, 1995. The decrease resulted from maturities of $7.8 million of such securities, and by the change in market value adjustment, which were partially offset by the purchase of $3.0 million of such securities.

    Deposits decreased by $2.2 million, or 0.8% to $283.9 million at September 30, 1996 from $286.1 million at December 31, 1995. The sale of the Carlyle branch office resulted in a $4.9 million decrease in certificates of deposit and a $3.7 million decrease in passbook, NOW and money market accounts. Excluding the sale of the Carlyle branch office, certificates of deposit increased by $5.0 million and passbook, NOW and money market accounts increased by $1.5 million.

    Borrowed money, which increased by $1.4 million, or 4.6%, to $31.0 million at September 30, 1996 from $29.6 million at December 31, 1995, consisted of $14.9 million in advances from the Federal Home Loan Bank of Chicago ("FHLB") and $16.1 million in funds borrowed using mortgage-backed securities available-for-sale as collateral. Advances from the FHLB included $5.0 million in funds borrowed for cash management purposes.

ASSET/LIABILITY MANAGEMENT

    Management attempts to control fluctuations in net interest income which result from an imbalance in the amounts of assets and liabilities that reprice during a period of time. The Company attempts to mitigate its interest rate exposure, to the extent consistent with the maintenance of an adequate interest rate spread, by retaining adjustable rate loans and selling, in the secondary market (with servicing retained), the majority of 30-year fixed-rate mortgage loans which it originates. In addition, the Company has continued to build its portfolio of adjustable rate commercial real estate loans. The Company has also increased its origination of installment and home equity consumer loans having adjustable or floating interest rates and/or relatively short terms to maturity in an effort to control interest rate risk.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOSSES ON LOANS

    The Company's non-performing assets increased to $3.2 million at September 30, 1996 as compared to $2.3 million at December 31, 1995. Non-performing assets represented 0.90% and 0.64% of total assets at September 30, 1996 and December 31, 1995, respectively. During the nine-month period ending September 30, 1996, non-performing construction and development loans, consumer loans, commercial real estate loans and commercial business loans increased by $1.1 million, $3,000, $431,000 and $19,000, respectively. These increases were partially offset by decreases of $634,000 and $90,000 in foreclosed assets and non-performing one-to-four family loans, respectively. The ratio of the allowance for losses on loans to non-performing loans was 79.3% as of September 30, 1996 as compared to 163.5% as of December 31, 1995. The decrease in this ratio, which excludes foreclosed assets, is primarily the result of the increase of $1.5 million in non-performing loans.

    The Company classified $2.4 million of its assets as Special Mention, $4.0 million as Substandard and $218,000 as Loss as of September 30, 1996. No assets were classified as Doubtful at September 30, 1996. This represents a decrease of $169,000 in the Special Mention category and a net decrease of $781,000 in the other categories from the December 31, 1995 totals for classified assets. The ratio of classified assets to total assets (including items classified as Special Mention) was 1.89% as of September 30, 1996 as compared to 2.15% as of December 31, 1995. The ratio of the allowance for losses on loans to classified assets increased to 35.3% as of September 30, 1996 as compared to 31.3% as of December 31, 1995.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

    During the three-month period ended September 30, 1996, the Company recorded a net loss of $27,000, or $.02 per share, compared to net income of $421,000, or $.27 per share, for the same period in 1995. The difference of $448,000 represents a 106.3% decrease in net income for the 1996 period. The decrease in net income resulted from a $1.7 million increase in general and administrative expenses, which was partially offset by an increase of $118,000 in net interest income, a $864,000 increase in other income and a $231,000 decrease in federal income tax expense. Prior to the effects of the SAIF special assessment and the sale of the Carlyle branch office, net income for the three-month period ending September 30, 1996 would have been $628,000, or $.42 per share.

    Net interest income increased $118,000, or 4.6%, during the three-month period ended September 30, 1996 compared to the three-month period ended September 30, 1995.

    The table presented on page 17 ("Table I"), sets forth an analysis of the Company's net interest income for the three-month periods ended September 30, 1996 and 1995.

    As Table I indicates, interest income increased $633,000, or 10.8%, to $6.5 million for the three-month period ended September 30, 1996 from $5.8 million for the same period in 1995. The increase in interest income was the result of an increase in the average balance of interest-earning assets to $341.0 million during the 1996 period from $305.9 million during the 1995 period, which was partially offset by a decrease in the yield earned on interest-earning assets to 7.55% during the 1996 period from 7.57% during the 1995 period. The decrease in yield was primarily due to lower short-term interest rates on other interest-earning assets and lower returns on mortgage-backed securities resulting from larger than expected prepayments.

    Interest expense increased $515,000, or 15.6%, to $3.8 million for the three-month period ended September 30, 1996 from $3.2 million for the same period in 1995. The increase in interest expense was the result of an increase in the average yield on interest-bearing liabilities and an increase in the average outstanding balance of interest-bearing liabilities to 4.75% and $318.7 million, respectively, during the 1996 period from 4.67% and $279.5 million, respectively, during the 1995 period. The increase in the average yield on interest-bearing liabilities was attributable to a change in the composition of average interest-bearing liabilities during the 1996 period as compared to the 1995 period. Higher yielding interest-bearing liabilities, consisting of certificates of deposit and borrowings, represented 66.4% of interest-bearing liabilities during the 1996 period as compared to 63.1% during the 1995 period. Average outstanding borrowings during the 1996 period were 8.6% of interest-bearing liabilities as compared to 4.9% during the 1995 period.

    The provision for losses on loans was $23,000 for the three-month period ended September 30, 1996, the same as the previous year's comparable period.

    Other income for the three-month period ended September 30, 1996 increased $864,000, or 327.2%, to $1.1 million compared to $264,000 for the same period in 1995. The increase was primarily attributable to the $708,000 net gain on the sale of the Carlyle branch office.

Additionally, the increase was attributable to increases of $41,000 in net gain on sale of investment and mortgage-backed securities, $58,000 in fee income, $22,000 in insurance commissions and $35,000 in other categories. The increase in fee income was due to the Company reevaluating and improving the methods used to assess fees.

    Other expenses for the three-month period ended September 30, 1996 increased by $1.6 million, or 77.2%, to $3.8 million from $2.2 million during the 1995 period. The increase was attributable to the special one-time SAIF assessment of $1.7 million, increases in furniture and equipment expense and other general and administrative expenses of $33,000 and $30,000, respectively, which were partially offset by decreases in compensation and benefits and advertising of $111,000 and $12,000, respectively. The decrease in compensation and benefits expense was primarily the result of recommendations derived from an operational review and restructuring of certain departments, which resulted in a decrease in the total staff level.

    Federal income taxes decreased $231,000, or 106.3%, to a benefit of $14,000 for the three-month period ended September 30, 1996, compared to an expense of $217,000 for the same period in 1995.


RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

    Net income for the nine-month period ended September 30, 1996 was $974,000, or $.64 per share, compared to $1.3 million, or $.84 per share, for the same period in 1995. The difference in net income of $360,000 represents a 27.0% decrease in net income for the 1996 period. The decrease in net income resulted from a $2.0 million increase in general and administrative expenses (including the one-time SAIF assessment), which was partially offset by a $180,000 increase in net interest income, a $926,000 increase in other income and a $388,000 decrease in federal income tax expense. Prior to the effects of the SAIF special assessment and the sale of the Carlyle branch office, net income for the nine-month period ending September 30, 1996 would have been $1.6 million, or $1.08 per share.

    Net interest income increased by $180,000, or 2.3%, during the nine-month period ended September 30, 1996 compared to the nine-month period ended September 30, 1995.

    The table presented on page 18 ("Table II"), sets forth an analysis of the Company's net interest income for the nine months ended September 30, 1996 and 1995.

    As Table II indicates, interest income increased $2.7 million, or 16.3% , to $19.3 million for the nine-month period ended September 30, 1996 from $16.6 million for the same period in 1995. The increase in interest income was the result of an increase in the yield earned on interest-earning assets and an increase in the average balance of interest-earning assets to 7.54% and $342.7 million, respectively, during the 1996 period from 7.47% and $297.7 million, respectively, during the 1995 period. The increase in yield was due to adjustments on adjustable-rate mortgage loans repricing at higher levels during the period, which was partially offset by lower short-term interest rates on other interest-earning assets.

    Interest expense increased $2.5 million, or 28.3%, to $11.4 million for the nine-month period ended September 30, 1996 from $8.9 million for the same period in 1995. The increase in interest expense was the result of an increase in the average yield on interest-bearing liabilities and an increase in the average outstanding balance of interest-bearing liabilities to 4.79% and $319.5 million, respectively, during the 1996 period from 4.40% and $271.1 million, respectively, during the 1995 period.

    Other income for the nine-month period ended September 30, 1996 increased $926,000, or 114.9%, to $1.7 million from $806,000 for the same period in 1995. The increase was primarily attributable to the $708,000 net gain on the sale of the Carlyle branch office. Additionally, there were increases of $48,000 in net gain on the sale of real estate, $112,000 in fee income, $30,000 in insurance commissions, and $50,000 in other income, which were partially offset by decreases of $9,000 and $13,000 in net gains on the sale of securities and loans, respectively.

    Other expenses for the nine-month period ended September 30, 1996 increased $2.0 million, or 30.8%, from the same period in 1995. The increase was primarily attributable to the special one-time SAIF assessment of $1.7 million. Compensation and benefits increased $19,000, or 0.6% to almost $3.4 million during the 1996 period, from just over $3.3 million during the 1995 period. The 1995 figure reflected a one-time expense reduction of $275,000 which resulted from the decision to discontinue funding a portion of the cost of post-retirement health benefits for retired employees. During the nine-month period ended September 30, 1996, furniture and equipment expense increased by $55,000, or 25.5%, to $273,000, data processing expense increased by $63,000, or 34.1%, to $246,000, telephone and postage expense increased by $30,000, or 15.9%, to $220,000 and other general and administrative expenses increased $154,000, or 12.5%, to $1.4 million. The increase in furniture and equipment expense was due to depreciation on teller and network equipment installed during the last quarter of 1995 and the first six months of 1996. The increase in data processing expense was due to costs associated with temporary data center management during the first quarter of 1996 and the amortization of software licensing and prepaid maintenance associated with an upgrade of the computer system. The increase in telephone and postage expense was due to increased use of direct mail and personal phone contact in the marketing of products and services. The increase in other general and administrative expenses was primarily due to the amortization of intangible assets related to the Momence branch acquisition in December 1995 and an increase in fees paid for outsourced services. These increases were partially offset by a reduction of $50,000, or 34.0%, in advertising expense during the period to $97,000.

    Federal income taxes decreased by $388,000, or 56.5%, to $299,000 for the nine-month period ended September 30, 1996, compared to $687,000 for the same period in 1995. The decrease is attributable to the decrease in pre-tax income and a reduction in the effective federal income tax rate for 1996 because of a prior overaccrual of income taxes which was considered immaterial.


LIQUIDITY AND CAPITAL RESOURCES

    The Bank maintains a certain level of cash and other liquid assets to fund normal volumes of loan commitments, deposit withdrawals and other obligations. The Office of Thrift Supervision

("OTS") requires thrifts to maintain a minimum liquidity ratio (cash and cash equivalent investments to net withdrawable deposits and borrowings due within one year) of 5%. At September 30, 1996, the Bank's liquidity ratio was 14.4%, which was in excess of the minimum regulatory requirement.

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

    The capital regulations currently require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income and certain non-cumulative perpetual preferred stock and related income less intangible assets (other than specified amounts of purchased mortgage servicing rights) and certain non-includable investments in subsidiaries. The capital regulations also currently require core capital equal to at least 3.0% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus specified amounts of certain intangible assets. The OTS risk-based requirement currently requires associations to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital plus supplementary capital, which consists of, among other things, maturing capital instruments, such as subordinated debt and mandatorily redeemable preferred stock, and a portion of the Bank's general allowance for losses on loans. As of September 30, 1996, the Bank exceeded all current minimum regulatory capital standards.

    At September 30, 1996, the Bank's tangible capital was $28.1 million, or 8.1%, of adjusted total assets, which exceeded the 1.5% requirement by $22.9 million. In addition, at September 30, 1996, the Bank had core capital of $28.1 million, or 8.1%, of adjusted total assets, which exceeded the 3.0% requirement by $17.7 million. The Bank had risk-based capital of $30.2 million at September 30, 1996, or 15.1%, of risk-adjusted assets, which exceeded the minimum risk-based capital requirement by $14.2 million.

STOCK REPURCHASE

    On January 30, 1996, the Company announced that its Board of Directors had authorized the repurchase of up to 150,000 shares of its common stock. The Company repurchased 18,800 shares of its common stock during the third quarter of 1996 at a total cost of $359,000, and since the current program was announced, 39,200 shares of common stock have been repurchased at a total cost of $762,000. Through September 30, 1996, a total of 354,357 shares of common stock of the Company had been purchased under the current and previously completed repurchase programs at a total cost of $6.2 million. As of September 30, 1996, the Company held 335,082 shares of its common stock as treasury stock.

EXERCISE OF STOCK OPTIONS

    There were no stock options exercised during the third quarter of 1996. During the first nine months of 1996, stock options for 700 shares of common stock were exercised. Between September 30, 1996 and November 7, 1996, no notice was received from holders of options of their intent to exercise options.

DIVIDENDS

    During January, 1995, the Company began a regular quarterly dividend program and declared the first cash dividend since becoming a public company. Cash dividends of $.10 per share have been paid during each quarter since the Company announced the dividend program. On October 15, 1996, a cash dividend of $.10 per share was declared payable on December 2, 1996 to stockholders of record as of November 15, 1996. Future dividends will depend primarily upon earnings, financial condition and need for funds, as well as restrictions imposed by regulatory authorities regarding dividend payments and capital requirements.

RECENT REGULATORY DEVELOPMENTS

    On September 30, 1996, President Clinton signed into law the "Economic Growth and Regulatory Paperwork Reduction Act of 1996" (the "Regulatory Reduction Act"). Subtitle G of the Regulatory Reduction Act consists of the "Deposit Insurance Funds Act of 1996" (the "DIFA"). The DIFA provides for a one-time special assessment on each depository institution holding deposits subject to assessment by the FDIC for SAIF in an amount which, in the aggregate, will increase the designated reserve ratio of the SAIF (I.E., the ratio of the insurance reserves of the SAIF to total SAIF-insured deposits) to 1.25% on October 1, 1996. Subject to certain exceptions, the special assessment is payable in full on November 27, 1996. As a SAIF member, the Bank is subject to the special assessment.

    Under the DIFA, the amount of the special assessment payable by an institution is to be determined on the basis of the amount of SAIF-assessable deposits held by the institution on March 31, 1995, or acquired by the institution after March 31, 1995 from another institution which held the deposits as of that date but is no longer in existence on November 27, 1996. The DIFA provides for a 20% discount in calculating the SAIF-assessable deposits of certain "Oakar" banks (I.E., Bank Insurance Fund ("BIF") member banks that hold deposits acquired from a SAIF member that are deemed to remain SAIF insured) and certain "Sasser" banks (I.E., banks that converted from thrift to bank charters but remain SAIF members). The DIFA also exempts certain institutions from payment of the special assessment (including institutions that are undercapitalized or that would become undercapitalized as a result of payment of the special assessment), and allows an institution to pay the special assessment in two installments if there is a significant risk that by paying the special assessment in a lump sum, the institution or its holding company would be in default under or in violation of terms or conditions of debt obligations or preferred stock issued by the institution or its holding company and outstanding on September 13, 1995.

    On October 8, 1996, the FDIC adopted a final regulation implementing the SAIF special assessment. In that regulation, the FDIC set the special assessment rate at 0.657% of SAIF-assessable deposits held on March 31, 1995.
 As a result of the special assessment, the Bank has taken a charge against earnings for the quarter ended September 30, 1996, in the amount of $1.7 million. As discussed below, however, the recapitalization of the SAIF resulting from the special assessment should significantly reduce the Bank's ongoing deposit insurance expense.

    In light of the recapitalization of the SAIF pursuant to the special assessment authorized by the DIFA, the FDIC, on October 8, 1996, issued a proposed rule that would reduce regular semi-annual SAIF assessments from the current range of 0.23% - 0.31% of deposits to a range of 0% - 0.27% of deposits. Under the proposal, the new rates would be effective October 1, 1996 for Oakar and Sasser banks, but would not take effect for other SAIF-assessable institutions until January 1, 1997. From October 1, 1996 through December 31, 1996, SAIF-assessable institutions other than Oakar and Sasser banks would, under the proposal, be assessed at rates ranging from 0.18% to 0.27% of deposits, which represents the amount the FDIC calculates as necessary to cover the interest due for that period on outstanding obligations of the Financing Corporation (the "FICO"), discussed below. Because SAIF-assessable institutions have already been assessed at current rates (I.E., 0.23% - 0.31% of deposits) for the semi-annual period ending December 31, 1996, the proposal contemplates that the FDIC will refund the amount collected from such institutions for the period from October 1, 1996 through December 31, 1996 which exceeds the amount due for that period under the reduced assessment schedule. Assuming the proposal is adopted as proposed, and assuming the Bank retains its current risk classification under the FDIC's risk-based assessment system, the deposit insurance assessments payable by the Bank will be reduced significantly effective January 1, 1997, to the same level currently paid by the Bank's BIF-member competitors.

    Prior to the enactment of the DIFA, a substantial amount of the SAIF assessment revenue was used to pay the interest due on bonds issued by the FICO, the entity created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. Pursuant to the DIFA, the interest due on outstanding FICO bonds will be covered by assessments against both SAIF and BIF member institutions beginning January 1, 1997. Between January 1, 1997 and December 31, 1999, FICO assessments against BIF-member institutions cannot exceed 20% of the FICO assessments charged SAIF-member institutions. From January 1, 2000 until the FICO bonds mature in 2019, FICO assessments will be shared by all FDIC-insured institutions on a PRO RATA basis. The FDIC estimates that the FICO assessments for the period January 1, 1997 through December 31, 1999 will be approximately 0.013% of deposits for BIF members versus approximately 0.064% of deposits for SAIF members, and will be less than 0.025% of deposits thereafter.

    The DIFA also provides for a merger of the BIF and the SAIF on January 1, 1999, provided there are no state or federally chartered, FDIC-insured savings associations existing on that date. To facilitate the merger of the BIF and the SAIF, the DIFA directs the Treasury Department to conduct a study on the development of a common charter and to submit a report, along with appropriate legislative recommendations, to the Congress by March 31, 1997.

    In addition to the DIFA, the Regulatory Reduction Act includes a number of statutory changes designed to eliminate duplicative, redundant or unnecessary regulatory requirements. Further, the

Regulatory Reduction Act removes the percentage of assets limitations on the aggregate amount of credit card and education loans that may be made by a savings association, such as the Bank; increases from 10% to 20% of total assets the aggregate amount of commercial loans that a savings association may make, provided that any amount in excess of 10% of total assets represents small business loans; allows education, small business and credit card loans to be counted in full in determining a savings association's compliance with the qualified thrift lender ("QTL") test; and provides that a savings association may be deemed to meet the QTL test if it qualifies as a domestic building and loan association under the Internal Revenue Code. The Regulatory Reduction Act also clarifies the liability of a financial institution, when acting as a lender or in a fiduciary capacity, under the federal environmental clean-up laws. Although the full impact of the Regulatory Reduction Act on the operations of the Company and the Bank cannot be determined at this time, management believes that the legislation will reduce compliance costs to some extent and allow the Company and the Bank somewhat greater operating flexibility.

    On August 10, 1996, President Clinton signed into law the Small Business Job Protection Act of 1996 (the "Job Protection Act"). Among other things, the Job Protection Act eliminates the percent-of-taxable-income ("PTI") method for computing additions to a savings association's tax bad debt reserves for tax years beginning after December 31, 1995, and requires all savings associations who have used the PTI method to recapture, over a six-year period, all or a portion of their tax bad debt reserves added since the last taxable year beginning before January 1, 1988. The Job Protection Act allows a savings association to postpone the recapture of bad debt reserves for up to two years if the institution meets a minimum level of mortgage lending activity during those years. The Bank believes that it will engage in sufficient mortgage lending activity during 1996 and 1997 to be able to postpone any recapture of its bad debt reserves until 1998. As a result of these provisions of the Job Protection Act, the Bank will determine additions to its tax bad debt reserves using the same method as a commercial bank of comparable size and, if the Bank were to decide to convert to a commercial bank charter, the changes in the tax bad debt recapture rules enacted in the Job Protection Act should make such conversion less costly.


                                                                             TABLE I
                                                            NET INTEREST INCOME ANALYSIS (UNAUDITED)
                                                              KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                  THREE MONTHS ENDED SEPTEMBER 30,

                                   ------------------------------------------------------------------------------------------------

                                                      1996                                                1995
                                   ------------------------------------------- ----------------------------------------------------

                                           Average                                  Average
                                         Outstanding      Interest      Yield/    Outstanding      Interest      Yield/
                                           Balance       Earned/Paid     Rate       Balance       Earned/Paid     Rate
                                   ------------------------------------------- ----------------------------------------------------
                                                                 (Dollars in Thousands)
Interest-earning assets:
    Loans receivable (1)                    $235,365          $4,845      8.19%       $226,518          $4,582      8.03%
    Mortgage-backed securities                31,703             487      6.11%         19,677             321      6.47%
    Investment securities (2)                 59,009             991      6.68%         47,458             774      6.47%
    Other interest-earning assets             12,987             116      3.55%         10,668             136      5.06%
    FHLB stock                                 1,956              33      6.71%          1,546              26      6.67%
                                            --------          ------                  --------          ------

Total interest-earning assets                341,020           6,472      7.55%        305,867           5,839      7.57%
                                            --------          ------                  --------           ------

Other assets                                  15,274                                    12,911
                                            --------                                  --------

Total assets                                $356,294                                  $318,778
                                            --------                                  --------
                                            --------                                  --------

Interest-bearing liabilities:
    Time deposits                           $183,933           2,655      5.74%       $162,457           2,342      5.72%
    Savings deposits                          54,600             369      2.69%         53,921             350      2.58%
    Demand and NOW deposits                   52,624             389      2.94%         49,296             383      3.08%
    Borrowings                                27,505             392      5.67%         13,811             215      6.18%
                                            --------          ------                  --------          ------

Total interest-bearing liabilities           318,662           3,805      4.75%        279,485           3,290      4.67%
                                            --------          ------                  --------          ------

Other liabilities                              2,175                                     2,746
                                            --------                                  --------

Total liabilities                            320,837                                   282,231
                                            --------                                  --------

Stockholders' equity                          35,457                                    36,547
                                            --------                                  --------

Total liabilities and
  stockholders' equity                      $356,294                                  $318,778
                                            --------                                  --------
                                            --------                                  --------

Net interest income                                           $2,667                                    $2,549
                                                              ------                                    ------
                                                              ------                                    ------

Net interest rate spread                                                  2.80%                                     2.90%
                                                                         ------                                    ------
                                                                         ------                                    ------

Net earning assets                           $22,358                                   $26,382
                                            --------                                  --------
                                            --------                                  --------

Net yield on average interest-
 earning assets (net interest
 margin)                                                                  3.11%                                     3.31%
                                                                         ------                                    ------
                                                                         ------                                    ------

Average interest-earning assets to
 average interest-bearing liabilities                         107.02%                                   109.44%
                                                              -------                                   -------
                                                              -------                                   -------

(1) Calculated including loans held for sale, and net of deferred loan fees, loan discounts, loans in process and loan loss reserves.
(2) Calculated including investment securities available-for-sale.

                                                                            TABLE II
                                                               NET INTEREST INCOME ANALYSIS (UNAUDITED)
                                                                KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                   -----------------------------------------------------------------------------------------------
                                                      1995                                                1996
                                   ------------------------------------------- ---------------------------------------------------
                                           Average                                  Average
                                         Outstanding     Interest      Yield/      Outstanding       Interest         Yield/
                                            Balance     Earned/Paid     Rate         Balance       Earned/Paid         Rate
                                   ------------------------------------------- ---------------------------------------------------
                                                                    (Dollars in Thousands)
Interest-earning assets:
    Loans receivable (1)                    $232,967        $14,316     8.21%         $221,779         $13,024          7.85%
    Mortgage-backed securities                33,739          1,603     6.35%           11,560             545          6.30%
    Investment securities (2)                 56,331          2,751     6.52%           50,876           2,502          6.58%
    Other interest-earning assets             17,865            591     4.42%           12,031             498          5.53%
    FHLB stock                                 1,833             92     6.70%            1,488              72          6.47%
                                            --------         ------                   --------          ------

Total interest-earning assets                342,735         19,353     7.54%          297,734          16,641          7.47%
                                            --------         ------                   --------          ------

Other assets                                  15,525                                    13,233
                                            --------                                  --------

Total assets                                $358,260                                  $310,967
                                            --------                                  --------
                                            --------                                  --------

Interest-bearing liabilities:
    Time deposits                           $184,188          7,962     5.77%         $157,134           6,441          5.48%
    Savings deposits                          54,515          1,096     2.69%           56,158           1,068          2.54%
    Demand and NOW deposits                   52,364          1,172     2.99%           52,247           1,199          3.07%
    Borrowings                                28,401          1,235     5.81%            5,525             225          5.44%
                                            --------         ------                   --------          ------

Total interest-bearing liabilities           319,468         11,465     4.79%          271,064           8,933          4.40%
                                            --------         ------                   --------          ------

Other liabilities                              3,077                                     3,638
                                            --------                                  --------

Total liabilities                            322,545                                   274,702
                                            --------                                  --------

Stockholders' equity                          35,715                                    36,265
                                            --------                                  --------

Total liabilities and
  stockholders' equity                      $358,260                                  $310,967
                                            --------                                  --------
                                            --------                                  --------

Net interest income                                          $7,888                                     $7,708
                                                             ------                                     ------
                                                             ------                                     ------

Net interest rate spread                                                2.75%                                           3.07%
                                                                        -----                                           -----
                                                                        -----                                           -----

Net earning assets                           $23,267                                   $26,670
                                            --------                                  --------
                                            --------                                  --------

Net yield on average interest-
 earning assets (net interest
 margin)                                                                3.07%                                           3.46%
                                                                        -----                                           -----
                                                                        -----                                           -----

Average interest-earning assets to
 average interest-bearing liabilities                        107.28%                                    109.84%
                                                             -------                                    -------
                                                             -------                                    -------

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

                                       KANKAKEE BANCORP, INC.
                                       Registrant



Date:     November 7, 1996             /S/ JAMES G. SCHNEIDER
     -----------------------------     ----------------------------------------
                                        Chairman, President and Chief Executive
                                        Officer (Principal Executive
                                        and Operating Officer)



Date:     November 7, 1996             /S/ RONALD J. WALTERS
     -----------------------------     ----------------------------------------
                                        Vice President and Treasurer
                                        (Principal Financial
                                        and Accounting Officer)