Form 10-K405
period 1996-12-31
KANKAKEE BANCORP INC
filed 1997-03-26
CIK 891523

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                --------------------

                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
         For the fiscal year ended December 31, 1996

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
         For the transition period from _______ to _______

                            Commission File Number 0-20804


                                KANKAKEE BANCORP, INC.
                (Exact name of Registrant as specified in its charter)

          DELAWARE                                           36-3846489
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

310 S. SCHUYLER AVENUE, KANKAKEE, ILLINOIS                    60901
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (815) 937-4440


             Securities Registered Pursuant to Section 12(b) of the Act:
                                            Name of Each Exchange
          Title of Each Class                on which Registered
          -------------------                -------------------
 COMMON STOCK, PAR VALUE $.01 PER SHARE       AMERICAN STOCK EXCHANGE


             Securities Registered Pursuant to Section 12(g) of the Act:
                                         NONE
                                   (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
    YES  X    NO
        ---      ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    As of March 3, 1997, the Registrant had issued and outstanding 1,420,168 of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 3, 1997, was $33,984,502.*




                         DOCUMENTS INCORPORATED BY REFERENCE

    PARTS II and IV of Form 10-K--Portions of the 1996 Annual Report to Stockholders.
    PART III of Form 10-K--Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders.





---------------

* Based on the last reported price ($27.375) of an actual transaction in the Registrant's Common Stock on March 3, 1997, and reports of beneficial ownership filed by directors and executive officers of the Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of the Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of the Registrant's Common Stock.

                                KANKAKEE BANCORP, INC.

                           1996 ANNUAL REPORT ON FORM 10-K

                                  Table of Contents

                                                                     PAGE NUMBER

                                        PART I

Item  1.  Business............................................................ 4
Item  2.  Properties......................................................... 46
Item  3.  Legal Proceedings.................................................. 47
Item  4.  Submission of Matters to a Vote of Security Holders................ 47

                                       PART II

Item  5.  Market for the Registrant's Common Stock and Related
          Security Holder Matters............................................ 47
Item  6.  Selected Financial Data............................................ 47
Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................ 47
Item  8.  Financial Statements and Supplementary Data........................ 47
Item  9.  Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure................................ 47

                                       PART III

Item 10.  Directors and Executive Officers of the Registrant................. 48
Item 11.  Executive Compensation............................................. 48
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management......................................................... 48
Item 13.  Certain Relationships and Related Transactions..................... 49
Item 14.  Exhibits, Financial Statement Schedules, and Reports on 8-K........ 49

Form 10-K Signature Page......................................................51

                                        PART I

ITEM 1.  BUSINESS

                                     THE COMPANY

GENERAL

    Kankakee Bancorp, Inc., a Delaware corporation (the "Company"), is a savings and loan holding company registered under the Home Owner's Loan Act, as amended (the "HOLA"). The Company's primary business activity is acting as the holding company for Kankakee Federal Savings Bank, a federally chartered savings bank (the "Bank"). The Bank has two subsidiaries, KFS Service Corp. ("KFS"), and its wholly-owned subsidiary, KFS Insurance Agency, Inc., which engage in the business of providing securities brokerage services and insurance and annuity products to its customers and appraisal services to the Bank and other lenders in the Kankakee area. All references to KFS include KFS Insurance Agency, Inc., unless clearly indicated otherwise. The Company was organized in 1992, in connection with the Bank's conversion from the mutual to the stock form of organization (the "Conversion") which was completed on December 30, 1992. As part of the Conversion, the Company issued 1,750,000 shares of its common stock, $.01 par value per share (the "Common Stock"), at a price of $9.875 per share. On March 24, 1995, the Company's Common Stock was listed on the American Stock Exchange ("AMEX") under the symbol "KNK". Prior to March 24, 1995, the Company's Common Stock was quoted on the NASDAQ National Market under the symbol "KNKB".

    The Bank is the Company's only financial institution subsidiary and was initially chartered as an Illinois state savings and loan association in 1885. The Bank converted to a federally chartered savings and loan association in 1937 and changed its name to Kankakee Federal Savings Bank in connection with its conversion to stock form in 1992. All references to the Company include the Bank and KFS unless clearly indicated otherwise, except that references to the Company at or before December 30, 1992 refer to the Bank and KFS on a consolidated basis.

    The Company and the Bank are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (the "OTS") and the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is a member of the Federal Home Loan Bank System (the "FHLB System") and its deposits are insured by the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by the FDIC.

    The Bank serves the financial needs of families and local businesses in its primary market areas through its main office located at 310 S. Schuyler Avenue, Kankakee, Illinois and eight branch offices located in the communities of Bourbonnais, Herscher, Hoopeston, Manteno, Momence, Ashkum, Dwight, and Champaign, Illinois. At December 31, 1996, the Company had consolidated assets of $350.6 million, deposits of $277.3 million and stockholders' equity of $36.5 million.

    The Company engages in a general full service retail banking business and offers a broad variety of consumer oriented products and services to residents of its primary market areas. The Company is principally engaged in the business of attracting deposits from the general public and originating residential mortgage loans in its primary market areas. The Company also originates commercial real estate, consumer, multi-family, commercial business and construction loans. In addition, the Company invests in mortgage-backed securities, investment securities, certificates of deposit and short-term liquid assets. The Company also offers a Visa/MasterCard program and, on an agency basis through KFS, securities brokerage services and insurance and annuity products to the Company's customers and provides appraisal services for the Bank and others.

    The Company's revenues are derived from interest on loans, mortgage-backed and related securities and investments, service charges and loan origination fees, loan servicing fees and proceeds from the sale, through KFS, of securities brokerage services, insurance and annuity products and appraisal services. The Company's operations are materially affected by general economic conditions, the monetary and fiscal policies of the federal government and the policies of the various regulatory authorities, including the OTS and the Board of Governors of the Federal Reserve System (the "FRB"). The Company's results of operations are largely dependent upon its net interest income, which is the difference between the interest it receives on its loan and investment securities portfolios and the interest it pays on deposit accounts.

    The executive offices of the Company are located at 310 S. Schuyler Avenue, Kankakee, Illinois 60901 and its telephone number at that address is (815) 937-4440.

MARKET AREA

    The Bank's main office is located at 310 S. Schuyler Avenue, Kankakee, Illinois. The Bank also has eight branch offices located in the communities of Bourbonnais, Herscher, Hoopeston, Momence, Manteno, Ashkum, Dwight, and Champaign. The Company's market areas include Kankakee, Champaign, Iroquois and Livingston Counties and portions of Will, Grundy and Vermilion Counties, Illinois.

    Kankakee is located approximately 35 miles south of the metropolitan
Chicago area. The metropolitan Kankakee area has a population of just under 60,000 and has experienced a slight decrease in population since 1990. Kankakee County has a mixed agricultural and industrial economy with the largest number of residents employed in the agricultural, health care, food processing, chemical and retail redistribution industries. Major employers include Riverside HealthCare, St. Mary's Hospital, the Baker and Taylor Company, CIGNA Companies, Armstrong World Industries, CENTEON, Heinz Pet Products, Bunge Edible Oil Corporation, Henkel Corporation and CBI Services. Kankakee County experienced economic difficulties in the late 1970s and early 1980s when Roper Corporation, Kroehler Furniture, A.O. Smith and others closed or moved their plants causing a loss of approximately 5,000 jobs. The local economy has slowly improved through the addition of service industry and manufacturing jobs and the recovery of the agricultural sector, although household income and unemployment remain less favorable than the national averages. The Company's future performance will be highly dependent upon local economic conditions.

    Champaign is located approximately 75 miles south of Kankakee. It is the location of the original campus of the University of Illinois which employs 17,000 people and has a student body of over 30,000. In addition, the economy of the Champaign market area includes several major medical centers and agricultural and industrial businesses. Major employers in the Champaign area include Carle Clinic, Covenant Medical Center, Parkland College, Kraft General Foods, Supervalu, Hobbico, and Solo Cup.

    Hoopeston is located approximately 60 miles southeast of Kankakee in Vermilion County Illinois. The local economy includes a mix of agriculture and manufacturing. Other than agriculture, major employers are Silgan Containers, Inc., Stokely U.S.A., Inc., Hoopeston Food, Food Machinery Corp. (FMC), Hoopeston Community Memorial Hospital and Schumachers.

LENDING ACTIVITIES

    GENERAL. The principal lending activity of the Company is originating first mortgage loans secured by owner occupied one-to-four family residential properties located in its primary market areas. In addition, in order to increase the yield and interest rate sensitivity of its portfolio and in order to provide more comprehensive financial services to families and community businesses in the Company's market areas, the Company also originates commercial real estate, consumer, commercial business, multi-family, and construction loans. From time to time, the Company has also utilized loan purchases to supplement loan originations.

     LOAN AND MORTGAGE-BACKED SECURITIES PORTFOLIO COMPOSITION. The following table provides information concerning the composition of the Company's loan and mortgage-backed securities portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated. Loans held for sale are included primarily in one-to-four family real estate loans.

                                                                 December 31,
                                ------------------------------------------------------------------------------
                                       1996                1995                1994                1993                1992
                                ------------------   -----------------  ------------------  ------------------  ------------------
                                Amount     Percent   Amount    Percent  Amount     Percent  Amount     Percent  Amount     Percent
                                ------     -------   ------    -------  ------     -------  ------     -------  ------     -------

REAL ESTATE LOANS                                                     (Dollars in thousands)

  One-to-four family . . . . .  $149,544    54.74%  $147,007    54.28%  $136,735    61.13%  $122,522    59.55%  $108,636    59.14%
  Multi-family . . . . . . . .    14,172     5.19     14,475     5.35     14,551     6.51     13,336     6.48     14,064     7.66
  Commercial . . . . . . . . .    28,721    10.51     28,273    10.44     25,300    11.31     25,404    12.35     22,195    12.08
  Construction or
    development. . . . . . . .     5,525     2.02      8,248     3.05     11,730     5.24     11,177     5.43     10,755     5.85
  Mortgage-backed
    securities and
    participation
    certificates . . . . . . .    34,713    12.71     36,481    13.47      6,357     2.84      8,488     4.12      3,807     2.07
                                --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
    Total real estate
      loans and mortgage-
      backed securities. . . .   232,675    85.17    234,484    86.59    194,673    87.03    180,927    87.93    159,457    86.80
                                --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
OTHER LOANS:

  Consumer Loans:
    Deposit account. . . . . .       588     0.21        745     0.27        504     0.23        593     0.29        573     0.31
    Student. . . . . . . . . .       918     0.34      1,151     0.43      1,733     0.77      1,606     0.78      1,917     1.04
    Automobile . . . . . . . .     4,033     1.48      3,219     1.19      2,232     1.00      1,228     0.60      1,107     0.60




                                                                 December 31,
                                -----------------------------------------------------------------------------
                                       1996                1995                1994                1993                1992
                                ------------------   -----------------  ------------------  ------------------  ------------------
                                Amount     Percent   Amount    Percent  Amount     Percent  Amount     Percent  Amount     Percent
                                ------     -------   ------    -------  ------     -------  ------     -------  ------     -------

    Home equity. . . . . . . .    14,166     5.19     12,847     4.74      8,881     3.97      7,033     3.42      5,828     3.17
    Home improvement . . . . .        56     0.02        208     0.08        327     0.15        127     0.06        161     0.09
    Mobile home. . . . . . . .     3,161     1.16      3,122     1.15      3,207     1.43      3,099     1.50      3,296     1.80
    Credit cards . . . . . . .     1,705     0.62      1,870     0.69      1,804     0.81      1,988     0.97      2,219     1.21
    Personal . . . . . . . . .     5,942     2.17      3,919     1.45      2,246     1.00      1,506     0.73      1,442     0.79
                                --------            --------            --------            --------            --------

    Total consumer loans . . .    30,569    11.19     27,081    10.00     20,934     9.36     17,180     8.35     16,543     9.01

Commercial business loans. . .     9,943     3.64      9,246     3.41      8,074     3.61      7,649     3.72      7,703     4.19
                                --------            --------            --------            --------            --------
    Total other loans. . . . .    40,512    14.83     36,327    13.41     29,008    12.97     24,829    12.07     24,246    13.20
                                --------            --------            --------            --------            --------
Total loans and mortgage-
  backed securities
  receivable . . . . . . . . .   273,187   100.00%   270,811   100.00%   223,681   100.00%   205,756   100.00%   183,703   100.00%
                                --------            --------            --------            --------            --------

LESS:
  Loans in process . . . . . .     1,726                 957               1,705               2,622               1 970
  Deferred fees and
    discounts. . . . . . . . .       425                 517                 555                 627                 590
  Allowance for losses
    on loans . . . . . . . . .     2,360               2,388               2,251               2,166               2,391
                                --------            --------            --------            --------            --------
  Total loans and mortgage-
    backed securities
    receivable, net  . . . . .  $268,676            $266,949            $219,170            $200,341            $178,752
                                --------            --------            --------            --------            --------
                                --------            --------            --------            --------            --------

     The following table shows the composition of the Company's loan and mortgage-backed securities portfolios by fixed and adjustable rate at the dates indicated. Loans held for sale are included primarily as fixed-rate one-to-four family residential loans.

                                                                 December 31,
                                ------------------------------------------------------------------------------
                                       1996                1995                1994                1993                1992
                                ------------------   -----------------  ------------------  ------------------  ------------------
                                Amount     Percent   Amount    Percent  Amount     Percent  Amount     Percent  Amount     Percent
                                ------     -------   ------    -------  ------     -------  ------     -------  ------     -------
FIXED-RATE LOANS AND
MORTGAGE-BACK SECURITIES                                             (Dollars in thousands)
Real estate:
  One-to-four family . . . . .  $ 50,758    18.58%  $ 51,620    19.06%  $ 55,299    24.72%  $ 61,499    29.89%  $ 46,086    25.09%
  Multi-family . . . . . . . .       ---      ---        ---      ---         37     0.02         97     0.05        163     0.09
  Commercial . . . . . . . . .     3,520     1.29      6,128     2.26      2,984     1.33      4,209     2.05      5,853     3.19
  Construction or
      development. . . . . . .       690     0.25      1,583     0.58      8,844     3.96      7,817     3.80      4,965     2.70
Mortgage-backed securities . .    17,489     6.40     18,341     6.77      6,357     2.84      8,488     4.12      3,807     2.07
                                --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
Total real estate loans
   and mortgage-backed
   securities. . . . . . . . .    72,457    26.52     77,672    28.67     73,521    32.87     82,110    39.91     60,874    33.14
Consumer . . . . . . . . . . .    17,065     6.25     14,876     5.49     12,789     5.72      9,425     4.58     10,715     5.83
Commercial business. . . . . .     2,867     1.05      2,665     0.98      2,359     1.05      1,870     0.91      1,908     1.04
                                --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
   Total fixed-rate loans and
      mortgage-backed
      securities . . . . . . .    92,389    33.82     95,213    35.14     88,669    39.64     93,405    45.40     73,497    40.01
                                --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
                                --------   ------   --------   ------   --------   ------   --------   ------   --------   ------

ADJUSTABLE-RATE LOANS AND
MORTGAGE-BACKED SECURITIES
  Real estate:
    One-to-four family . . . .    98,786    36.16     95,387    35.22     81,436    36.41     61,023    29.66     62,550    34.05



                                                                 December 31,
                                ------------------------------------------------------------------------------
                                       1996                1995                1994                1993                1992
                                ------------------   -----------------  ------------------  ------------------  ------------------
                                Amount     Percent   Amount    Percent  Amount     Percent  Amount     Percent  Amount     Percent
                                ------     -------   ------    -------  ------     -------  ------     -------  ------     -------
    Multi-family . . . . . . .    14,172     5.19     14,475     5.35     14,514     6.49     13,239     6.43     13,901     7.57
    Commercial . . . . . . . .    25,201     9.22     22,145     8.18     22,316     9.97     21,195    10.30     16,342     8.90
    Construction or
      development. . . . . . .     4,835     1.77      6,665     2.47      2,886     1.29      3,360     1.63      5,790     3.15
    Mortgage-backed
      securities . . . . . . .    17,224     6.31     18,140     6.70        ---      ---        ---      ---        ---      ---
                                --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
       Total real estate loans
        and mortgage-backed
        securities . . . . . .   160,218    58.65    156,812    57.92    121,152    54.16     98,817     48.02    98,583    53.67
Consumer . . . . . . . . . . .    13,504     4.94     12,205     4.51      8,145     3.64      7,755      3.77     5,828     3.17
Commercial business. . . . . .     7,076     2.59      6,581     2.43      5,715     2.56      5,779      2.81     5,795     3.15
                                --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
       Total adjustable-rate
        loans and mortgage-
        backed securities. . .   180,798    66.18    175,598    64.86    135,012    60.36    112,351     54.60   110,206    59.99
                                --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
Total loans and mortgage-
 backed securities . . . . . .   273,187   100.00%   270,811   100.00%   223,681   100.00%   205,756    100.00%  183,703   100.00%
                                --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
                                           ------              ------              ------              ------              ------

Less:
  Loans in process . . . . . .     1,726                 957               1,705               2,622               1,970
  Deferred fees and
   discounts . . . . . . . . .       425                 517                 555                 627                 590
  Allowance for losses on
   loans . . . . . . . . . . .     2,360               2,388               2,251               2,166               2,391
                                --------            --------            --------            --------            --------
     Total loans and mortgage-
      backed securities
      receivable, net. . . . .  $268,676            $266,949            $219,170            $200,341            $178,752
                                --------            --------            --------            --------            --------
                                --------            --------            --------            --------            --------


     The following schedule illustrates the interest rate sensitivity of the Company's loan and mortgage-backed securities portfolio at December 31, 1996.
 Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract matures. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                      Real Estate
                  ----------------------------------------------------
                    One-to-four
                    family and
                  Mortgage-Backed     Multi-family    Construction or                           Commercial
                    Securities       and Commercial     Development         Consumer             Business             Total
                  ----------------  ----------------  ----------------   ----------------    -----------------   ----------------
                          Weighted          Weighted          Weighted           Weighted             Weighted           Weighted
                           Average           Average           Average            Average              Average           Average
                  Amount    Rate    Amount    Rate    Amount    Rate     Amount    Rate      Amount     Rate     Amount    Rate
                  ------  --------  ------  --------  ------  --------   ------  --------    ------   --------   ------  --------
                                                           (Dollars in thousands)
Due During Twelve
Month Periods
Ending
December 31,
------------
1997(1). . . . . $  3,696    6.34%  $ 9,296    8.31%  $4,109    8.57%    $ 4,132   11.24%    $6,098     9.34%  $  27,331   8.75%
1998 and 1999. .      825    8.38     1,732    9.89      ---     ---       6,592    9.33      2,262     9.32      11,411   9.34
2000 and 2001. .    2,083    8.37     2,810    7.80       91    9.25      11,385    9.47        993     9.31      17,362   9.06
2002 and 2006. .   15,206    7.88     8,895    8.57      298    8.51       6,494    9.94        498     9.37      31,391   8.53
2007 and 2021. .   71,586    7.28    19,349    9.26      210    9.64       1,966   10.29         92     9.25      93,203   7.76
2022 and
 following . . .   90,861    7.12       811    9.19      817    7.17         ---     ---        ---      ---      92,489   7.14
                 --------           -------           ------             -------             ------             --------
   Total . . . . $184,257           $42,893           $5,525             $30,569             $9,943             $273,187
                 --------           -------           ------             -------             ------             --------
                 --------           -------           ------             -------             ------             --------

-------------------
(1)  Includes demand loans and loans having no stated maturity.

      As of December 31, 1996, the total amount of loans and mortgage-backed securities due after December 31, 1997, which had predetermined interest rates was $83.7 million, while the total amount of loans and mortgage-backed and related securities due after such date which had floating or adjustable interest rates was $162.2 million.

     Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" market value or 30% for certain residential development loans). At December 31, 1996, the Bank's regulatory loan-to-one borrower limit was $4.8 million. On the same date, the Bank's largest total of loans to one borrower was $3.5 million.

     All of the Company's lending activities are conducted in accordance with policies adopted by its Board of Directors. The Company is an equal opportunity lender. Decisions on loan applications are made on the basis of detailed applications and property valuations (consistent with the Company's written appraisal policy) prepared by qualified appraisers. The loan applications are designed primarily to determine the borrower's ability to repay and the more significant items on the application are verified through use of credit reports, financial statements, tax returns and/or third-party confirmations.

     The Company requires evidence of marketable title and lien position as well as appropriate title and other insurance on all loans secured by real property in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.

     ONE-TO-FOUR FAMILY RESIDENTIAL REAL ESTATE LENDING. The cornerstone of the Company's lending program is the origination of loans secured by mortgages on owner-occupied one-to-four family residences. At December 31, 1996, $149.5 million, or 54.7% of the Company's loan and mortgage-backed securities portfolio, consisted of loans secured by one-to-four family residences. At that date, the average outstanding residential loan balance was approximately $42,700 and the largest outstanding residential loan had a book value of $488,800. Substantially all of the residential loans originated by the Company are secured by properties located in the Company's primary market areas.

     Historically, the Company originated for retention in its own portfolio 25-year fixed-rate loans secured by one-to-four family residential real estate. Beginning in 1980, in order to reduce its exposure to changes in interest rates, the Company began to originate Adjustable Rate Mortgages ("ARM"), subject to market conditions and consumer preference. While the Company continues to originate long term fixed-rate residential loans, the Company has adopted a policy of selling substantially all of such loans in the secondary market except as consistent with its asset/liability management objectives. Currently, the Company retains most of its fixed-rate residential loans having terms of 15 years or less.

     The Company's fixed-rate loans are originated with terms which conform to secondary market standards (I.E., Federal Home Loan Mortgage Corporation ("FHLMC") standards). Most of the

Company's fixed-rate residential loans have contractual terms to maturity of 15 to 30 years. Although, under the Company's current policy, the Company sells most of the fixed-rate loans with terms of more than 15 years that it originates, the Company typically retains the servicing of loans that it sells. At December 31, 1996, the Company had $37.3 million of 15 year fixed-rate residential loans and $13.5 million of 30 year fixed-rate residential loans in its portfolio.

     Since 1980, the Company has offered ARM loans at rates, terms and fees determined in accordance with market and competitive factors. The programs currently offered generally meet the standards and requirements of the secondary market for residential loans. The Company's current one-to-four family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the ARMs originated by the Company are subject to adjustment at stated intervals based on a margin over a specified index and are subject to annual as well as lifetime adjustment limits. The Company's current ARMs do not permit negative amortization of principal and carry no prepayment penalty. At December 31, 1996, the Company had $67.7 million, $13.0 million, and $18.1 million of one-year, three-year and five-year ARMs, respectively.

     The Company's delinquency experience on its ARMs has generally been similar to that on fixed-rate residential loans. Of the $703,000 of one-to-four family loans delinquent 60 days or more at December 31, 1996, $294,000 (or .2% of one-to-four family loans) consisted of ARMs and $409,000 (or .3% of the Company's one-to-four family loans) represented fixed-rate loans.

     The Company evaluates both the borrower's ability to make principal, interest and escrow payments and the value of the property that will secure the loan. The Company originates residential mortgage loans with loan-to-value ratios generally up to 90% except for a program applicable to first time homebuyers where this ratio can go up to 100% with private mortgage insurance and/or other collateral. On any mortgage loan exceeding an 80% loan-to-value ratio at the time of origination, the Company generally requires private mortgage insurance in an amount intended to reduce the Company's exposure to 80% or less of the appraised value of the underlying property.

     In view of the prevailing level of real estate values in the Company's market areas, the Company rarely originates loans in excess of $207,000 (the FHLMC maximum). As of December 31, 1996, the Company had 33 residential mortgage loans having an aggregate balance of $8.8 million with original balances in excess of $207,000 ("Jumbo Loans"). The Company's delinquency experience on its Jumbo Loans has been similar to its experience on its other residential loans.

     During 1995, the Company requested and received approval as a one-to-four family lender for both the Federal Housing Administration ("FHA") and the Veterans' Administration ("VA"). The Company sells, with servicing released, all FHA and VA loans it originates to other investors. During 1996, twelve such loans totaling $872,000 were originated and sold.
Borrowers are notified at the time of application that their loan will be sold to, and serviced by, a party other than the Company.

     MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The Company also makes multi-family and commercial real estate loans in its primary market areas.
At December 31, 1996, the Company had $42.9 million in multi-family and commercial real estate loans, representing 15.7% of the

Company's total loan and mortgage-backed securities portfolio. Included in such loans were $5.6 million of participation interests in multi-family and commercial real estate loans which were purchased from other lenders.

     The Company's multi-family portfolio includes loans secured by residential buildings (including university student housing) located primarily in the Company's primary market areas. The Company's commercial real estate portfolio consists of loans on a variety of non-residential properties including nursing homes, churches and bowling alleys.

     The Company has originated both adjustable and fixed-rate multi-family and commercial real estate loans, although most recent originations have been adjustable-rate loans. Rates on the Company's adjustable-rate multi-family and commercial real estate loans generally adjust in a manner consistent with the Company's ARMs. Multi-family and commercial real estate loans are generally underwritten in amounts of up to 75% of the appraised value of the underlying property.

     The table below sets forth by type of property taken as collateral, the number, loan amount and outstanding balance of the Company's multi-family and commercial real estate loans (including purchased loan participations) at December 31, 1996 and the amounts of such loans which were non-performing or "of concern" at December 31, 1996. The amounts shown do not reflect allowances for losses.

                                            Original   Outstanding       Amount
                                  Number      Loan      Principal    Non-Performing
                                 of Loans    Amount     Balance      or of Concern
                                 --------   --------   -----------   --------------
                                              (Dollars in thousands)
Multi-family residential . . . .     29     $15,437      $14,172         $1,718
Nursing homes. . . . . . . . . .      2       2,065          579            ---
Churches . . . . . . . . . . . .     17       2,664        1,772            ---
Mobile home park . . . . . . . .      1         608          580            ---
Motels . . . . . . . . . . . . .      2       1,325          849            ---
Agricultural related . . . . . .      9         906          764            ---
Industrial and warehouse . . . .     40      16,961       14,190            ---
Recreation facilities. . . . . .      3       3,962        2,751            ---
Retail . . . . . . . . . . . . .     20       3,805        2,999          1,396
Office . . . . . . . . . . . . .      8       2,336        1,735            436
Other. . . . . . . . . . . . . .     20       3,939        2,502            590
                                    ---     -------      -------         ------
   Total . . . . . . . . . . . .    151     $54,008      $42,893         $4,140
                                    ---     -------      -------         ------
                                    ---     -------      -------         ------

     Multi-family residential and commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans.

     PURCHASED LOAN PARTICIPATIONS. In order to supplement lending activities during periods of low loan volume, the Company has from time to time purchased participation interests in multi-family and commercial real estate loans originated and serviced by other lenders. Prior to purchase, the Company reviews each participation to ensure that the underlying loan complies with the Company's lending policy as in effect at the time of purchase.

     The following table presents information regarding the Bank's multi-family and commercial real estate loan participations at December 31, 1996. At December 31, 1996, the Bank had $1.3 million of purchased loans and participation interests in one-to-four family loans.

                                                                Original       Outstanding       Unfunded         Amount
                                  Month of    Original Loan   Participation    Balance at     Commitment at   Non-Performing
Type of Security/Location       Origination      Amount          Amount       Dec. 31, 1996   Dec. 31, 1996   or of Concern
-------------------------       -----------   -------------   -------------   -------------   -------------   --------------
                                                    (Dollars in thousands)
APARTMENT BUILDINGS:
  Pleasant Hills, California      09/10/86       $11,900          $  726          $  668          $ ---            $  ---
  Santa Ana, California           08/26/86        13,750             839             753            ---               ---
  Everett, Washington             09/12/86         5,500           1,375           1,161            ---             1,161
  Seabrook, Maryland              09/01/87        18,000           1,800           1,678            ---               ---
MOTELS:
  Gainesville, Florida            12/19/88         1,350             675             277            ---               ---
  Spring Lake, North Carolina     12/19/88         1,300             650             572            ---               ---
NURSING HOME:
  Arlington Heights, Illinois     03/01/73         1,980             990             175            ---               ---
WAREHOUSE:
  Bethune, South Carolina         12/30/93           725             551             296            ---               ---
                                                                                  ------          -----            ------
                                                                                  $5,580          $ ---            $1,161
                                                                                  ------          -----            ------
                                                                                  ------          -----            ------

     The purchase of loan participations involves the same risks as the origination of the same type of loans as well as additional risks related to the purchaser's lower level of control over the origination and subsequent administration of the loan. Also, many of the loan participations purchased by the Company in the past have been on projects located out-of-state. Out-of-state investments are considered to carry a higher degree of risk due to the difficulty of monitoring such investments.

     COMMERCIAL BUSINESS LENDING. Federally chartered savings institutions, such as the Bank, are authorized to make secured or unsecured loans and issue letters of credit for commercial, corporate, business and agricultural purposes and to engage in commercial leasing activities, up to a maximum of 10% of total assets.

     Since 1988, in order to increase the proportion of interest rate sensitive and relatively high yielding loans in its portfolio and as a part of its effort to provide more comprehensive financial services in the communities serviced by its offices, the Company has significantly increased its origination of secured and unsecured commercial loans to local businesses. Currently, the Company's commercial business lending activities encompass loans with a broad variety of purposes including working capital, accounts receivable, inventory, equipment and agriculture. The Company does not have any energy or foreign loans.

At December 31, 1996, the Company had $9.9 million in commercial business loans outstanding (representing 3.6% of the Company's total loan and mortgage-backed securities portfolio) with additional commercial business loan commitments totaling $4.6 million, most of which were undrawn lines of credit. In addition, at December 31, 1996, the Company had thirteen letters of credit outstanding, in an aggregate amount of $1.0 million. Most of the Company's commercial business loans have terms to maturity of five years or less and adjustable or floating interest rates. At December 31, 1996, the Company had nine commercial business loans with balances of $200,000 or more, in an aggregate amount of $2.9 million.

     The Company recognizes the generally increased risks associated with commercial business lending. The Company's commercial business lending policy emphasizes credit file documentation and analysis of the borrower's character, management capabilities, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of the industry conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of the Company's credit analysis.

     The following table sets forth information regarding the number and amount of the Company's commercial business loans and the amounts of such loans which were non-performing and "of concern" as of December 31, 1996.

                                            Original
                                              Loan     Outstanding       Amount
                                  Number    Commit-     Principal    Non-Performing
                                 of Loans    ment     Balance      or of Concern
                                 --------   --------   -----------   --------------
                                              (Dollars in thousands)
SECURED LOANS:
  Accounts receivable. . . . . .     14     $ 1,203       $   775          $---
  Inventory. . . . . . . . . . .     16         748           520           ---
  Equipment. . . . . . . . . . .     41       2,135         1,421           ---
  Other business assets. . . . .      6       1,459           705           ---
  Certificates of deposits . . .      4         157            78           ---
  Stocks and bonds . . . . . . .      8         812           569           ---
  Heavy duty vehicles. . . . . .     43       1,817         1,141            25
  Other motor vehicles . . . . .     17         856           434           ---
  Crops. . . . . . . . . . . . .      7       1,546         1,026           ---
  Livestock. . . . . . . . . . .      1          35            15           ---
  Life insurance . . . . . . . .      3          86            59           ---
  Stand-by letters of credit . .      7         897           ---           ---
  Beneficial interest in
   real estate trust . . . . . .     21       3,888         2,364           ---
UNSECURED LOANS. . . . . . . . .     53       1,288           836            45
UNSECURED STAND-BY LETTERS
 OF CREDIT . . . . . . . . . . .      6         144           ---           ---
                                    ---     -------        ------          ----
   Total commercial business
    loans. . . . . . . . . . . .    247     $17,071        $9,943          $ 70
                                    ---     -------        ------          ----
                                    ---     -------        ------          ----

     CONSUMER LENDING. Management believes that offering consumer loan products helps to expand the Company's customer base and to create stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and/or adjustable-rates and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. The Company currently originates substantially all of its consumer loans in its market areas. At December 31, 1996, the Company's consumer loans totaled $30.6 million or 11.2% of the Company's loan and mortgage-backed securities portfolio.

     The Company offers a variety of secured consumer loans, including home equity and home improvement loans, education loans (which carry a guaranty from a State agency), loans secured by savings deposits, mobile home and automobile loans. Although the Company primarily originates consumer loans secured by real estate, deposits or other collateral, the Company also makes unsecured personal loans. In addition, beginning in 1988, the Company began to offer unsecured consumer loans through its Visa and MasterCard credit card programs.

     The Company offers mobile home loans in order to provide affordable housing. All of the Company's mobile home loans have been originated with fixed-rates of interest and are generally made in amounts of up to a maximum of 90% of the buyer's cost. As of December 31, 1996, mobile home loans totaled $3.2 million or approximately 1.2% of the Company's gross loan and mortgage-backed securities portfolio.

     The Company also offers student loans in compliance with the guidelines established by the Federal Family Education Loan Program. Historically, such loans were 100% guaranteed as to principal and interest by the Illinois Student Assistance Commission. Loans originated after October 1, 1993, however, are 100% guaranteed as to interest and 98% guaranteed as to principal. As of December 31, 1996, the Company held $918,000 of such loans, which represents 0.3% of the Company's loan and mortgage-backed securities portfolio.

     Unsecured personal loans are made to borrowers for a variety of personal needs and are usually limited to a maximum of $3,000, with a minimum loan amount of $1,000. Lines of credit extended through the Company's Visa and MasterCard credit card programs are generally limited to $5,000.
Underwriting standards for the Company's credit card program are substantially the same as for personal loans.

     Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. The greater risk inherent in consumer loans has been emphasized by recent nationwide increases in personal bankruptcies. Although the level of delinquencies in the Company's consumer loan portfolio has generally been low (at December 31, 1996, $177,000, or approximately .58% of the consumer loan portfolio was 90 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

     CONSTRUCTION LENDING. Historically, construction lending was a relatively minor part of the Company's business activities. However, in light of the economic recovery in its principal market areas and in order to increase the yield on, and the proportion of, interest rate sensitive loans in its portfolio and to provide more comprehensive financial services to families and community businesses within its market area, the Company expanded its construction lending. At December 31, 1996, the Company had $2.0 million of residential construction loans and $19,000 of lot loans to borrowers intending to live in the properties upon completion of construction.

     On occasion, the Company also originates construction loans to builders and developers for the construction of one-to-four family residences, multi-family residences and commercial real estate and the acquisition and development of one-to-four family lots in the Company's primary market areas. Construction loans to builders of one-to-four family residences generally carry terms of up to one year and may provide for the payment of interest and loan fees from loan proceeds. At December 31, 1996, the Bank had approximately $1.4 million in loans to builders of residences, and $876,000 million in loans on commercial construction. In addition, on the same date, the Company had $1.2 million of subdivision loans to developers for the development of one-to-four family lots.

     Most of the Company's construction loans have been originated with fixed rates and terms of 12 months or less. Construction loans to owner occupants are generally made in amounts of up to a maximum loan-to-value ratio of 80% (75% in the case of commercial real estate). The Company's construction loans to persons other than owner occupants generally involve larger principal balances than do its one-to-four family residential loans. At December 31, 1996, only one of the Company's construction loans had a principal balance in excess of $500,000. The principal balance of this loan was $550,000.

     The table below sets forth by type of security property the number and amount of the Company's construction loans at December 31, 1996.

                                                              Outstanding      Amount
                                     Number     Total Loan     Principal    Non-Performing
                                    of Loans    Commitment      Balance     or of Concern
                                    --------    ----------    -----------   --------------
                                                  (Dollars in thousands)
One-to-four family residential. . .    13         $1,958         $1,958         $---
Land acquisition and development. .    30          3,935          2,867          336
Church. . . . . . . . . . . . . . .     2            700            700          ---
                                       --         ------         ------         ----
   Total. . . . . . . . . . . . . .    45         $6,593         $5,525         $336
                                       --         ------         ------         ----
                                       --         ------         ------         ----

     Construction lending to persons other than owner occupants is generally considered to involve a higher level of credit risk than one-to-four family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on construction projects, real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor.

     ORIGINATIONS, PURCHASES AND SALES OF LOANS. The Company originates real estate and other loans through employees located at each of the Company's offices. Walk-in customers and referrals from real estate brokers and builders are also important sources of loan originations. The Company does not generally utilize the services of mortgage brokers.

     From time to time, in order to supplement its loan production, particularly during periods of low loan demand, the Company purchases residential and other loans from third parties. Under its loan purchase policies, prior to purchase, the Company reviews each loan to assure that it complies with its normal underwriting standards. While the Company will continue to evaluate loan purchase opportunities as they arise, the Company currently anticipates limiting its future purchases of out-of-area non-residential loans.

     Consistent with the Company's asset/liability management strategy, the Company sells a majority of its 30-year, fixed-rate loan production in the secondary market. The Company's recent sales have been made through sales contracts entered into after the Company has committed to fund the loan. The Company attempts to limit any interest rate risk created by forward commitments by limiting the number of days between the commitment and closing, charging fees for commitments and limiting the amounts of its uncovered commitments outstanding at any one time.

     When loans have been sold, the Company virtually always retains the responsibility for servicing such loans. At December 31, 1996, excluding mortgage-backed securities, approximately $6.9 million of the Company's loan portfolio consisting of purchased loans and purchased participations was serviced by others and the Company serviced $35.4 million of loans for others. During the year ended December 31, 1996, the Company received fee income of $91,000 in connection with loans serviced for others.

     The following table shows the loan origination, purchase and repayment activities of the Company for the periods indicated.

                                                       Year Ended December 31,
                                                  ---------------------------------
                                                   1996         1995         1994
                                                  -------      -------      -------
                                                       (Dollars in thousands)
ORIGINATIONS BY TYPE:
  Adjustable-Rate:
    Real estate - one-to-four family. . . . .     $21,433      $26,494      $30,763
                - multi-family. . . . . . . .         ---        2,100        2,250
                - commercial. . . . . . . . .       7,745        4,417        7,377
    Non-real estate - consumer. . . . . . . .      13,536       10,137        4,602
                    - commercial business . .       6,767        6,644        9,661
                                                  -------      -------      -------
      Total adjustable-rate . . . . . . . . .      49,481       49,792       54,653
Fixed-Rate:
  Real estate - one-to-four family. . . . . .      13,728        6,657       12,516
              - multi-family. . . . . . . . .         ---          ---          ---
              - commercial. . . . . . . . . .       1,829        1,126       10,217
  Non-real estate - consumer. . . . . . . . .      14,525       13,395       11,694
                  - commercial business . . .       2,336        2,717        2,818
                                                 --------      -------      -------
      Total fixed-rate  . . . . . . . . . . .      32,418       23,895       37,245
      Total loans originated  . . . . . . . .      81,899       73,687       91,898

PURCHASES:
  Real estate - one-to-four family  . . . . .         ---            3          150
              - commercial. . . . . . . . . .       1,120          375          ---
  Non-real estate - consumer  . . . . . . . .         ---          ---          ---
                  - commercial business . . .         ---          ---          ---
                                                 --------      -------      -------
      Total loans . . . . . . . . . . . . . .       1,120          378          150
  Mortgage-backed securities. . . . . . . . .      12,999       34,707          ---
                                                 --------      -------      -------
      Total purchased . . . . . . . . . . . .      14,119       35,085          150
                                                 --------      -------      -------

SALES AND REPAYMENTS:
  Sales:
    Real estate - one-to-four family. . . . .       4,834        2,246        6,922
                - commercial. . . . . . . . .         ---          ---          ---
    Non-real estate - consumer. . . . . . . .         792        1,129          589
                    - commercial business . .         ---          ---          ---
Loans sold with branch. . . . . . . . . . . .       3,845          ---          ---
                                                 --------      -------      -------
      Total loans . . . . . . . . . . . . . .       9,471        3,375        7,511
Mortgage-backed securities. . . . . . . . . .       4,913          ---          ---
                                                 --------      -------      -------
      Total sales . . . . . . . . . . . . . .      14,384        3,375        7,511
Principal repayments. . . . . . . . . . . . .      79,269       57,159       65,592
                                                 --------      -------      -------
      Total reductions. . . . . . . . . . . .      93,653       60,534       73,103
Increase (decrease) in other items, net . . .          11       (1,108)         (29)
                                                 --------      -------      -------
      Net increase. . . . . . . . . . . . . .    $  2,376      $47,130      $18,916
                                                 --------      -------      -------
                                                 --------      -------      -------

     DELINQUENCY PROCEDURES. When a borrower fails to make a required payment on a loan, the Company attempts to cause the delinquency to be cured by contacting the borrower. In the event a real estate loan payment is past due for 90 days or more the Company performs an in- depth review of the loan status, the condition of the property and circumstances of the borrower. Based upon the results of its review, the Company may negotiate and accept a repayment program with the borrower, accept a voluntary deed in lieu of foreclosure or, when deemed necessary, initiate foreclosure proceedings.

     Unsecured consumer loans are charged-off if they remain delinquent for 120 days. Secured consumer loans are liquidated and charged-off to the extent the debt exceeds the fair value of the collateral. The Company's procedures for repossession and sale of consumer collateral are subject to various requirements under Illinois consumer protection laws.

     Delinquencies in the Company's commercial business loan portfolio are handled on a case-by-case basis under the direction of the chief lending officer. Generally, personal contact is made with the borrower when the loan is 6 to 7 days past due. Depending on the nature of the loan and the type of collateral, if any, securing the loan, the Company may negotiate and accept a modified payment program or take such other actions as the circumstances warrant.

     Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at its estimated fair value at the date of acquisition, and any write-down resulting therefrom is charged to the allowance for estimated loan losses. Upon acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of its fair value.

      The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of type at December 31, 1996.

                                               Loans Delinquent For:
                            -------------------------------------------------------
                                                                                        Total 60 Days or More
                                    60-89 Days                90 Days and Over               Delinquent
                            --------------------------   --------------------------   --------------------------
                                              Percent                      Percent                      Percent
                                              of Loan                      of Loan                      of Loan
                            Number   Amount   Category   Number   Amount   Category   Number   Amount   Category
                            ------   ------   --------   ------   ------   --------   ------   ------   --------
                                                           (Dollars in thousands)
Real Estate:
  One-to-four family. . . .    6      $179      0.12%      12     $  524     0.35%       18    $  703     0.47%
  Multi-family. . . . . . .  ---       ---       ---        1        557     3.93         1       557     3.93
  Commercial. . . . . . . .  ---       ---       ---        6      2,401     8.36         6     2,401     8.36
  Construction and
   development . . . . . .     2       163      2.95        2        170     3.08         4       333     6.03
  Consumer . . . . . . . .    19       138      0.45       38        177     0.58        57       315     1.03
  Commercial business. . .   ---       ---       ---        1         45     0.45         1        45     0.45
                             ---      ----                ---     ------                ---    ------
    Total. . . . . . . . .    27      $480      0.20       60     $3,874     1.63        87    $4,354     1.83
                             ---      ----                ---     ------                ---    ------
                             ---      ----                ---     ------                ---    ------

     The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of type at December 31, 1995.

                                               Loans Delinquent For:
                            -------------------------------------------------------
                                                                                        Total 60 Days or More
                                    60-89 Days                90 Days and Over               Delinquent
                            --------------------------   --------------------------   --------------------------
                                              Percent                      Percent                      Percent
                                              of Loan                      of Loan                      of Loan
                            Number   Amount   Category   Number   Amount   Category   Number   Amount   Category
                            ------   ------   --------   ------   ------   --------   ------   ------   --------
                                                           (Dollars in thousands)
Real Estate:
  One-to-four family. . . .    7      $147      0.10%      18     $  515     0.35%       25    $  662     0.45%
  Multi-family. . . . . . .  ---       ---       ---        1        557     3.85         1       557     3.85
  Commercial. . . . . . . .  ---       ---       ---        1        111     0.39         1       111     0.39
  Construction and
   development. . . . . . .  ---      ---        ---        2        170     2.06         2       170     2.06
Consumer. . . . . . . . . .   14      108       0.40       23        108     0.40        37       216     0.80
Commercial business . . . .  ---      ---        ---      ---        ---      ---       ---       ---      ---
                             ---      ----                ---     ------                ---    ------
    Total . . . . . . . . .   21     $255       0.11       45     $1,461     0.62        66    $1,716      .73
                             ---      ----                ---     ------                ---    ------
                             ---      ----                ---     ------                ---    ------

      CLASSIFICATION OF ASSETS. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. The regulations have also created a Special Mention category, consisting of assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified Loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the Regional Director of the OTS. On the basis of management's review of its assets, at December 31, 1996, on a net basis, the Company had classified $2.3 million of its assets as Special Mention, $4.1 million as Substandard and $248,000 as Loss. No assets were classified as Doubtful at December 31, 1996. The Company's classified assets consist of the non-performing loans and loans and other assets of concern discussed herein.

     NON-PERFORMING ASSETS. The following table sets forth the amounts and categories of non-performing assets of the Company. Loans are reviewed quarterly and any loan whose collectibility is doubtful is placed on non-accrual status. Real estate loans are placed on non-accrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, collectibility is considered highly probable and collection efforts are in progress, in which case interest would continue to accrue. At December 31, 1996, there were 45 loans with outstanding principal balances totaling $2.0 million which were 90 days or more past due and continuing to accrue interest.

     Interest accrued and unpaid at the time a consumer loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. For all years presented, the Company had no troubled debt restructurings other than those included in the non-performing assets table and discussed herein. Foreclosed assets include assets acquired in settlement of loans. The loan and foreclosed asset amounts shown are stated net of the specific reserves which have been established against such assets.

                                                  December 31,
                                      ------------------------------------
                                      1996    1995    1994    1993    1992
                                      ----    ----    ----    ----    ----
                                              (Dollars in thousands)

Non-accruing loans:
  One-to-four family(1)............. $  524  $  516  $  485  $  298  $  372
  Multi-family......................    ---     ---     557     ---     ---
  Commercial........................  1,396     111     111     116     399
  Construction and development......    ---     ---     ---     ---     ---
  Consumer..........................    ---     ---     ---     ---     ---
  Commercial business...............    ---     ---     ---     ---     ---
                                     ------  ------  ------  ------   -----
     Total..........................  1,920     627   1,153     414     771
                                     ------  ------  ------  ------   -----
Accruing loans delinquent more
 than 90 days:
  One-to-four family(1).............    ---     ---     ---     ---     ---
  Multi-family......................    557     557     296     ---     ---
  Commercial........................  1,005     ---     ---     ---     378
  Construction and development......    170     169     ---     ---     ---
  Consumer..........................    177     108     133     113     208
  Commercial business...............     45     ---     ---     ---       7
                                     ------  ------  ------  ------   -----
    Total...........................  1,954     834     429     113     593
                                     ------  ------  ------  ------   -----
Foreclosed assets:
  One-to-four family................     96      84      27     132     264
  Multi-family......................    ---     675     579     448     ---
  Commercial........................     69      69      73     251     151
  Construction and development......    ---     ---     ---     ---     ---
  Consumer..........................     28     ---      16      15       7
  Commercial business...............    ---     ---     ---     ---     ---
                                     ------  ------  ------  ------   -----
    Total foreclosed assets.........    193     828     695     846     422
                                     ------  ------  ------  ------   -----
  Total non-performing assets....... $4,067  $2,289  $2,277  $1,373  $1,786
                                     ------  ------  ------  ------   -----
                                     ------  ------  ------  ------   -----
  Total as a percentage of total
   assets...........................   1.16%   0.64%   0.75%   0.49%   0.65%
                                     ------  ------  ------  ------   -----
                                     ------  ------  ------  ------   -----
_________________________
(1)  Includes loans held for sale.

     For the year ended December 31, 1996 and the year ended December 31, 1995, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $37,648 and $37,488, respectively. The amount that was included in interest income on such loans was $29,147 and $24,707 for the year ended December 31, 1996 and the year ended December 31, 1995, respectively.

     The Company's non-performing assets at December 31, 1996 included the following: (i) an automobile dealership in Kankakee, Illinois; (ii) an apartment complex in Kankakee, Illinois; (iii) a residential subdivision in Bourbonnais, Illinois; (iv) a residential subdivision in Champaign, Illinois; and (v) a commercial retail building in Champaign, Illinois.

     LOAN LOSS RESERVE ANALYSIS. The following table sets forth an analysis of the Company's allowance for loan losses.

                                                                          Nine
                                                                         Months
                                               Year Ended                Ended
                                               December 31,             Dec 31,
                                      -------------------------------   -------
                                      1996     1995     1994     1993     1992
                                      ----     ----     ----     ----    ------
                                                 (Dollar in thousands)
Balance at beginning of period.....  $2,388   $2,251   $2,165   $2,391  $1,735
Charge-offs:
  One-to-four family...............     ---      ---       31       20     ---
  Multi-family.....................     ---      ---      108      176     ---
  Commercial real estate...........     ---      ---       17      ---     145
  Construction.....................     ---      ---      ---      ---     ---
  Consumer.........................     125       59       74      106      84
  Commercial business..............       1      ---       15      364     278
                                     ------   ------   ------   ------  ------
                                        126       59      245      666     507
                                     ------   ------   ------   ------  ------
Recoveries:
  One-to-four family...............     ---      ---      ---      ---     ---
  Multi-family.....................     ---      ---      ---      ---     ---
  Commercial real estate...........     ---      ---      ---      ---     312
  Construction.....................     ---      ---      ---      ---     ---
  Consumer.........................      56       20       33       20      13
  Commercial business..............     ---        3        2      ---     ---
                                     ------   ------   ------   ------  ------
                                         56       23       35       20     325
                                     ------   ------   ------   ------  ------
Net charge-offs....................     (70)     (36)    (210)    (646)   (182)
Additions charged to operations....      42      173      296      420     838
                                     ------   ------   ------   ------  ------
Balance at end of period...........  $2,360   $2,388   $2,251   $2,165  $2,391
                                     ------   ------   ------   ------  ------
                                     ------   ------   ------   ------  ------
Ratio of net charge-offs during
 the period to average loans
 outstanding during the period.....    0.03%    0.02%    0.11%    0.36%   0.10%
                                     ------   ------   ------   ------  ------
                                     ------   ------   ------   ------  ------
Ratio of net charge-offs during
 the period to average
 non-performing assets.............    2.20%    1.58%   11.51%   40.90%  13.31%
                                     ------   ------   ------   ------  ------
                                     ------   ------   ------   ------  ------

     The balance in the allowance for loan losses and the related amount charged to operations is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, and management's estimate of future potential losses.

      While management believes that it uses the best information available to determine the allowance for estimated loan losses, unforeseen market conditions could result in adjustments to the allowance for estimated loan losses and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.

                                                                           December 31,
                       -------------------------------------------------------------------------------------------------------------
                               1996                   1995                     1994                1993                 1992
                       --------------------   --------------------   --------------------  --------------------  -------------------

                                Percent of             Percent of              Percent of            Percent of           Percent of
                                 Loans in               Loans in                Loans in              Loans in             Loans in
                                   Each                   Each                    Each                  Each                 Each
                                Category to            Category to            Category to           Category to          Category to
                       Amount   Total Loans   Amount   Total Loans   Amount   Total Loans  Amount   Total Loans  Amount  Total Loans
                       ------   -----------   ------   -----------   ------   -----------  ------   -----------  ------  -----------
                                                             (Dollars in thousands)
One-to-four family...  $  408      62.71%     $  403      62.74%     $  506      62.92%    $  299     62.11%     $  301     60.39%
Multi-family.........     451       5.94         437       6.18         460       6.70        399      6.76         536      7.82
Commercial real
 estate..............     496      12.04         561      12.07         470      14.34        519     12.88         463     12.34

Construction.........     294       2.32         272       3.52         424       2.70        264      5.66         262      5.98
Consumer.............     185      12.82         170      11.56         150       9.63        135      8.71         155      9.19
Commercial business..     276       4.17         259       3.95         241       3.71        234      3.88         477      4.28

Unallocated..........     250        ---         286        ---         ---        ---        315       ---         197       ---
                       ------     ------      ------     ------      ------     ------     ------    ------      ------    ------
  Total..............  $2,360     100.00%     $2,388     100.00%     $2,251     100.00%    $2,165    100.00%     $2,391    100.00%
                       ------     ------      ------     ------      ------     ------     ------    ------      ------    ------
                       ------     ------      ------     ------      ------     ------     ------    ------      ------    ------

INVESTMENT ACTIVITIES

     The Company has traditionally invested in U.S. government securities and agency obligations of both long and short terms to supplement its lending activities. During recent years, the Company has refocused its investment activities on short and medium term securities, although the Company has retained a number of longer term securities in its portfolio which are held for investment. In addition, from time to time, the Bank has acquired securities for trading purposes. The Company's securities held for trading are recorded on the Company's books at market value. At December 31, 1996, the Bank did not own any securities of a single issuer which exceeded 10% of the Bank's stockholder's equity, other than U.S. Government or federal agency obligations.

     The Company is required by federal regulations to maintain a minimum amount of liquid assets that may be invested in specified securities and is also permitted to make certain other securities investments. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of December 31, 1996, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 14.8% as compared to the OTS requirement of 5%.

      The following table sets forth the composition of the Company's investment portfolio at the dates indicated.

                                                                          December 31,
                                                     ----------------------------------------------------
                                                          1996                1995              1994
                                                     ---------------     --------------     -------------
                                                     Book      % of       Book    % of      Book     % of
                                                     Value     Total     Value    Total     Value    Total
                                                     -----     -----     -----    -----     -----    -----
                                                                       (Dollars in thousands)
Investment Securities (1):
   U.S. government securities....................   $ 9,628    17.87%   $12,961   25.98%   $20,407   33.90%
   Federal agency obligations....................    41,386    76.82     34,426   69.01     36,806   61.14
   Municipal bonds...............................        72     0.13         75    0.15         77    0.13
   Non-marketable equity securities..............       501     0.93        551    1.11        551    0.91
   Mutual fund shares............................       331     0.62        324    0.65        960    1.59
                                                    -------    -----    -------  ------    -------   -----
      Subtotal...................................    51,918    96.37     48,337   96.90     58,801   97.67
FHLB Stock.......................................     1,956     3.63      1,546    3.10      1,401    2.33
                                                    -------    -----    -------  ------    -------   -----
      Total investment securities and FHLB
       stock.....................................   $53,874   100.00%   $49,883  100.00%   $60,202  100.00%
                                                    -------    -----    -------  ------    -------   -----
                                                    -------    -----    -------  ------    -------   -----
Average remaining life or term to repricing of
 investment securities excluding FHLB stock
 and non-marketable securities................... 64 months           45 months          46 months
Other Interest-Earning Assets:
   Federal funds sold............................   $ 7,985    55.59%   $13,090   59.19%   $ 2,340   23.60%
   Money market funds............................     4,883    33.99      3,755   16.98      1,592   16.06
   FHLB overnight investments....................     1,446    10.07      4,982   22.53      4,434   44.73
   Certificates of deposit.......................        50     0.35        288    1.30      1,548   15.61
                                                    -------    -----    -------  ------    -------   -----
      Total......................................   $14,364   100.00%   $22,115  100.00%   $ 9,914  100.00%
                                                    -------    -----    -------  ------    -------   -----
                                                    -------    -----    -------  ------    -------   -----

_____________________
(1)  Includes securities held for sale.

     The composition and maturities of the investment securities portfolios, excluding Federal Home Loan Bank of Chicago ("FHLB of Chicago") stock and non-marketable equity securities at December 31, 1996, are indicated in the following table.


                                                           At December 31, 1996
                                    ------------------------------------------------------------------
                                    Less Than     1 to 5       5 to 10      Over      Total Investment
                                      1 Year       Years        Years      10 Years      Securities
                                    ----------   ----------   ----------   ----------    ----------
                                    Book Value   Book Value   Book Value   Book Value    Book Value
                                    ----------   ----------   ----------   ----------    ----------
                                                  (Dollars in thousands)
SECURITIES AVAILABLE-FOR-SALE:
U.S. government securities..........   $2,007     $ 7,621       $  ---       $   ---       $ 9,628
Federal agency obligations..........    2,002      22,639        9,979         6,766        41,386
Mutual fund shares..................      331         ---          ---           ---           331
                                       ------     -------       ------       -------       -------
Total...............................   $4,340     $30,260       $9,979       $ 6,766       $51,345
                                       ------     -------       ------       -------       -------
                                       ------     -------       ------       -------       -------
Weighted average yield..............     6.92%       5.82%        7.05%         7.15%         6.33%
                                       ------     -------       ------       -------       -------
                                       ------     -------       ------       -------       -------
SECURITIES HELD-TO-MATURITY:
Municipal Bonds.....................      ---         ---          ---       $    72       $    72
                                       ------     -------       ------       -------       -------
                                       ------     -------       ------       -------       -------
Weighted average yield..............         %           %            %         6.74%         6.74%
                                       ------     -------       ------       -------       -------
                                       ------     -------       ------       -------       -------

SOURCES OF FUNDS

     GENERAL. Deposit accounts have traditionally been the principal source of the Company's funds for use in lending and for other general business purposes. In addition to deposits, the Company derives funds from loan repayments and cash flows generated from operations. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds have varied. Other potential sources of funds available to the Bank include borrowings from the FHLB of Chicago and reverse repurchase agreements.

     DEPOSITS. The Company attracts both short-term and long-term deposits by offering a wide assortment of accounts and rates. The Company offers commercial demand, regular statement savings accounts, NOW accounts, money market accounts, fixed interest rate certificates of deposits with varying maturities and individual retirement accounts. Deposit account terms vary, according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. The Company has not actively sought deposits outside of its primary market area.

     The following table sets forth the savings flows at the Company during the periods indicated:

                                                 Year Ended December 31,
                                           ---------------------------------
                                             1996         1995        1994
                                           --------     --------    --------
                                                (Dollars in thousands)

Opening balance........................    $286,080     $265,570    $242,703
Deposits...............................     562,775      517,300     620,613
Withdrawals............................     573,994      522,551     621,390
Purchased deposits.....................         ---       16,071      16,568
Sold deposits..........................      (8,608)         ---         ---
Increase (decrease) before interest
 credited..............................     (19,827)      10,820      15,791
Interest credited......................      11,095        9,690       7,076
                                           --------     --------    --------
Ending balance.........................    $277,348     $286,080    $265,570
                                           --------     --------    --------
                                           --------     --------    --------
Net increase (decrease)................    $ (8,732)    $ 20,510    $ 22,867
                                           --------     --------    --------
                                           --------     --------    --------
Percent increase (decrease)............       (3.05)%       7.72%       9.42%
                                           --------     --------    --------
                                           --------     --------    --------

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company at the dates indicated.

                                                    December 31,
                               -----------------------------------------------------------
                                     1996               1995                 1994
                               ------------------  ------------------   ------------------
                                       Percent of          Percent of           Percent of
                               Amount    Total     Amount     Total     Amount     Total
                               ------    -----     ------     -----     ------     -----
                                                (Dollars in thousands)
Transaction and Savings
Deposits(1):
------------
Commercial Demand 0%........  $  7,644    2.76%   $  7,850      2.75%   $  6,892     2.60%
Passbook Accounts 2.66%.....    51,966   18.74      53,760     18.79      60,324    22.71
NOW Accounts 3.47%..........    34,756   12.53      34,842     12.18      40,109    15.10
Money Market Accounts 2.83%.     6,612    2.38       8,937      3.12      11,650     5.39
                              --------  ------    --------    ------    --------   ------
Total Non-Certificates......   100,978   36.41     105,389     36.84     118,975    44.80
                              --------  ------    --------    ------    --------   ------
Certificates:
-------------
0.00 - 3.99%................         3    0.00       1,325      0.46      27,835    10.48
4.00 - 4.99%................     6,560    2.37      15,528      5.43      54,566    20.55
5.00 - 5.49%................    65,714   23.69      40,919     14.31      22,148     8.34
5.50 - 5.99%................    64,930   23.41      45,292     15.83      20,703     7.80
6.00 - 7.99%................    38,666   13.94      76,729     26.82      17,001     6.40
8.00 - 9.99%................       273    0.10         572      0.20       3,858     1.45
10.00 and over..............       ---     ---         ---       ---         287     0.11
                              --------  ------    --------    ------    --------   ------
Total Certificates..........   176,146   63.51     180,365     63.05     146,398    55.13
                              --------  ------    --------    ------    --------   ------
Accrued Interest............       224    0.08         326      0.11         197     0.07
                              --------  ------    --------    ------    --------   ------
Total Deposits..............  $277,348  100.00%   $286,080    100.00%   $265,570   100.00%
                              --------  ------    --------    ------    --------   ------
                              --------  ------    --------    ------    --------   ------

____________
(1) Rates on transaction and savings deposits are those in effect on December 31, 1996.

     The following table shows rate and maturity information for the Company's certificates of deposit as of December 31, 1996.

                                0.00-      5.00-       5.50-   6.00-   8% and              Percent
                                4.99%      5.49%       5.99%   7.99%    Over      Total    of Total
                                -----      -----       -----   -----    ----      -----    --------
                (Dollars in thousands)
Certificate Accounts
Maturing
In Quarter Ending:
------------------
March 31, 1997.............     $4,507    $19,601    $ 6,207  $ 8,672   $ 13    $ 39,000    22.14%
June 30, 1997..............        927     16,811      7,489    3,335     24      28,586    16.23
September 30, 1997.........        263     10,899      6,382    3,014     37      20,595    11.69
December 31, 1997..........        482      8,437     10,432    1,102    110      20,563    11.67
March 31, 1998.............        252      3,884      5,925    1,478     45      11,584     6.58
June 30, 1998..............         38      2,196      8,766      536     13      11,549     6.56
September 30, 1998.........         43      1,547      1,480      732     11       3,813     2.16
December 31, 1998..........         37        652      4,878      278    ---       5,845     3.32
March 31, 1999.............         11      1,008      9,767    1,150     15      11,951     6.79
June 30, 1999..............        ---        433        684    1,154    ---       2,271     1.29
September 30, 1999.........        ---         64        441    1,949    ---       2,454     1.39
December 31, 1999..........        ---         78        116    1,958    ---       2,152     1.22
Thereafter.................          3        104      2,363   13,308      5      15,783     8.96
                                ------    -------    -------  -------   ----    --------   ------
  Total....................     $6,563    $65,714    $64,930  $38,666   $273    $176,146   100.00%
                                ------    -------    -------  -------   ----    --------   ------
                                ------    -------    -------  -------   ----    --------   ------
  Percent of total.........       3.73%     37.31%     36.86%   21.95%  0.15%
                                ------    -------    -------  -------   ----
                                ------    -------    -------  -------   ----

      The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1996.

                                                  Maturity
                                   ----------------------------------------
                                                 Over     Over
                                    3 Months    3 to 6   6 to 12    Over
                                     or Less    Months    Months  12 Months    Total
                                     -------    ------    ------  ---------    -----
                                                       (In thousands)
Certificates of deposit less
 than $100,000 . . . . . . . . . .   $35,211    $26,432   $38,291   $61,341   $161,275
Certificates of deposit of
 $100,000 or more(1) . . . . . . .     2,956      1,693     2,222     5,192     12,063
Public funds(2). . . . . . . . . .       833        461       645       869      2,808
                                     -------    -------   -------   -------   --------
Total certificates of
 deposit . . . . . . . . . . . . .   $39,000    $28,586   $41,158   $67,402   $176,146
                                     -------    -------   -------   -------   --------
                                     -------    -------   -------   -------   --------

-------------
(1)  Excluding public funds of $100,000 or more.
(2)  Deposits from governmental and other public entities.


     BORROWINGS. During 1996, the Company continued its program of borrowing money to purchase mortgage-backed securities in order to generate additional net interest income and as a method of increasing the leverage on its capital. A portion of these borrowings was derived from securities sold under agreements to repurchase and the remainder was in advances from the FHLB of Chicago. Additionally, the Company borrowed money from the FHLB of Chicago as part of the management of short term cash requirements. As a member of the FHLB of Chicago, the Company is authorized to apply for advances from the FHLB of Chicago. Each FHLB of Chicago credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Chicago may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. At December 31, 1996, borrowed money totaled $34.5 million, of which $19.8 million was related to securities sold under agreements to repurchase, and $14.7 million was in advances from the FHLB of Chicago. Interest expense on borrowed money totaled $1.7 million during 1996 and $630,000 during 1995 as the result of these borrowings.

SERVICE CORPORATION

     Federal savings associations generally may invest up to 2% of their assets in service corporations, plus an additional 1% of assets if used for community purposes. In addition, federal savings associations may invest up to 50% of their regulatory capital in conforming loans to their service corporations. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings association may engage in directly.

     KFS was organized by the Company to provide appraisal services to the Company and others. In addition, since 1983, KFS has offered, on an agency basis, brokerage services to the Company's customers utilizing the services of INVEST Financial Corporation, a registered broker-dealer. Finally, KFS has also invested in an insurance agency. At December 31, 1996, the Company's equity investment in KFS was approximately $853,000. During the year ended December 31, 1996, KFS recorded net consolidated income of $125,000. During the years ended December 31, 1996 and December 31, 1995, gross revenues related to securities and annuities brokerage, appraisal activities and insurance agency activities totaled approximately $205,000, $201,000 and $47,000, and $124,000, $184,000 and $38,000, respectively.

COMPETITION

     The Company faces competition both in originating loans and in attracting deposits. Competition in originating loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers who also make loans secured by real estate located in the Company's primary market area. The Company competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

     The Company faces substantial competition in attracting deposits from other savings institutions, commercial banks, securities firms, money market and mutual funds, credit unions and other investment vehicles. The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer oriented staff. The Company estimates its market share of savings deposits in the Kankakee and Champaign market areas to be 15.6% and less than 1%, respectively.

     The authority to offer money market deposits, and the expanded lending and other powers authorized for savings institutions by federal legislation, has resulted in increased competition for both deposits and loans between savings institutions and other financial institutions such as commercial banks. Competition may increase further as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

EMPLOYEES

     As of December 31, 1996, the Company had 103 full-time employees and 25 part-time employees. The Company places a high priority on staff development which involves extensive training, including customer service and sales training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Company's employees are represented by any collective bargaining group. The Company offers a variety of employee benefits and management considers its relations with its employees to be excellent.

                         SUPERVISION AND REGULATION

GENERAL

     Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the OTS, the FRB, the FDIC, the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

     Federal and state laws and regulations generally applicable to financial institutions, such as the Company and its subsidiaries, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

     The following references to material statutes and regulations affecting the Company and its subsidiaries are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and its subsidiaries.

RECENT REGULATORY DEVELOPMENTS

     On September 30, 1996, President Clinton signed into law the "Economic Growth and Regulatory Paperwork Reduction Act of 1996" (the "Regulatory Reduction Act"). Subtitle G of the Regulatory Reduction Act consists of the "Deposit Insurance Funds Act of 1996" (the "DIFA"). The DIFA provides for a one-time special assessment on each depository institution holding deposits subject to assessment by the FDIC for the SAIF in an amount which, in the aggregate, will increase the designated reserve ratio of the SAIF (I.E., the ratio of the insurance reserves of the SAIF to total SAIF-insured deposits) to 1.25% on October 1, 1996. Subject to certain exceptions, the special assessment was payable in full on November 27, 1996. As a SAIF-member, the Bank was subject to the special assessment.

     Under the DIFA, the amount of the special assessment payable by an institution was determined on the basis of the amount of SAIF-assessable deposits held by the institution on March

31, 1995, or acquired by the institution after March 31, 1995 from another institution which held the deposits on March 31, 1995, but was no longer in existence on November 27, 1996. The DIFA provides for a 20% discount in calculating the SAIF-assessable deposits of certain "Oakar" banks (I.E., Bank Insurance Fund ("BIF") member banks that hold deposits acquired from a SAIF member that remain SAIF insured) and certain "Sasser" banks (I.E., institutions that converted from thrift to bank charters but remain SAIF members). The DIFA also exempts certain institutions from payment of the special assessment (including institutions that are undercapitalized or that would become undercapitalized as a result of payment of the special assessment), and allows an institution to pay the special assessment in two installments if there is a significant risk that by paying the special assessment in a lump sum, the institution or its holding company would be in default under or in violation of terms or conditions of debt obligations or preferred stock issued by the institution or its holding company and outstanding on September 13, 1995.

     On October 8, 1996, the FDIC adopted a final regulation implementing the SAIF special assessment. In that regulation, the FDIC set the special assessment rate at 0.657% of SAIF-assessable deposits held on March 31, 1995. The amount of the special assessment paid by the Bank was $1.7 million, the full amount of which was recorded as a charge against earnings for the quarter ended September 30, 1996. As discussed below, however, the recapitalization of the SAIF resulting from the special assessment should significantly reduce the Bank's ongoing deposit insurance expense.

     In light of the recapitalization of the SAIF pursuant to the special assessment authorized by the DIFA, the FDIC, on December 11, 1996, took action to reduce regular semi-annual SAIF assessments from the range of 0.23%
- 0.31% of deposits to a range of 0% -0.27% of deposits. The new rates were effective October 1, 1996 for Oakar and Sasser banks, but did not take effect for other SAIF-assessable institutions until January 1, 1997. From October 1, 1996 through December 31, 1996, assessments payable by SAIF-assessable institutions other than Oakar and Sasser banks ranged from 0.18% to 0.27% of deposits, which represents the amount the FDIC calculates as necessary to cover the interest due for that period on outstanding obligations of the Financing Corporation (the "FICO"), discussed below. Because SAIF-assessable institutions were previously assessed at higher rates (I.E., 0.23% - 0.31% of deposits) for the semi-annual period ending December 31, 1996, the FDIC will refund or credit back the amount collected from such institutions for the period from October 1, 1996 through December 31, 1996 which exceeds the amount due for that period under the reduced assessment schedule. As a result of the FDIC's action, the deposit insurance assessments payable by the Bank have been reduced significantly.

     Prior to the enactment of the DIFA, a substantial amount of the SAIF assessment revenue was used to pay the interest due on bonds issued by the FICO, the entity created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation (the "FSLIC"), the SAIF's
predecessor insurance fund.   Pursuant to the DIFA, the interest due on
outstanding FICO bonds will be covered by assessments against both SAIF and BIF member institutions beginning January 1, 1997. Between January 1, 1997 and December 31, 1999, FICO assessments against BIF-member institutions cannot exceed 20% of the FICO assessments charged SAIF-member institutions. From January 1, 2000 until the FICO bonds mature in 2019, FICO assessments will be shared by all FDIC-insured institutions on a PRO RATA basis. It has been estimated that the FICO assessments for the period January 1, 1997 through December 31, 1999 will be approximately 0.013% of deposits for BIF members versus approximately 0.064% of deposits for SAIF members, and will be less than 0.025% of deposits thereafter.

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

     In addition to the DIFA, the Regulatory Reduction Act includes a number of statutory changes designed to eliminate duplicative, redundant or unnecessary regulatory requirements. Among other things, the Regulatory Reduction Act removes the percentage of assets limitations on the aggregate amount of credit card and education loans that may be made by a savings association, such as the Bank; increases from 10% to 20% of total assets the aggregate amount of commercial loans that a savings association may make, provided that any amount in excess of 10% of total assets represents small business loans; allows education, small business and credit card loans to be counted in full in determining a savings association's compliance with the qualified thrift lender ("QTL") test; and provides that a savings association may be deemed to meet the QTL test if it qualifies as a domestic building and loan association under the Internal Revenue Code. The Regulatory Reduction Act also clarifies the liability of a financial institution, when acting as a lender or in a fiduciary capacity, under the federal environmental laws. Although the full impact of the Regulatory Reduction Act on the operations of the Company and the Bank cannot be determined at this time, management believes that the legislation may reduce compliance costs to some extent and allow the Company and the Bank somewhat greater operating flexibility.

     On August 10, 1996, President Clinton signed into law the Small Business Job Protection Act of 1996 (the "Job Protection Act"). Among other things, the Job Protection Act eliminates the percent-of-taxable-income ("PTI") method for computing additions to a savings association's tax bad debt reserves for tax years beginning after December 31, 1995, and requires all savings associations that have used the PTI method to recapture, over a six year period, all or a portion of their tax bad debt reserves added since the last taxable year beginning before January 1, 1988. The Job Protection Act allows a savings association to postpone the recapture of bad debt reserves for up to two years if the institution meets a minimum level of mortgage lending activity during those years. The Bank believes that it will engage in sufficient mortgage lending activity during 1996 and 1997 to be able to postpone any recapture of its bad debt reserves until 1998. As a result of these provisions of the Job Protection Act, the Bank will determine additions to its tax bad debt reserves using the same method as a commercial bank of comparable size, and, if the Bank were to decide to convert to a commercial bank charter, the changes in the tax bad debt recapture rules enacted in the Job Protection Act should make such conversion less costly.

THE COMPANY

     GENERAL. The Company, as the sole stockholder of the Bank, is a savings and loan holding company. As a savings and loan holding company, the Company is registered with, and is subject to regulation by, the OTS under the HOLA. Under the HOLA, the Company is subject to periodic examination by the OTS and is required to file with the OTS periodic reports of its operations and such additional information as the OTS may require.

     INVESTMENTS AND ACTIVITIES. The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries from (i) acquiring control of, or acquiring by merger or purchase of assets, another savings association or savings and loan holding company without the prior written approval of the OTS; (ii) subject to certain exceptions, acquiring more than 5% of the issued and outstanding shares of voting stock of a savings association or savings and loan holding company except as part of an acquisition of control approved by the OTS; or (iii) acquiring or retaining control of a financial institution that does not have SAIF or BIF insurance of accounts.

     A savings and loan holding company may acquire savings associations located in more than one state in both supervisory transactions involving failing savings associations and nonsupervisory acquisitions of healthy institutions, subject to the requirement that in any nonsupervisory transaction, the law of the state in which the savings association to be acquired is located must specifically authorize the proposed acquisition, by language to that effect and not merely by implication. State laws vary in the extent to which interstate acquisitions of savings associations are permitted. Illinois law presently permits savings and loan holding companies located in any state of the United States to acquire savings associations or savings and loan holding companies located in Illinois, subject to certain conditions, including the requirement that the laws of the state in which the acquiror is located permit savings and loan holding companies located in Illinois to acquire savings associations or savings and loan holding companies in the acquiror's state.

     A savings and loan holding company that controls only one savings association subsidiary is generally not subject to any restrictions on the non-banking activities that the holding company may conduct either directly or through a non-banking subsidiary, so long as the holding company's savings association subsidiary constitutes a qualified thrift lender. If, however, the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of a particular activity constitutes a serious risk to the financial safety, soundness or stability of its savings association subsidiary, the OTS may require the holding company to cease engaging in the activity (or divest any subsidiary which engages in the activity) or may impose such restrictions on the holding company and the subsidiary savings association as the OTS deems necessary to address the risk, including imposing limitations on (i) the payment of dividends by the savings association to the holding company, (ii) transactions between the savings association and its affiliates and (iii) any activities of the savings association that might create a serious risk that liabilities of the holding company and its affiliates may be imposed on the savings association.

     Federal legislation also prohibits acquisition of "control" of a savings association or savings and loan holding company, such as the Company, without prior notice to certain federal bank regulators. "Control" is defined in certain cases as acquisition of 10% of the outstanding shares of a savings association or savings and loan holding company.

     DIVIDENDS.   The OTS possesses enforcement powers over savings and loan holding companies to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by savings and loan holding companies. In addition to the restrictions on dividends that may be imposed by the OTS, the Delaware General Corporation Law would allow the Company to pay dividends only out of its surplus, or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

     FEDERAL SECURITIES REGULATION. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

THE BANK

     GENERAL. The Bank is a federally chartered savings association, the deposits of which are insured by the SAIF of the FDIC. As a SAIF-insured, federally chartered savings association, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OTS, as the chartering authority for federal savings associations, and the FDIC as administrator of the SAIF. The Bank is also a member of the FHLB System, which provides a central credit facility primarily for member institutions.

     DEPOSIT INSURANCE. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     During the period January 1, 1996 through September 30, 1996, SAIF assessment rates ranged from 0.23% of deposits to 0.31% of deposits. As a result of the recapitalization of the SAIF on October 1, 1996, SAIF assessment rates were reduced, effective October 1, 1996, to a range of 0.18% of deposits to 0.27% of deposits and were further reduced, effective January 1, 1997, to a range of 0% of deposits to 0.27% of deposits. SEE "--Recent Regulatory Developments."

     The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC.

The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

     FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the FICO, the entity created to finance the recapitalization of the FSLIC, the SAIF's predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and BIF members will be subject to assessments to cover the interest payment on outstanding FICO obligations. Such FICO assessments will be in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. It is estimated that SAIF members will pay FICO assessments equal to 0.064% of deposits while BIF members will pay FICO assessments equal to 0.013% of deposits. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a PRO RATA basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.

     OTS ASSESSMENTS. Federal savings associations are required to pay supervisory fees to the OTS to fund the operations of the OTS. The amount of such supervisory fees is based upon each institution's total assets, including consolidated subsidiaries, as reported to the OTS. During the year ended December 31, 1996 the Bank paid supervisory fees to the OTS totaling $85,000.

     CAPITAL REQUIREMENTS. The OTS has established the following minimum capital standards for savings associations, such as the Bank: a core capital requirement, consisting of a minimum ratio of core capital to total assets of 3%; a tangible capital requirement consisting of a minimum ratio of tangible capital to total assets of 1.5%; and a risk-based capital requirement, consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must consist of core capital. For purposes of these capital standards, core capital consists primarily of permanent stockholders' equity less intangible assets other than certain supervisory goodwill, certain mortgage servicing rights and certain purchased credit card relationships and less investments in subsidiaries engaged in activities not permitted for national banks; tangible capital is substantially the same as core capital except that all intangible assets other than certain mortgage servicing rights must be deducted; and total capital means core capital plus certain debt and equity instruments that do not qualify as core capital and a portion of the Bank's allowances for loan and lease losses.

     The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the OTS provide that additional capital may be required to take adequate account of interest rate risk or the risks posed by concentrations of credit or nontraditional activities.

     During the year ended December 31, 1996, the Bank was not required by the OTS to increase its capital to an amount in excess of the minimum regulatory requirements. As of December 31, 1996 the Bank exceeded its minimum regulatory capital requirements with a core capital ratio of 8.41%, a tangible capital ratio of 8.41% and a risk-based capital ratio of 14.53%.

     Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include:
requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

     DIVIDENDS. OTS regulations impose limitations upon all capital distributions by savings associations, including cash dividends. The rule establishes three tiers of institutions. An institution that exceeds all fully phased-in capital requirements before and after the proposed capital distribution (a "Tier 1 Institution") could, after prior notice to, but without the approval of, the OTS, make capital distributions during a calendar year of up to the higher of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (I.E., the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent preceding four quarter period. Any additional capital distributions would require prior regulatory approval. As of December 31, 1996, the Bank was a Tier 1 Institution.

     The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1996. Further, under applicable regulations of the OTS, the Bank may not pay dividends in an amount which would reduce its capital below the amount required for the liquidation account established in connection with the Bank's conversion from the mutual to the stock form of ownership in 1992. As of December 31, 1996, approximately $8.2 million was available to be paid as dividends to the Company by the Bank.
Notwithstanding the availability of funds for dividends, however, the OTS may prohibit the payment of any dividends if the OTS determines such payment would constitute an unsafe or unsound practice.

     INSIDER TRANSACTIONS. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

     SAFETY AND SOUNDNESS STANDARDS. The OTS has adopted guidelines which establish operational and managerial standards to promote the safety and soundness of savings associations. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the OTS may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the OTS expects to require a compliance plan from an institution whose failure to meet one or more of the guidelines is of such severity that it could threaten the safety and soundness of the institution. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the OTS, would constitute grounds for further enforcement action.

     BRANCHING AUTHORITY. Federally chartered savings associations which qualify as "domestic building and loan associations," as defined in the Internal Revenue Code, or meet the QTL test (SEE "-The Bank -- Qualified Thrift Lender Test") have the authority, subject to receipt of OTS approval, to establish branch offices anywhere in the United States, either DE NOVO or through acquisitions of all or part of another financial institution. If a federal savings association fails to qualify as a "domestic building and loan association," as defined in the Internal Revenue Code, or fails to meet the QTL test the association generally may establish a branch in a state other than the state of its home office only to the extent authorized by the law of the state in which the branch is to be located. As of December 31, 1996, the Bank qualified as a "domestic building and loan association," as defined in the Internal Revenue Code and met the QTL test.

     QUALIFIED THRIFT LENDER TEST. Under the QTL test in effect prior to September 30, 1996, the Bank generally was required to invest at least 65% of its portfolio assets in "qualified thrift investments," as measured on a monthly average basis in nine out of every 12 months. Qualified thrift investments for purposes of the QTL test consist principally of residential mortgage loans, mortgage-backed securities and other housing and consumer-related investments. The term "portfolio assets" is statutorily defined to mean a savings association's total assets less goodwill and other intangible assets, the association's business property and a limited amount of its liquid assets. Under amendments to the HOLA enacted September 30, 1996, the Bank will be deemed to satisfy the QTL test if it either holds qualified thrift investments equaling 65% or more of its portfolio assets or qualifies as a domestic building and loan association under the Internal Revenue Code. The new legislation also expanded somewhat the definition of qualified thrift investments. SEE "--Recent Regulatory Developments." As of December 31, 1996, the Bank satisfied with the QTL test, with a ratio of qualified thrift investments to portfolio assets of 80.0% and qualified as a "domestic building and loan association," as defined in the Internal Revenue Code.

     LIQUIDITY REQUIREMENTS. OTS regulations currently require each savings association to maintain, for each calendar month, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings (I.E., those repayable in 12 months or less) during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to an amount within a range of 4% to 10% of such accounts and borrowings, depending upon economic conditions and the deposit flows of savings associations. OTS regulations also require each savings association to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally liquid assets having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. Penalties may be imposed for failure to meet liquidity ratio requirements. At December 31, 1996, the Bank was in compliance with OTS liquidity requirements, with an overall liquidity ratio of 14.8% and a short-term liquidity ratio of 4.7%.

     FEDERAL RESERVE SYSTEM. FRB regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $49.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $49.3 million, the reserve requirement is $1.479 million plus 10% of the aggregate amount of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the FRB. The Bank is in compliance with the foregoing requirements. The balances used to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.

FEDERAL AND STATE TAXATION

     GENERAL. Prior to 1996, savings associations such as the Bank that met certain definitional tests relating to the composition of assets and income as defined in the Internal Revenue Code of 1986 were allowed to establish reserves for bad debts on "qualifying real property loans" based either upon a percentage of taxable income or the experience method, whichever resulted in a larger deduction. Reserves for bad debts on nonqualifying loans were based solely upon the experience method. The experience method reserve amount is calculated as a function of the actual bad debt experience sustained by the institution over a period of years, whereas the percentage of taxable income method is a strict numeric calculation not dependent on actual loss experience.

     The Small Business Job Protection Act of 1996 became law on August 20, 1996. One of the provisions in the new law repealed the special bad debt reserve methods that had existed for thrifts prior to 1996. The Bank is now required to compute reserves on all loans under the experience method. The new law freezes the reserves for bad debts that existed at end of the last tax year beginning before January 1, 1988 and requires the Bank to recapture into taxable income over a six year period the "applicable excess reserve." For the Bank, the applicable excess reserve is approximately $648,000 which represents the difference between the reserve balance at December 31, 1995, and the balance of the reserve at end of the last tax year beginning before January 1, 1988. One-sixth of the applicable excess reserve of $108,000 has been recaptured into 1996 taxable income. Deferred taxes have previously been established on the applicable excess reserve.

     Retained income of the Bank includes approximately $8,998,000 that represents tax provisions for loan losses that have been deducted in excess of amounts that have been charged against income on the financial statements. No provision for federal income tax has been made against this amount. If, in the future, the Bank ceases to qualify as a "bank" for federal income tax purposes or if these retained earnings are liquidated, federal income taxes may be imposed at the then-applicable rates. If federal income taxes had been provided, the deferred liability would have been approximately $3,059,000.

     In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.
For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million. During the year ended December 31, 1996, the Bank was not required to pay alternative minimum tax.

     The Company, the Bank and its subsidiary file consolidated federal income tax returns on a calendar year basis using the accrual method of accounting.

     The Bank and its consolidated subsidiaries have been audited by the IRS with respect to consolidated federal income tax returns through December 31, 1982. With respect to years examined by the IRS, all deficiencies have been satisfied. In the opinion of management, any examination of still open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Company and its consolidated subsidiaries.

                   EXECUTIVE OFFICERS OF THE COMPANY

     The following information as to the business experience during the past five years is supplied with respect to executive officers of the Company and the Bank who do not serve on the Company's Board of Directors. Each officer is elected annually to serve until his or her successor is elected and qualified, or until he or she is no longer employed by the Company or its subsidiaries or is removed by the Board of Directors. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

     Ronald J. Walters, age 47, is Vice President, Treasurer and Chief Financial Officer of the Company and Senior Vice President, Treasurer and Chief Financial Officer of the Bank, positions he has held since August 1992 and January 1985, respectively. As the Chief Financial Officer of the Bank, Mr. Walters is responsible for the establishment and supervision of the Bank's accounting and data processing activities. Mr. Walters joined the Bank in 1984 as Controller and was promoted to his present position in 1985. Mr. Walters is a certified public accountant.

     David B. Cox, age 58, was elected President of the Bank in 1993, and a Director of the Bank in 1995. Prior to his election as President, Mr. Cox had served as Vice President of Operations for the Bank since 1985. Mr. Cox is responsible for overseeing the day-to-day operation of the Bank. Mr. Cox joined the Bank in 1956 and has held a variety of positions including Assistant Vice President, Branch Manager and Assistant Secretary. Mr. Cox has served as Vice President of the Company since 1992.

     Gerald C. Chantome, age 60, is a Senior Vice President and Chief Lending Officer of the Bank, a position he was appointed to in 1995. Previously he was Vice President of Commercial and Consumer Lending for the Bank, a position he held since 1988. Mr. Chantome is responsible for oversight of the Bank's lending departments. Prior to joining the Bank, from 1981 to 1988, Mr. Chantome served as Senior Vice President and director of City National Bank and Keystone Bancshares located in Kankakee, Illinois. Mr. Chantome was an employee and officer of City National since 1954.

     Lois Swartz, age 54, has been Vice President of Human Resources of the Bank since January 1993. She is responsible for administering the Human Resources Department and the Company's employee benefit plans. She joined the Bank in 1960.

     Monte S. Crowl, age 32, has been Vice President of Marketing of the Bank since January 1993. He is responsible for the Marketing Department. Prior to joining the Bank in 1989, Mr. Crowl was employed by the Central Bank Corporation, Cincinnati, Ohio, as a marketing representative from August 1987 to August 1989.

     Lois Jean Phelps, age 58, was elected Vice President of Operations in 1994. She is responsible for the day-to-day operations of the Bank. Ms. Phelps has served the Bank in various capacities in Ashkum and Kankakee including head teller, branch manager and assistant secretary since 1977. She was named operations manager in 1993.

     Carol Hoekstra, age 41, was elected a Vice President of the Bank in 1995. She is also an Assistant Secretary of the Company, a position she has held since 1992. Previously, she was an Assistant Vice President of the Bank since 1991. She is responsible for overseeing the day-to-day administration of the Bank's consumer lending operation and has recently been given additional responsibilities in lending. Ms. Hoekstra first joined the Bank in 1977. She rejoined the Bank in 1991 as consumer loan manager, following her return to the area from Texas where she worked at a commercial bank in consumer lending.

ITEM 2.  PROPERTIES

OFFICES

     The following table sets forth information concerning the main office and each branch office of the Bank at December 31, 1996. At December 31, 1996, the Company's premises had an aggregate net book value of approximately $2.7 million.

                                                      Lease
                               Year       Owned     Expiration      Net
Location                     Opened(1)  or Leased      Date      Book Value
--------                     ---------  ---------   ----------   ----------
                                                               (In thousands)
MAIN OFFICE
310 S. Schuyler Avenue
Kankakee, Illinois             1958       Owned         N/A          $552

FULL SERVICE BRANCHES
Main Street and U.S. 45
Ashkum, Illinois               1977       Owned         N/A            13

680 S. Main Street
Bourbonnais, Illinois          1974       Owned         N/A           315

1001 S. Neil Street
Champaign, Illinois            1992       Owned         N/A           698

302 W. Mazon Avenue
Dwight, Illinois               1987       Owned         N/A           451

161 S. Main Street
Herscher, Illinois             1987       Owned         N/A            36

323 E. Main Street
Hoopeston, Illinois            1994       Owned         N/A           182

310 Section Line Road
Manteno, Illinois              1975       Owned         N/A           279

200 W. Washington Street
Momence, Illinois              1995       Owned         N/A           168
                                                                   ------
                                                                   $2,694
                                                                   ------
                                                                   ------

(1)  Year opened refers to the year in which the current facility opened.

     The Company believes that its current facilities are adequate to meet present and immediately foreseeable needs.

     The Company maintains depositor and borrower customer files on an in-house system. The net book value of the data processing and computer equipment utilized by the Company at December 31, 1996 was $325,000.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved as plaintiff or defendant in various legal actions arising in the normal course of its business. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Page 49 of the 1996 Annual Report to Stockholders is herein incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     Pages 7 and 8 of the 1996 Annual Report to Stockholders is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Pages 9 through 23 of the 1996 Annual Report to Stockholders are herein incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Pages 24 through 49 of the 1996 Annual Report to Stockholders are herein incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company hereby incorporates by reference the information called for by Item 9 of this Form 10-K from the Form 8-K dated October 20, 1994 filed by the Company with the SEC in connection with the dismissal of Ernst & Young LLP as the Company's independent auditors and the engagement of McGladrey & Pullen, LLP as the Company's independent auditors for the fiscal year ending December 31, 1995 (Exhibit 99.2 to this Form 10-K).

                                  PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997 (the "1997 Proxy Statement"), a copy of which was filed on March 14, 1997.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     Information regarding the business experience during the past five years with respect to the executive officers of the Company contained in Part I of this Form 10-K is incorporated herein by reference.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers and directors and persons who own more than 10% of the Company Common Stock file reports of ownership and changes in ownership with the SEC and with the exchange on which the Company's shares of Common Stock are traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms furnished to the Company and, if appropriate, representations made to the Company by any such reporting person concerning whether a Form 5 was required to be filed for 1996, the Company is not aware that any of its directors and executive officers or 10% stockholders failed to comply with the filing requirements of
Section 16(a) during the period commencing January 1, 1996 through December 31, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation called for by Item 11 of this Form 10-K is incorporated herein by reference from the section in the Company's 1997 Proxy Statement entitled "Executive Compensation." The report of the Company's Compensation Committee is not incorporated into this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management called for by Item 12 of this Form 10-K is incorporated herein by reference from the section in the Company's 1997 Proxy Statement entitled "Voting Securities and Principal Holder Thereof."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions called for by Item 13 of this Form 10-K is incorporated herein by reference from the section in the Company's 1997 Proxy Statement entitled "Certain Relationships and Related Transactions."

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1)  CONSOLIDATED FINANCIAL STATEMENTS:

     The following information appearing in the Registrant's 1996 Annual Report to Stockholders is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

                                                                  PAGES IN
ANNUAL REPORT SECTION                                           ANNUAL REPORT
---------------------                                           -------------

Selected Financial Data.......................................        7-8
Management's Discussion and Analysis of
  Financial Condition and Results of Operations...............       9-23
Report of Independent Auditors................................         24
Consolidated Statements of Financial Condition................      25-26
Consolidated Statements of Operations.........................         27
Consolidated Statements of Changes in Stockholders' Equity....         28
Consolidated Statements of Cash Flows.........................      29-30
Notes to Consolidated Financial Statements....................      31-47
Quarterly Financial Information...............................         47


     With the exception of those sections specifically incorporated by reference, the Registrant's 1996 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-K.

     (a)(2) FINANCIAL STATEMENT SCHEDULES:

     Financial statement schedules have been omitted as the required information is contained in the consolidated financial statements and notes thereto, or because such schedules are not required or applicable.

    (a)(3) EXHIBITS:


  Regulation                                                   Reference to Prior                 Sequential Page Number Where
 S-K Exhibit                                                    Filing or Exhibit               Attached Exhibits Are Located in
    Number                      Document                     Number Attached Hereto                        Form 10-K
 -----------      ----------------------------------------   ----------------------             --------------------------------
      3           Articles of Incorporation                            (1)                                    N/A

      3           Bylaws                                               (1)                                    N/A

      4           Instruments defining the rights of                   (1)                                    N/A
                  security holders, including
                  debentures

      10          Executive Compensation Plans and
                  Arrangements

                  a.     Stock Option Plan                             (2)                                    N/A

                  b.     Management Recognition Plan                   (2)                                    N/A
                         and Trusts

                  c.     Employee Stock Ownership                      (1)                                    N/A
                         Plan
                                                                       (1)                                    N/A
                  d.     Money Purchase Pension Plan
                                                                       (1)                                    N/A
                  e.     401(k) Plan

                  f.     Kankakee Bancorp, Inc. Bank
                         Incentive Plan and Trust                      (3)                                     N/A

      13          Incorporated portions of
                  1996 Annual Report to Stockholders                   N/A                                     53

      22          Subsidiaries of Registrant                           N/A                                     94

     23.1         Consent of Independent Auditor                       N/A                                     95

     23.2         Consent of Independent Auditor                       N/A                                     96

      27          Financial Data Schedule                              N/A                                     97

     99.1         1997 Proxy Statement                                 N/A                                    102

     99.2         Form 8-K dated October 20, 1994                      (4)                                    N/A



--------------

(1) Filed on September 11, 1992, as exhibits to the Registrant's Registration Statement No. 33-51950 on Form S-1. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(2) Filed on March 29, 1993, as exhibits to the Registrant's Annual Report on Form 10-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(3) Filed on March 30, 1994, as an exhibit to the Registrant's Annual Report on Form 10-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(4) Filed on March 31, 1995, as an exhibit to the Registrant's Annual Report on Form 10-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.


      (b)  REPORTS ON FORM 8-K:

    No reports on Form 8-K have been filed during the three-month period ended December 31, 1996.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             KANKAKEE BANCORP, INC.

Date:  March 21, 1997                  By:   /s/ James G. Schneider
      --------------                        -----------------------------------
                                               James G. Schneider
                                               Chief Executive Officer and
                                               Chairman of the Board

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ James G. Schneider      3-21-97   Chief Executive Officer and
-------------------------    --------  Chairman of the Board (Principal
  James G. Schneider          Date     Executive and Operating Officer)

 /s/ Ronald J. Walters       3-21-97   Vice President and Treasurer (Principal
-------------------------    --------  Financial and Accounting Officer)
  Ronald J. Walters          Date

 /s/ William Cheffer         3-21-97   Director
-------------------------    --------
  William Cheffer            Date

 /s/ Charles C. Huber        3-21-97   Director
-------------------------    --------
  Charles C. Huber           Date

 /s/ Wesley E. Walker        3-21-97   Director
-------------------------    --------
  Wesley E. Walker           Date

 /s/ Larry D. Huffman        3-21-97   Director
-------------------------    --------
  Larry D. Huffman           Date

 /s/ Thomas M. Schneider     3-21-97   Director
-------------------------    --------
  Thomas M. Schneider        Date

 /s/ Michael A. Stanfa       3-21-97   Director
-------------------------    --------
  Michael A. Stanfa               Date

    The foregoing constitute all of the Board of Directors of the Company.

                                  INDEX TO EXHIBITS



  Regulation                                                   Reference to Prior                Sequential Page Number Where
 S-K Exhibit                                                    Filing or Exhibit              Attached Exhibits Are Located in
    Number                     Document                      Number Attached Hereto                        Form 10-K
 -----------     ----------------------------------------   ----------------------             --------------------------------
      3          Articles of Incorporation                              (1)                                    N/A

      3          Bylaws                                                 (1)                                    N/A

      4          Instruments defining the rights of                     (1)                                    N/A
                 security holders, including
                 debentures

      10         Executive Compensation Plans and
                 Arrangements

                 a.      Stock Option Plan                              (2)                                    N/A

                 b.      Management Recognition Plan                    (2)                                    N/A
                         and Trusts

                 c.      Employee Stock Ownership Plan                  (1)                                    N/A

                 d.      Money Purchase Pension Plan                    (1)                                    N/A

                 e.      401(k) Plan                                    (1)                                    N/A

                 f.      Kankakee Bancorp, Inc. Bank                    (3)                                    N/A
                         Incentive Plan and Trust


      13         Incorporated portions of
                 1996 Annual Report to Stockholders                     N/A                                    53

      22         Subsidiaries of Registrant                             N/A                                    94

     23.1        Consent of Independent Auditor                         N/A                                    95

     23.2        Consent of Independent Auditor                         N/A                                    96

     27          Financial Data Schedule                                N/A                                    97

     99.1        1997 Proxy Statement                                   N/A                                    102

     99.2        Form 8-K dated October 20, 1994                        (4)                                    N/A

--------------------


(1) Filed on September 11, 1992, as exhibits to the Registrant's Registration Statement No. 33-51950 on Form S-1. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(2) Filed on March 29, 1993, as exhibits to the Registrant's Annual Report on Form 10-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(3) Filed on March 30, 1994, as an exhibit to the Registrant's Annual Report on Form 10-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(4) Filed on March 31, 1995, as an exhibit to the Registrant's Annual Report on Form 10-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.