Form 10-Q
period 1997-03-31
KANKAKEE BANCORP INC
filed 1997-05-09
CIK 891523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549
                              _____________________

                                    FORM 10-Q

(MARK ONE)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1997.

                                       or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From __________ to __________.

Commission File Number  0-20804

                             KANKAKEE BANCORP, INC.
        ----------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

DELAWARE                           36-3846489
------------------------------     ------------------------------
(State or Other Jurisdiction       (I.R.S. Employer Identification Number)
of Incorporation or Organization)

310 SOUTH SCHUYLER AVENUE, KANKAKEE, ILLINOIS            60901
--------------------------------------------------------------------------------
      (Address of Principal Executive Offices)         (Zip Code)

                                 (815) 937-4440
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

As of May 9, 1997, there were 1,420,168 issued and outstanding shares of the Issuer's Common Stock (exclusive of 329,832 shares of the Issuer's Common Stock held as treasury stock).

                             KANKAKEE BANCORP, INC.

                                      INDEX

                                                                           Page
                                                                          Number

Part I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Financial
                    Statements (Unaudited)

                    Statements of Financial Condition,
                    March 31, 1997 and December 31, 1996                  1 - 2

                    Statements of Income, Three Months
                    Ended March 31, 1997 and 1996                             3

                    Statements of Cash Flows, Three Months
                    Ended March 31, 1997 and 1996                         4 - 5

                    Notes to Financial Statements                             6

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                        7 - 14

Part II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                        15

          Item 2.   Changes in Securities                                    15

          Item 3.   Defaults Upon Senior Securities                          15

          Item 4.   Submission of Matters to a Vote of Security Holders      15

          Item 5.   Other Information                                        15

          Item 6.   Exhibits and Reports on Form 8-K                         15

          SIGNATURES                                                         16

           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                    March 31,     December 31,
                                                                      1997            1996
                                                                  -------------   -------------
Assets
  Cash and due from banks                                           $  8,660,427   $  4,291,857
  Federal funds sold                                                   2,765,000      7,985,000
  Money market funds                                                   5,490,117      4,883,256
                                                                    ------------   ------------
  Cash and cash equivalents                                           16,915,544     17,160,113
                                                                    ------------   ------------
  Certificates of deposit                                                150,000         50,000
  Securities:
  Investment securities:
    Available-for-sale, at fair value                                 49,643,571     51,345,158
    Held-to-maturity, at cost (fair value:  March 31, 1997 -
      $72,223; December 31, 1996 - $72,223)                               72,223         72,223
                                                                    ------------   ------------
        Total investment securities                                   49,715,794     51,417,381
                                                                    ------------   ------------
  Mortgage-backed securities:
    Available-for-sale, at fair value                                 33,195,353     34,467,377
    Held-to-maturity, at cost (fair value: March 31, 1997 -
      $241,658; December 31, 1996 - $255,058)                            238,495        246,303
                                                                    ------------   ------------
        Total mortgage-backed securities                              33,433,848     34,713,680
                                                                    ------------   ------------
  Non-marketable equity securities                                       501,100        501,100
  Loans                                                              230,866,864    235,682,573
  Less: Allowance for losses on loans                                  2,340,898      2,359,889
                                                                    ------------   ------------
  Net loans                                                          228,525,966    233,322,684
                                                                    ------------   ------------
  Loans held for sale                                                    637,014        639,861
  Real estate held for sale                                              280,671        215,027
  Federal Home Loan Bank stock, at cost                                1,956,000      1,956,000
  Office properties and equipment                                      4,871,519      4,721,060
  Accrued interest receivable                                          2,260,803      2,638,066
  Prepaid expenses and other assets                                      795,291        914,693
  Intangible assets                                                    2,335,502      2,393,422
                                                                    ------------   ------------
Total assets                                                        $342,379,052   $350,643,087
                                                                    ------------   ------------
                                                                    ------------   ------------


                                                                     (Continued)

                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                      March 31,    December 31,
                                                                        1997           1996
                                                                    -------------  -------------
Liabilities and stockholders' equity
  Liabilities
    Deposits:
      Noninterest bearing                                           $  8,359,278   $  7,643,667
      Interest bearing                                               269,922,494    269,704,540
    Short term borrowings                                             16,530,000     26,820,000
    Other borrowings                                                   7,725,000      7,725,000
    Advance payments by borrowers for taxes and insurance              2,545,911      1,436,595
    Other liabilities                                                    742,837        819,064
                                                                    ------------   ------------
  Total liabilities                                                  305,825,520    314,148,866
                                                                    ------------   ------------
  Stockholders' equity
    Preferred stock, $.01 par value; authorized, 500,000
      shares; none outstanding                                                 -              -
    Common stock, $.01 par value; authorized, 3,500,000
      shares; issued 1,750,000                                            17,500         17,500
    Additional paid-in capital                                        16,141,496     16,181,726
    Retained income, substantially restricted                         27,819,341     27,219,741
    Less: Cost of treasury stock (329,832 shares at March 31,
      1997; 335,082 shares at December 31, 1996)                      (5,784,434)    (5,876,509)
    Unrealized losses on securities available-for-
      sale, net of related income taxes                               (1,012,221)      (409,353)
                                                                    ------------   ------------
    Total stockholders' equity before Employee Stock
      Ownership Plan loan and Bank Incentive Plans and Trusts         37,181,682    337,133,105
                                                                    ------------   ------------
      Employee Stock Ownership Plan loan                                (604,844)      (604,844)
      Bank Incentive Plan and Trusts                                     (23,306)       (34,040)
                                                                    ------------   ------------
      Total stockholders' equity                                      36,553,532     36,494,221
                                                                    ------------   ------------
Total liabilities and stockholders' equity                          $342,379,052   $350,643,087
                                                                    ------------   ------------
                                                                    ------------   ------------

See notes to consolidated financial statements (unaudited)

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                         1997           1996
                                                                     ------------  --------------
Interest income
  Loans                                                               $4,679,333     $4,685,358
  Mortgage-backed securities                                             581,280        572,664
  Investment securities                                                1,026,854      1,142,099
                                                                      ----------     ----------
    Total interest income                                              6,287,467      6,400,121
                                                                      ----------     ----------
Interest expense:
  Deposits                                                             3,107,247      3,393,072
  Borrowed funds                                                         459,773        435,058
                                                                      ----------     ----------
    Total interest expense                                             3,567,020     3,828,130
                                                                      ----------     ----------
  Net interest income                                                  2,720,447      2,571,991

Provision for losses on loans                                             (3,550)         9,447
                                                                      ----------     ----------
  Net interest income after provision for losses on loans              2,723,997      2,562,544

Other income:
  Net loss on sale of securities available-for-sale                            -        (19,434)
  Net gain on sales of real estate held for sale                           2,866         17,718
  Net gain on sales of loans held for sale                                 5,931         10,336
  Fee income                                                             248,961        171,722
  Insurance commissions                                                   24,953         20,097
  Other                                                                   93,052         63,756
                                                                      ----------     ----------
    Total other income                                                   375,763        264,195
                                                                      ----------     ----------

Other expenses
  Compensation and benefits                                            1,128,093      1,182,040
  Occupancy                                                              177,246        182,345
  Furniture and equipment                                                114,379         63,938
  Federal insurance premiums                                              32,510        156,393
  Advertising                                                             33,040         15,128
  Data processing services                                                76,110        104,556
  Telephone and postage                                                   59,990         85,790
  Amortization of intangible assets                                       57,921         57,921
  Other general and administrative                                       334,741        459,964
                                                                      ----------     ----------
    Total other expenses                                               2,014,030      2,308,075
                                                                      ----------     ----------
Income before income taxes                                             1,085,730        518,664
Income taxes                                                             315,710        122,091
                                                                      ----------     ----------
  Net income                                                          $  770,020     $  396,573
                                                                      ----------     ----------
                                                                      ----------     ----------

  Earnings per share                                                  $     0.51     $     0.26
                                                                      ----------     ----------
                                                                      ----------     ----------

See notes to consolidated financial statements (unaudited)

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                     Three Months Ended March 31,
                                                                    ------------------------------
                                                                         1997           1996
                                                                    -------------- --------------
Cash flows from operating activities
  Net income                                                        $    770,020   $    396,573
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for losses on loans                                         (3,550)         9,447
    Depreciation and amortization                                        183,413        145,934
    Amortization of investment premiums and discounts-net                 29,935         99,679
    Accretion of loan fees and discounts                                 (15,614)       (13,906)
    Deferred income tax provision (benefit)                              (32,366)      (433,791)
    Originations of loans held for sale                                 (766,396)    (1,575,676)
    Proceeds from sales of loans                                         775,175        940,192
    Decrease in interest receivable                                      377,263         11,190
    Increase (decrease) in interest payable on deposits                   (8,149)        10,446
    Proceeds from sales of trading securities                                -       17,922,500
    Purchase of trading securities                                           -       18,135,469)
    Net gain on sales of loans                                            (5,932)       (10,336)
    Net loss on sales of securities available-for-sale                       -           19,434
    Net gain on sales of real estate held for sale                        (2,866)       (17,718)
    Other, net                                                           397,209        354,423
                                                                    ------------   ------------
  Net cash from operating activities                                   1,698,142       (277,078)
                                                                    ------------   ------------

Cash flows from investing activities
Investment securities:
  Available-for-sale:
    Purchases                                                         (1,085,468)   (16,973,668)
    Proceeds from sales                                                    -          4,189,375
    Proceeds from calls and maturities                                 2,000,000      4,500,000
Mortgage-backed securities:
  Available-for-sale:
    Purchases                                                              -         (2,967,588)
    Proceeds from maturities and paydowns                              1,115,988      3,185,991
  Held-to-maturity:
    Proceeds from maturities and paydowns                                  7,808         28,721
  Purchases of certificates of deposit                                  (305,500)      (450,000)
  Proceeds from maturities of certificates of deposit                    205,500        487,500
  Proceeds from sales of real estate                                      18,993        787,324
  Net loan fees deferred                                                 (28,941)        38,280
  Loans originated                                                   (14,012,468)   (13,902,937)
  Loans purchased                                                       (675,000)      (200,000)
  Principal collected on loans                                        19,449,874     13,819,562
  Purchases of office properties and equipment-net                      (275,952)       (37,192)
  Payment of acquisition costs                                             -            (22,868)
                                                                    ------------   ------------
Net cash from investing activities                                     6,414,834     (7,517,500)
                                                                    ------------   ------------

                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                         1997           1996
                                                                     ------------   -------------
Cash flows from Financing Activities

  Net increase in non-certificate of deposit accounts                  1,949,462      3,100,695
  Net increase (decrease) in certificate of deposit accounts          (1,007,748)     4,888,705
  Increase in advance payments by borrowers for
    taxes and insurance                                                1,109,316      1,118,727
  Proceeds from short-term borrowings                                 34,580,000      1,900,000
  Repayments of short-term borrowings                                (44,870,000)    (2,660,000)
  Proceeds from other borrowings                                           -            650,000
  Proceeds from exercise of stock options                                 51,845          6,912
  Dividends paid                                                        (170,420)      (145,342)
  Purchase of treasury stock                                               -           (295,609)
                                                                    ------------    -----------
Net cash from financing activities                                    (8,357,545)     8,564,088
Increase (decrease) in cash and cash equivalents                        (244,569)       769,510
Cash and cash equivalents:
  Beginning of year                                                   17,160,113     25,694,509
                                                                    ------------    -----------
  End of year                                                       $ 16,915,544    $26,464,019
                                                                    ------------    -----------
                                                                    ------------    -----------

Supplemental Disclosures of cash flow information--Cash
    paid during the year for:
  Interest on deposits                                              $  3,099,100    $ 3,382,600
                                                                    ------------    -----------
                                                                    ------------    -----------
  Interest on borrowed funds                                        $    551,000    $   262,800
                                                                    ------------    -----------
                                                                    ------------    -----------


Supplemental disclosures of noncash investing activities:
  Real estate acquired through foreclosure                          $     82,417    $    98,958
                                                                    ------------    -----------
                                                                    ------------    -----------



See notes to consolidated financial statements (unaudited).

                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 1997

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The statement of condition at December 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report for Kankakee Bancorp, Inc. (the "Company") on Form 10-K for the year ended December 31, 1996.

Note 2 - Earnings Per Share

     Earnings per share of common stock have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume exercise of stock options and the calculation assumes purchase of treasury stock with the option proceeds at the average market price for the period (when dilutive). The Company has an incentive stock option plan for the benefit of directors, officers and employees. Earnings per share have been determined considering the stock options granted, net of stock options which have been exercised.

Note 3 - Accounting for Certain Investments in Debt and Equity Securities

     At March 31, 1997, in accordance with the requirements of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities", stockholders' equity has been reduced by $1,012,221. This represents the amount by which the book value of the available-for-sale securities and the available-for-sale mortgage-backed securities exceeded the market value, net of an income tax benefit of $524,639. An increase in market interest rates during the three months ended March 31, 1997 resulted in a $602,868 decrease in the market value, net of income tax effect, of the available-for-sale securities and the available-for-sale mort-gage-backed securities during the period. At the end of 1996, the book value of the available-for-sale securities portfolio exceeded the market value by $409,353, net of income tax benefit.

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


FINANCIAL CONDITION

     Total assets of the Company decreased by $8.3 million, or 2.4%, to $342.4 million at March 31, 1997 from $350.6 million at December 31, 1996.

     Cash and cash equivalents decreased by $245,000, or 1.4%, from $17.2 million at December 31, 1996 to $16.9 million at March 31, 1997. The decrease was primarily attributable to a decrease in borrowings, which was partially offset by an increase in deposits, and decreases in investment securities available-for-sale, mortgage-backed securities available-for-sale and loans.

     During the three-month period ended March 31, 1997, net loans decreased by $4.8 million (2.1%) from $233.3 million to $228.5 million. This was primarily the result of loan principal repayments totaling $19.5 million, offset by the origination (or purchase) of $6.8 million of real estate loans and the origina-tion (or purchase) of $7.9 million of consumer and commercial business loans.

     Securities available-for-sale decreased by $1.7 million to $49.6 million at March 31, 1997 from $51.3 million at December 31, 1996 as the result of the maturity of $2.0 million of such securities, and by the net change in market value adjustment, which were partially offset by the purchase of $1.1 million of such securities.

     Mortgage-backed securities available-for-sale decreased by $1.3 million, or 3.3%, to $33.2 million at March 31, 1997 from $34.5 million at December 31, 1996. The decrease resulted from maturities of $1.1 million of such securities, and by the change in market value adjustment.

     Deposits increased by $934,000, or 0.3% to $278.3 million at March 31, 1997 from $277.3 million at December 31, 1996. The increase in deposits was the result of a $1.9 million increase in savings, NOW and money market accounts which was partially offset by a $1.0 million decrease in certificates of deposit.

     Total borrowings, which decreased by $10.3 million, or 29.8%, to $24.2 million at March 31, 1997 from $34.5 million at December 31, 1996, consisted of $13.7 million in advances from the Federal Home Loan Bank of Chicago ("the FHLB") and $10.5 million in funds borrowed using mortgage-backed securities available-for-sale as collateral.


ASSET/LIABILITY MANAGEMENT

     Management attempts to control fluctuations in net interest income which result from an imbalance in the amounts of assets and liabilities that reprice during a period of time. The Company attempts to mitigate its interest rate exposure, to the extent consistent with the maintenance of an adequate interest rate spread, by retaining adjustable rate loans and selling, in the secondary market (with servicing typically retained), the majority of 30-year fixed-rate mortgage loans which it originates. In addition, the Company has continued to build its portfolio of adjustable rate commercial real estate loans. The Company has also increased its origination of installment and home equity consumer loans having adjustable or floating interest rates and/or relatively short terms to maturity in an effort to control interest rate risk.


NON-PERFORMING ASSETS AND ALLOWANCE FOR LOSSES ON LOANS

     The Company's non-performing assets decreased to $3.6 million at March 31, 1997 as compared to $4.1 million at December 31, 1996. Non-performing assets represented 1.06% and 1.16% of total assets at March 31, 1997 and December 31, 1996, respectively. During the three-month period ending March 31, 1997, non-performing one-to-four family loans and commercial real estate loans decreased by $260,000 and $432,000, respectively. These decreases were partially offset by increases of $75,000, $71,000, $14,000 and $81,000 in construction and development loans, consumer loans, commercial business loans and foreclosed assets, respectively. The ratio of the allowance for losses on loans to non-performing loans was 69.8% as of March 31, 1997 as compared to 60.9% as of December 31, 1996. The increase in this ratio, which excludes foreclosed assets, was primarily the result of the decrease of $521,000 in non-performing loans.

     The Company classified $1.3 million of its assets as Special Mention, $4.9 million as Substandard and $248,000 as Loss as of March 31, 1997. No assets were classified as Doubtful at March 31, 1997. This represents a decrease of $981,000 in the Special Mention category and a net increase of $871,000 in the other categories from the December 31, 1996 totals for classified assets. The ratio of classified assets to total assets (including items classified as Special Mention) was 1.89% as of March 31, 1997 as compared to 1.88% as of December 31, 1996. The ratio of the allowance for losses on loans to classified assets increased to 36.1% as of March 31, 1997 as compared to 35.8% as of December 31, 1996.

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


RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     During the three-month period ended March 31, 1997, the Company recorded net income of $770,000, or $.51 per share, compared to net income of $397,000, or $.26 per share, for the same period in 1996. The difference of $373,000 represents a 94.2% increase in net income for the 1997 period. The increase in net income resulted from a $148,000 increase in net interest income, a $112,000 increase in other income and a $294,000 decrease in general and administrative expense, which were partially offset by a $194,000 increase in federal income tax expense.

     Net interest income increased $148,000, or 5.8%, during the three-month period ended March 31, 1997 compared to the three-month period ended March 31, 1996.

     The table presented on page 14 ("Table I"), sets forth an analysis of the Company's net interest income for the three-month periods ended March 31, 1997 and 1996.

     As Table I indicates, interest income decreased $113,000, or 1.8%, to $6.3 million for the three-month period ended March 31, 1997 from $6.4 million for the same period in 1996. The decrease in interest income was the result of a decrease in the average balance of interest-earning assets to $334.7 million during the 1997 period from $343.1 million during the 1996 period, which was partially offset by an increase in the yield earned on interest-earning assets to 7.62% during the 1997 period from 7.50% during the 1996 period. The increase in yield was primarily due to higher returns on loans, mortgage-backed securi-ties and investment securities.

     Interest expense decreased $261,000, or 6.8%, to $3.6 million for the three-month period ended March 31, 1997 from $3.8 million for the same period in 1996. The decrease in interest expense was the result of a decrease in the average yield on interest-bearing liabilities and a decrease in the average outstanding balance of interest-bearing liabilities to 4.70% and $318.0 million, respectively, during the 1997 period from 4.82% and $319.1 million, respectively, during the 1996 period. The decrease in the average yield on interest-bearing liabilities was primarily attributable to a decrease in the average yield on certificates of deposit which resulted from the maturity of higher yielding balances which were either renewed at lower rates or withdrawn. Average outstanding borrowings during the 1997 period were 10.1% of interest-bearing liabilities as compared to 9.3% during the 1996 period.

     The provision for losses on loans was a negative $4,000 for the three-month period ended March 31, 1997, compared to $9,000 for the three-month period ended March 31, 1996. The negative provision for the 1997 period was the result of minimal charge-offs during the period and a reduction in total loans.

     Other income for the three-month period ended March 31, 1997 increased $112,000, or 42.2%, to $376,000 compared to $264,000 for the same period in 1996. The increase was attributable to increases of $19,000 in net gain on sale of investment and mortgage-backed securities, $77,000 in fee income, $5,000 in insurance commissions and $10,000 in other categories. The increase in fee income was due to the Company reevaluating and improving the methods used to assess fees.

     Other expenses for the three-month period ended March 31, 1997 decreased by $294,000, or 12.7%, to $2.0 million from $2.3 million during the 1996 period. The decrease was attributable to decreases in federal insurance premiums, data processing services, telephone and postage, compensation and benefits and other general and administrative expenses of $124,000, $28,000, $26,000, $54,000 and $125,000, respectively. These decreases were partially offset by increases of $50,000 and $18,000 in furniture and equipment expenses and advertising, respectively. The decrease in federal insurance premiums was due to the lower premium rate effective in the first quarter of 1997 which resulted from the third quarter 1996 recapitalization of the Savings Association Insurance Fund. The other decreases were primarily the result of recommendations derived from an operational review and restructuring of certain departments, which were imple-mented during 1996. The increase in furniture and equipment expense was primarily the result of depreciation on personal computers and related equipment reflected in the 1997 period which was not initiated until the second quarter of 1996.


LIQUIDITY AND CAPITAL RESOURCES

     The Bank maintains a certain level of cash and other liquid assets to fund normal volumes of loan commitments, deposit withdrawals and other obligations. The Office of Thrift Supervision ("the OTS") requires thrifts to maintain a minimum liquidity ratio (cash and cash equivalent investments to net withdraw-able deposits and borrowings due within one year) of 5%. At March 31, 1997, the Bank's liquidity ratio was 15.4%, which was in excess of the minimum regulatory requirement.

     The Bank's primary sources of funds are deposits and proceeds from payments of principal and interest on loans and the sale or maturity of investment securities and mortgage-backed securities. Management considers current liquidi-ty and additional sources of funds adequate to meet outstanding liquidity needs.

     Federally insured savings banks, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established the following capital requirements: a risk-based capital ratio, a core capital ratio and a tangible capital ratio. The capital regulations of the OTS exclude the effect of SFAS 115 for the purpose of calculating regulatory capital.

     The capital regulations currently require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income and certain non-cumulative perpetual preferred stock and related income less intangible assets (other than specified amounts of purchased mortgage servicing rights) and certain non-includable investments in subsidiaries. The capital regulations also currently require core capital equal to at least 3.0% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus specified amounts of certain intangible assets. The OTS risk-based require-ment currently requires associations to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital plus supplementary capital, which consists of, among other things, maturing capital instruments, such as subordinated debt and mandatorily redeemable preferred stock, and a portion of the Bank's general allowance for losses on loans. As of March 31, 1997, the Bank exceeded all current minimum regulatory capital standards.

     At March 31, 1997, the Bank's tangible capital was $29.1 million, or 8.2%, of adjusted total assets, which exceeded the 1.5% requirement by $24.1 million. In addition, at March 31, 1997, the Bank had core capital of $29.1 million, or 8.2%, of adjusted total assets, which exceeded the 3.0% requirement by $19.0 million. The Bank had risk-based capital of $31.2 million at March 31, 1997, or 16.3%, of risk-adjusted assets, which exceeded the minimum risk-based capital requirement by $15.9 million.


STOCK REPURCHASE

     On January 29, 1997, the Company announced that its Board of Directors had authorized the repurchase during 1997 of up to 142,000 shares of its common stock. Since the current program was announced, no shares of common stock have been repurchased. Through March 31, 1997, a total of 354,357 shares of common stock of the Company had been purchased under the previously completed repur-chase programs at a total cost of $6.2 million. As of March 31, 1997, the Company held 329,832 shares of its common stock as treasury stock.


EXERCISE OF STOCK OPTIONS

     During the first quarter of 1997, stock options for 5,250 shares of common stock were exercised. Between March 31, 1997 and May 9, 1997, no notice was received from holders of options of their intent to exercise options.


DIVIDENDS

     During January, 1995, the Company began a regular quarterly dividend program and declared the first cash dividend since becoming a public company. During 1995 and 1996, cash dividends of $.10 per share were paid each quarter. During the first quarter of 1997, the dividend rate was increased by 20% to $.12 per share. On April 8, 1997, a cash dividend of $.12 per share was declared payable on May 30, 1997 to stockholders of record as of May 14, 1997. Future dividends will depend primarily upon earnings, financial condition and need for funds, as well as restrictions imposed by regulatory authorities regarding dividend payments and capital requirements.


RECENT REGULATORY DEVELOPMENTS

     Legislation has been introduced in the Congress that would eliminate the federal thrift charter by requiring each federal thrift to convert to a national bank or to a state bank or state thrift. One of the pending bills would require the conversion to occur by January 1, 1998, while the other would require conversion by June 30, 1998. Under the proposed legislation, state thrift institutions would be regulated for purposes of federal law as state banks. The bills would allow a converting federal thrift to retain nonconforming invest-ments and activities for a period of two years following conversion (subject to extension by the converted bank's primary federal regulator for up to two additional one-year periods). The pending legislation would allow savings and loan holding companies that become bank holding companies as a result of a charter conversion pursuant to the legislation to continue to engage in any activity in which they are currently allowed to engage, provided that they remain "qualified bank holding companies." In order to be deemed a qualified bank holding company, each depository institution subsidiary of the holding company that was previously a thrift institution must continue to satisfy the qualified thrift lender test and comply with all other investment limitations to which the institution was subject as a thrift institution. Further, the proposed legislation imposes certain restrictions on the ability of a qualified bank holding company to acquire other depository institutions or to be acquired. If a savings and loan holding company failed to remain a qualified bank holding company, the company would become subject to all of the nonbanking activities restrictions generally applicable to bank holding companies.

     The Congress is also considering legislation that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. While the scope of permissible nonbanking activities and the conditions under which the new powers could be exercised varies among the bills, the expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. The bills also impose various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their nonbank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new nonbanking activities permitted to such affiliates.

     At this time, the Company is unable to predict whether any of the pending bills will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and the Bank.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identi-fiable by use of the words "believe," "expect," "intend," "anticipate," "esti-mate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legisla-tive/regulatory changes, monetary and fiscal policies of the U. S. Government, including policies of the U. S. Treasury and the Federal Reserve Board, the quality of composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and account principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

                                     TABLE I
                    NET INTEREST INCOME ANALYSIS (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                           Three Months Ended March 31,
                                  ------------------------------------------------------------------------------
                                                   1997                                      1996
                                  ----------------------------------        ------------------------------------
                                    Average                                   Average
                                  Outstanding    Interest     Yield/        Outstanding    Interest      Yield/
                                    Balance     Earned/Paid    Rate           Balance     Earned/Paid     Rate
                                  ----------------------------------        ------------------------------------
                                                              (Dollars in Thousands)
Interest-earning assets:
  Loans (1)                        $231,810      $4,679       8.19%          $230,531      $4,685         8.17%
  Mortgage-backed securities         34,088         581       6.91%            35,486         573         6.49%
  Investments securities (2)         50,534         847       6.80%            51,416         808         6.32%
  Other interest-earning assets      16,324         147       3.65%            24,065         301         5.03%
  FHLB stock                          1,956          33       6.84%             1,649          33         8.05%
                                   --------      ------                      --------      ------

Total interest-earning assets       334,712       6,287       7.62%           343,147       6,400         7.50%
                                   --------      ------                      --------      ------

Other assets                         12,687                                    15,698
                                   --------                                  --------
Total assets                       $347,399                                  $358,845
                                   --------                                  --------
                                   --------                                  --------

Interest-bearing liabilities:
  Time deposits                    $174,890       2,404       5.57%          $183,743       2,646         5.79%
  Savings deposits                   52,294         349       2.71%            54,085         358         2.66%
  Demand and NOW deposits            49,706         354       2.89%            51,708         389         3.03%
  Borrowings                         31,115         460       6.00%            29,563         435         5.92%
                                   --------      ------                      --------      ------

Total interest-bearing liabilities  308,005       3,567       4.70%           319,099       3,828         4.82%
                                   --------      ------                      --------      ------

Other liabilities                     2,799                                     3,534
                                   --------                                  --------

Total liabilities                   310,804                                   322,633
                                   --------                                  --------

Stockholders' equity                 36,595                                    36,212
                                   --------                                  --------

Total liabilities and
  stockholders' equity             $347,399                                  $358,845
                                   --------                                  --------
                                   --------                                  --------

Net interest income                             $ 2,720                                   $ 2,572
                                                -------                                   -------
                                                -------                                   -------
Net interest rate spread                                      2.92%                                       2.68%
                                                              -----                                       -----
                                                              -----                                       -----
Net earning assets                 $ 26,707                                  $ 24,048
                                   --------                                  --------
                                   --------                                  --------

Net yield on average interest-
 earning assets (net interest
 margin)                                                      3.30%                                       3.01%
                                                              -----                                       -----
                                                              -----                                       -----

Average interest-earning assets to
 average interest-bearing liabilities           108.67%                                   107.54%
                                                -------                                   -------
                                                -------                                   -------

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

                             KANKAKEE BANCORP, INC.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                                        KANKAKEE BANCORP, INC.
                                        Registrant



Date:       May 9, 1997                 /s/ JAMES G. SCHNEIDER
      ------------------------          ------------------------------------
                                        Chairman, President and Chief Executive
                                        Officer (Principal Executive
                                        and Operating Officer)


Date:       May 9, 1997                 /s/ RONALD J. WALTERS
      ------------------------          ------------------------------------
                                        Vice President and Treasurer
                                        (Principal Financial
                                        and Accounting Officer)