Form 10-Q
period 1997-06-30
KANKAKEE BANCORP INC
filed 1997-08-11
CIK 891523

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C 20549
                                _____________________

                                      FORM 10-Q

(MARK ONE)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1997.

                                          or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From __________ to __________.

Commission File Number  0-20804

                                KANKAKEE BANCORP, INC.
           ________________________________________________________________
                (Exact Name of Registrant as Specified in its Charter)

DELAWARE                                                 36-3846489
_____________________________________________    ____________________________
(State or Other Jurisdiction of Incorporation          (I.R.S. Employer
 or Organization)                                    Identification Number)

310 SOUTH SCHUYLER AVENUE, KANKAKEE, ILLINOIS             60901
_____________________________________________________________________________
    (Address of Principal Executive Offices)             (Zip Code)

                                    (815) 937-4440
_____________________________________________________________________________
               (Registrant's telephone number, including area code)


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X     No
                                   ________    _______

As of August 11, 1997, there were 1,425,168 issued and outstanding shares of the Issuer's Common Stock (exclusive of 324,832 shares of the Issuer's Common Stock held as treasury stock).

                                KANKAKEE BANCORP, INC.

                                        INDEX

                                                                     Page
                                                                    Number

Part I.  FINANCIAL INFORMATION

         Item 1. Consolidated Financial
                 Statements (Unaudited)

                 Statements of Financial Condition,
                 June 30, 1997 and December 31, 1996                 1 - 2

                 Statements of Income, Three Months
                 Ended June 30, 1997 and 1996                          3

                 Statements of Income, Six Months
                 Ended June 30, 1997 and 1996                          4

                 Statements of Cash Flows, Six Months
                 Ended June 30, 1997 and 1996                        5 - 6

                 Notes to Financial Statements                         7

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                       8 - 17

Part II. OTHER INFORMATION

         Item 1. Legal Proceedings                                     18

         Item 2. Changes in Securities                                 18

         Item 3. Defaults Upon Senior Securities                       18

         Item 4. Submission of Matters to a Vote of Security Holders   18

         Item 5. Other Information                                     18

         Item 6. Exhibits and Reports on Form 8-K                      18

         SIGNATURES                                                    19

            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                               June 30,        December 31,
                                                 1997              1996
                                           -------------      -------------
Assets
  Cash and due from banks                  $   6,232,256      $   4,291,857
  Federal funds sold                           1,650,000          7,985,000
  Money market funds                           5,814,290          4,883,256
                                           -------------      -------------
  Cash and cash equivalents                   13,696,546         17,160,113
                                           -------------      -------------
  Certificates of deposit                        250,000             50,000
                                           -------------      -------------
  Securities:
  Investment securities:
    Available-for-sale, at fair value         48,215,325         51,345,158
    Held-to-maturity, at cost
      (fair value: June 30, 1997 -
       $69,752; December 31, 1996 - $72,223)      69,752             72,223
                                           -------------      -------------
       Total investment securities            48,285,077         51,417,381
                                           -------------      -------------
Mortgage-backed securities:
    Available-for-sale, at fair value         32,441,595         34,467,377
    Held-to-maturity, at cost
    (fair value: June 30, 1997 -
    $224,718; December 31, 1996 - $255,058)      220,795            246,303
                                           -------------      -------------
      Total mortgage-backed securities        32,662,390         34,713,680
                                           -------------      -------------
  Non-marketable equity securities               501,100            501,100
                                           -------------      -------------
  Loans                                      233,935,162        235,682,573
  Less: Allowance for losses on loans          2,157,972          2,359,889
                                           -------------      -------------
  Net loans                                  231,777,190        233,322,684
                                           -------------      -------------
  Loans held for sale                            636,052            639,861
  Real estate held for sale                    1,450,135            215,027
  Federal Home Loan Bank stock, at cost        1,856,000          1,956,000
  Office properties and equipment              4,925,669          4,721,060
  Accrued interest receivable                  2,533,735          2,638,066
  Prepaid expenses and other assets              826,908            914,693
  Intangible assets                            2,277,581          2,393,422
                                           -------------      -------------
Total assets                                $341,678,383       $350,643,087
                                           =============      =============

                                                                  (Continued)
                                       1

                        KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                               June 30,          December 31,
                                                 1997                1996
                                             -----------         --------------
Liabilities and stockholders' equity
  Liabilities:
    Deposits
    Noninterest bearing                     $  8,366,037           $  7,643,667
    Interest bearing                         269,573,938            269,704,540
    Short term borrowings                     12,700,000             26,820,000
    Other borrowings                          11,225,000              7,725,000
    Advance payments by borrowers
      for taxes and insurance                  1,429,636              1,436,595
    Other liabilities                            490,314                819,064
                                            ------------           ------------
  Total liabilities                          303,784,925            314,148,866
                                            ------------           ------------
  Stockholders' equity
    Preferred stock, $.01 par value;
      authorized, 500,000 shares;
      none outstanding                                 -                      -
    Common stock, $.01 par value;
      authorized, 3,500,000 shares;
      issued and outstanding:
      June 30, 1997 - 1,425,168;
      December 31, 1996 - 1,414,918               17,500                 17,500
    Additional paid-in capital                16,103,180             16,181,726
    Retained income,
      substantially restricted                28,407,591             27,219,741
    Less cost of treasury stock
      (324,832 shares at June 30, 1997;
       335,082 shares at December 31, 1996)   (5,696,744)            (5,876,509)
    Unrealized losses on securities
      available-for-sale, net of
      related income taxes                      (396,112)              (409,353)
                                            ------------           ------------
    Total stockholders' equity before
      Employee Stock Ownership
    Plan loan and Bank Incentive
      Plan and Trust                          38,435,415             37,133,105
    Employee Stock Ownership Plan loan          (529,238)              (604,844)
    Bank Incentive Plan and Trust                (12,719)               (34,040)
                                            ------------           ------------
    Total stockholders' equity                37,893,458             36,494,221
                                            ------------           ------------
Total liabilities and
  stockholders' equity                      $341,678,383           $350,643,087
                                            ============           ============

See notes to consolidated financial statements (unaudited)

                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                    Three Months Ended June 30,
                                                 -------------------------------
                                                     1997                1996
                                                 -------------------------------

Interest income:
  Loans                                           $4,680,716         $4,785,922
  Mortgage-backed securities                         568,970            543,180
  Investment securities                              997,118          1,152,449
                                                  ----------         ----------
     Total interest income                         6,246,804          6,481,551
                                                  ----------         ----------
Interest expense:
  Deposits                                         3,189,921          3,424,131
  Borrowed funds                                     350,726            407,676
                                                  ----------         ----------
     Total interest expense                        3,540,647          3,831,807
                                                  ----------         ----------
  Net interest income                              2,706,157          2,649,744

Provision for losses on loans                          3,550             28,650
                                                  ----------         ----------
  Net interest income after provision
    for losses on loans                            2,702,607          2,621,094
Other income:
  Net loss on sale of securities
    available-for-sale                                     -             (9,375)
  Net gain (loss) on sales of real estate
    held for sale                                    (13,458)            20,710
  Net gain (loss) on sales of loans
    held for sale                                      5,966            (30,404)
  Fee income                                         247,225            192,925
  Insurance commissions                               25,627             20,048
  Other                                              104,983            146,502
                                                  ----------         ----------
    Total other income                               370,343            340,406
                                                  ----------         ----------
Other expenses:
  Compensation and benefits                        1,075,279          1,098,643
  Occupancy                                          178,046            168,523
  Furniture and equipment                            124,753            103,148
  Federal insurance premiums                          54,162            163,133
  Advertising                                         80,918             50,551
  Data processing services                            70,818             70,558
  Telephone and postage                               66,218             59,179
  Amortization of intangible assets                   57,920             57,920
  Other general and administrative                   325,856            395,517
                                                  ----------         ----------
    Total other expenses                           2,033,970          2,167,172
                                                  ----------         ----------
  Income before income taxes                       1,038,980            794,328
  Income taxes                                       280,310            190,430
                                                  ----------         ----------
    Net income                                    $  758,670         $  603,898
                                                  ==========         ==========
  Earnings per share                                  $ 0.50             $ 0.40
                                                      ======             ======

See notes to consolidated financial statements (unaudited)

                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                     Six Months Ended June 30,
                                                  -----------------------------
                                                      1997             1996
                                                  -----------------------------
Interest income:
  Loans                                           $ 9,360,049       $ 9,471,280
  Mortgage-backed securities                        1,150,250         1,115,844
  Investment securities                             2,023,972         2,294,548
                                                  -----------       -----------
     Total interest income                         12,534,271        12,881,672
                                                  -----------       -----------
Interest expense:
  Deposits                                          6,297,168         6,817,203
  Borrowed funds                                      810,499           842,734
                                                  -----------       -----------
     Total interest expense                         7,107,667         7,659,937
                                                  -----------       -----------
  Net interest income                               5,426,604         5,221,735

Provision for losses on loans                               -            38,097
                                                  -----------       -----------
  Net interest income after provision
    for losses on loans                             5,426,604         5,183,638
Other income:
  Net loss on sale of securities available-for-sale         -           (28,809)
  Net gain (loss) on sales of real estate
    held for sale                                     (10,592)           38,428
  Net gain (loss) on sales of loans held for sale      11,897           (20,068)
  Fee income                                          496,186           364,647
  Insurance commissions                                50,580            40,145
  Other                                               198,035           210,258
                                                  -----------       -----------
    Total other income                                746,106           604,601
                                                  -----------       -----------
Other expenses:
  Compensation and benefits                         2,203,372         2,280,683
  Occupancy                                           355,292           350,868
  Furniture and equipment                             239,132           167,086
  Federal insurance premiums                           86,672           319,526
  Advertising                                         113,958            65,679
  Data processing services                            146,928           175,114
  Telephone and postage                               126,208           144,969
  Amortization of intangible assets                   115,841           115,841
  Other general and administrative                    660,597           855,481
                                                  -----------       -----------
    Total other expenses                            4,048,000         4,475,247
                                                  -----------       -----------
  Income before income taxes                        2,124,710         1,312,992
  Income taxes                                        596,020           312,521
                                                  ===========       ===========
    Net income                                    $ 1,528,690       $ 1,000,471

  Earnings per share                                    $1.01             $0.66
                                                        =====             =====

See notes to consolidated financial statements (unaudited)

                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                        KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                     Six Months Ended June 30,
                                                  -----------------------------
                                                      1997             1996
                                                  -----------------------------

Cash flows from operating activities
  Net income                                      $ 1,528,690       $ 1,000,471
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for losses on loans                         -            38,097
      Depreciation and amortization                   375,607           321,904
      Amortization of investment premiums and
        discounts-net                                  57,924           205,216
      Accretion of loan fees and discounts, net       (32,896)          (58,380)
      Deferred income tax provision (benefit)         (28,003)          (13,710)
      Origination of loans held for sale           (1,790,002)       (3,354,766)
      Proceeds from sales of loans                  1,805,708         3,357,432
      (Increase) decrease in interest receivable      104,331          (424,896)
      Decrease in interest payable on deposits        (5,243)           (11,446)
      Proceeds from sales of trading securities            -         19,662,500
      Purchase of trading securities                       -        (19,884,844)
      Net (gain) loss on sales of loans              (11,897)            20,068
      Net loss on sales of securities                      -             28,809
      Net (gain) loss on sales of real estate
        held for sale                                 10,592            (38,428)
      Other, net                                     (54,530)          (961,738)
                                                  -----------       -----------
  Net cash from operating activities               1,960,281           (113,711)
                                                  -----------       -----------
Cash flows from investing activities
  Investment securities:
    Available-for-sale:
        Purchases                                 (2,183,161)       (26,956,508)
        Proceeds from sales                                -          4,189,375
        Proceeds from calls and maturities         5,189,000          6,500,000
    Held-to-maturity:
        Proceeds from maturities                       2,471              2,322
  Mortgage-backed securities:
    Available-for-sale
      Purchases                                            -         (2,967,588)
      Proceeds from maturities and paydowns        2,124,892          6,197,884
    Held-to-maturity:
      Proceeds from maturities and paydowns           25,508             81,393
    Purchases of certificates of deposit            (505,500)          (826,640)
    Proceeds from maturities of certificates
        of deposit                                   305,500            687,500
    Proceeds from sales of real estate               101,777            933,394
    Net loan fees and costs deferred                 (96,953)            93,574
    Loans originated                             (39,514,897)       (36,996,484)
    Loans purchased                               (1,295,000)          (850,000)
    Principal collected on loans                  41,156,459         34,681,089
    Purchases of office properties and
      equipment-net                                 (464,375)          (303,102)
    Payment of acquisition costs                           -            (22,868)
                                                  -----------       -----------
  Net cash from investing activities               4,845,721        (15,556,659)
                                                  -----------       -----------


                                                                  (continued)

                        KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                     Six Months Ended June 30,
                                                  -----------------------------
                                                      1997             1996
                                                  -----------------------------

Cash flows from financing activities
  Net increase (decrease) in non-certificate
    of deposit accounts                              (384,602)        3,364,398
  Net increase in certificate of deposit accounts     981,613         5,189,521
  Decrease in advance payments by
    borrowers for taxes and insurance                  (6,959)          (86,347)
  Proceeds from short-term borrowings              42,780,000        16,730,000
  Repayments of short-term borrowings             (56,900,000)      (20,370,000)
  Proceeds from other borrowings                   16,200,000           650,000
  Repayments of other borrowings                  (12,700,000)                -
  Proceeds from exercise of stock options             101,219             6,912
  Dividends paid                                     (340,840)         (289,274)
  Purchase of treasury stock                                -          (403,079)
                                                  -----------       -----------
  Net cash from financing activities              (10,269,569)        4,792,131
                                                  -----------       -----------
Increase (decrease) in cash and cash equivalents   (3,463,567)      (10,878,239)
Cash and cash equivalents:
  Beginning of year                                17,160,113        25,694,509
                                                  -----------       -----------
  End of year                                     $13,696,546       $14,816,270
                                                  ===========       ===========
Supplemental disclosures of cash flow information
 Cash paid during the year for:
  Interest on deposits                            $ 6,291,900       $ 6,828,600
                                                  ===========       ===========
  Interest on borrowed funds                      $   880,200       $   842,300
                                                  ===========       ===========
Supplemental disclosures of non-cash
  investing activities:
Real estate acquired through foreclosure          $ 1,328,781       $   224,830
                                                  ===========       ===========

See notes to consolidated financial statements (unaudited)

                        KANKAKEE BANCORP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                    June 30, 1997

Note 1 - Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The statement of condition at December 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report for Kankakee Bancorp, Inc. (the "Company") on Form 10-K for the year ended December 31, 1996.

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

Note 3 - Accounting for Certain Investments in Debt and Equity Securities

    At June 30, 1997, in accordance with the requirements of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities", stockholders' equity has been reduced by $396,112. This represents the amount by which the book value of the available-for-sale securities and the available-for-sale mortgage-backed securities exceeded the market value, net of an income tax benefit of $204,014. A decrease in market interest rates during the six months ended June 30, 1997 resulted in a $13,241 increase in the market value, net of income tax effect, of the available-for-sale securities and the available-for-sale mortgage-backed securities during the six months. At the end of 1996, the book value of the available-for-sale securities portfolio exceeded the market value by $409,353, net of income tax benefit.

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

FINANCIAL CONDITION

    Total assets of the Company decreased by $9.0 million, or 2.6%, to $341.7 million at June 30, 1997 from $350.7 million at December 31, 1996.

    Cash and cash equivalents decreased by $3.5 million, or 20.2%, from $17.2 million at December 31, 1996 to $13.7 million at June 30, 1997. The decrease was primarily attributable to a decrease in borrowings, which was partially offset by a decrease in investment securities available-for-sale, a decrease in mortgage-backed securities available-for-sale and a decrease in loans receivable.

    During the six-month period ended June 30, 1997, net loans receivable decreased by $1.5 million (0.7%) from $233.3 million to $231.8 million. This was primarily the result of the origination (or purchase) of $18.2 million of real estate loans and the origination (or purchase) of $21.3 million of consumer and commercial business loans, offset by loan repayments which totaled $41.2 million.

    Securities available-for-sale decreased by $3.1 million to $48.2 million at June 30, 1997 from $51.3 million at December 31, 1996 as the result of the maturity of $5.2 million in such securities, partially offset by the purchase of $2.2 million in such securities, and by the net change in market value adjustment.

    Mortgage-backed securities available-for-sale decreased by $2.1 million, or 5.9%, to $32.4 million at June 30, 1997 from $34.5 million at December 31, 1997. The decrease resulted from maturities of $2.1 million of such securities, and by the change in market value adjustment.

    Deposits increased by $592,000, or 0.2% to $277.9 million at June 30, 1997 from $277.3 million at December 31, 1996. The increase resulted from a $1.0 million increase in certificates of deposit, partially offset by a $385,000 decrease in passbook, NOW and money market accounts.

    Total borrowings, which decreased by $10.6 million, or 30.7%, to $23.9 million at June 30, 1997 from $34.5 million at December 31, 1996, consisted of $13.7 million in advances from the Federal Home Loan Bank of Chicago (the "FHLB") and $10.2 million in funds borrowed using mortgage-backed securities available-for-sale as collateral.

    During the second quarter of 1997, real estate held for sale increased $1.2 million, or 574.4% to $1.5 million from $215,000 at December 31, 1996. The increase was the result of the transfer of one property from loans to real estate held for sale. The property, a commercial retail building in Champaign, Illinois, was deeded to the Bank. However, the borrower remained liable on the underlying obligation. There is also additional collateral on the underlying obligation. The property is currently offered for sale. Management does not currently anticipate that a loss will be incurred.

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

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOSSES ON LOANS

    The Company's non-performing assets decreased to $3.2 million at June 30, 1997 as compared to $4.1 million at December 31, 1996. Non-performing assets represented 0.94% and 1.16% of total assets at June 30, 1997 and December 31, 1996, respectively. During the six-month period ending June 30, 1997, non-performing commercial real estate loans, non-performing construction and development loans and non-performing one-to-four family loans decreased by $1.7 million, $607,000 and $97,000, respectively. These decreases were partially offset by increases of $1.3 million, $111,000, $85,000 and $78,000 in foreclosed assets, multi-family loans, commercial business loans and consumer loans, respectively. The ratio of the allowance for losses on loans to non-performing loans was 121.6% as of June 30, 1997 as compared to 60.9% as of December 31, 1996. The increase in this ratio, which excludes foreclosed assets, was primarily the result of a decrease of $2.1 million in non-performing loans.

    The Company classified $1.4 million of its assets as Special Mention, $4.5 million as Substandard and $43,000 as Loss as of June 30, 1997. No assets were classified as Doubtful at June 30, 1997. This represents a decrease of $840,000 in the Special Mention category and a net increase of

$234,000 in the other categories from the December 31, 1996 totals for classified assets. The ratio of classified assets to total assets (including items classified as Special Mention) was 1.75% as of June 30, 1997 as compared to 1.88% as of December 31, 1996. The ratio of the allowance for losses on loans to classified assets increased to 36.0% as of June 30, 1997 as compared to 35.8% as of December 31, 1996.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1997 AND 1996

    Net income for the three-month period ended June 30, 1997 was $759,000 compared to $604,000 for the same period in 1996. The difference in net income of $155,000 represents a 25.6% increase in net income for the 1997 period. The increase in net income resulted from a $56,000 increase in net interest income, a $133,000 decrease in general and administrative expenses, a $30,000 increase in other income and a $25,000 decrease in the provision for losses on loans, partially offset by a $90,000 increase in federal income tax expense.

    Net interest income increased $56,000, or 2.1%, during the three-month period ended June 30, 1997 compared to the three-month period ended June 30, 1996.

    The table presented on page 16 ("Table I"), sets forth an analysis of the Company's net interest income for the three-month periods ended June 30, 1997 and 1996.

    As Table I indicates, interest income decreased $235,000, or 3.6%, to $6.2 million for the three-month period ended June 30, 1997 from $6.5 million for the same period in 1996. The decrease in interest income was the result of a decrease in the average balance of interest-earning assets to $328.8 million during the 1996 period from $345.5 million during the 1995 period, which was partially offset by an increase in the yield earned on interest-earning assets to 7.62% during the 1997 period from 7.55% during the 1996 period. The increase in yield was due to the reinvestment of proceeds from maturing and prepaying assets at interest rates higher than the rates earned on those maturing and prepaying assets, and, to a lesser extent, from upward rate adjustments on adjustable rate mortgage loans.

    Interest expense decreased $291,000, or 7.6%, to $3.5 million for the three-month period ended June 30, 1997 from $3.8 million for the same period in 1996. The decrease in interest expense was the result of a decrease in the average yield on interest-bearing liabilities and a decrease in the average outstanding balance of interest-bearing liabilities to 4.69% and $303.0 million, respectively, during the 1997 period from 4.78% and $322.1 million, respectively, during the 1996 period. The decrease in the average yield on interest-bearing liabilities was attributable to a decrease in the average yield of certificates of deposit during the period. Higher yielding interest-bearing liabilities, consisting of certificates of deposit and borrowings, represented 66.3% of interest-bearing liabilities during both the 1997 period and the 1996 period. Average outstanding borrowings during the 1997 period were 8.0% of interest-bearing liabilities as compared to 8.7% during the 1996 period.

    The provision for losses on loans totaled $4,000 for the three-month period ended June 30, 1997 compared to $29,000 for the same period in 1996. The decrease was primarily attributed to a modest reduction in loans receivable, relative stability in the mix of loans in loans receivable and minimal net charges-offs during the 1997 period, other than one charged-off item on which the specific reserve exceeded the actual charge-off.

    Other income for the three-month period ended June 30, 1997 increased $31,000, or 8.8%, to $371,000 compared to $340,000 for the same period in 1996. The increase was attributable to increases in net gain on the sale of loans, fee income and net gain on the sale of securities available-for-sale of $36,000, $54,000 and $9,000, respectively, which were partially offset by an increase in net loss on sale of real estate held for sale of $34,000 and a decrease in other income of $42,000. The increase in fee income was the result of an ongoing process of review of the Bank's fee structure.

    Other expenses for the three-month period ended June 30, 1997 decreased $133,000, or 6.1%, to $2.0 million from $2.2 million during the 1996 period. The decrease was attributable to decreases in compensation and benefits expense, federal insurance premiums and other general and administrative expense of $23,000, $109,000 and $70,000, respectively, which were partially offset by increases in occupancy expense, furniture and equipment expense and advertising of $10,000, $22,000 and $30,000, respectively. The decrease in federal insurance premiums was due to the lower premium rate in effect beginning in 1997 which resulted from the third quarter 1996 recapitalization of the Savings Association Insurance Fund (the "SAIF").

    Federal income taxes increased $90,000, or 47.2%, to $280,000 for the three-month period ended June 30, 1997, compared to $190,000 for the same period in 1996.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1997 AND 1996

    Net income for the six-month period ended June 30, 1997 was $1.5 million compared to $1.0 million for the same period in 1996. The difference in net income of $528,000 represents a 52.8% increase in net income for the 1997 period. The increase in net income resulted from a $205,000 increase in net interest income, a $38,000 decrease in provision for losses on loans, a $142,000 increase in other income and a $427,000 decrease in other expenses, which were partially offset by a $283,000 increase in federal income tax expense.

    Net interest income increased by $205,000, or 3.9%, during the six-month period ended June 30, 1997 compared to the six-month period ended June 30, 1996.

    The table presented on page 17 ("Table II"), sets forth an analysis of the Company's net interest income for the six months ended June 30, 1997 and 1996.

    As Table II indicates, interest income decreased $347,000, or 2.7% , to $12.5 million for the six-month period ended June 30, 1997 from $12.9 million for the same period in 1996. The decrease in interest income was the result of a decrease in the average balance of interest-earning assets to $331.7 million during the 1997 period from $343.8 million, during the 1996 period, which was partially offset by an increase in the yield earned on interest-earning assets to 7.62% during the 1997 period from 7.54% during the 1996 period. The increase in yield was due to the reinvestment of proceeds from maturing and prepaying assets at interest rates higher than the rates earned on those maturing and prepaying assets, and to adjustments on adjustable-rate mortgage loans repricing at higher levels during the period.

    Interest expense decreased $552,000, or 7.2%, to $7.1 million for the six-month period ended June 30, 1997 from $7.7 million for the same period in 1996. The decrease in interest expense was the result of a decrease in the average yield on interest-bearing liabilities and a decrease in the average outstanding balance of interest-bearing liabilities to 4.69% and $305.9 million, respectively, during the 1997 period from 4.81% and $320.2 million, respectively, during the 1996 period.

    The provision for losses on loans was zero for the six month period ended June 30, 1997, compared to $38,000 for the same period in 1996. The decrease was primarily attributed to a modest reduction in loans receivable, relative stability in the mix of loans receivable and minimal net charge-offs during the 1997 period, other than one charged-off item on which the specific reserve exceeded the actual charge-off.

    Other income for the six-month period ended June 30, 1997 increased $141,000, or 23.4%, to $746,000 from $605,000 for the same period in 1996.
Increases of $29,000, $32,000 and $131,000 attributable to net gain on sale of securities available-for-sale, net gain on the sale of loans held for sale and fee income, respectively, were partially offset by decreases of $49,000 and $12,000 in net gain on the sale of real estate held for sale and other income, respectively.

    Other expenses for the six-month period ended June 30, 1997 decreased $427,000, or 9.5%, from the same period in 1996. The decrease was attributable to decreases in federal insurance premiums, compensation and benefits, data processing services, telephone and postage and other general and administrative expense of $233,000, $77,300, $28,000, $18,000 and
$195,000, respectively. These decreases were partially offset by increases in furniture and equipment and advertising expense of $72,000 and $48,000, respectively. The decrease in federal insurance premiums was due to the lower premium rate in effect during the first half of 1997 which resulted from the third quarter 1996 recapitalization of the SAIF. Cost savings continue to be realized from recommendations derived from an operational review of certain departments which was conducted in the last half of 1995. The full impact of recommendations implemented during 1996 has been reflected in the operating results for 1997.

    Federal income taxes increased by $283,000, or 90.7%, to $596,000 for the six-month period ended June 30, 1997, compared to $313,000 for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Bank maintains a certain level of cash and other liquid assets to fund normal volumes of loan commitments, deposit withdrawals and other obligations. The Office of Thrift Supervision (the "OTS") requires thrifts to maintain a minimum liquidity ratio (cash and cash equivalent investments to net withdrawable deposits and borrowings due within one year) of 5%. At June 30, 1997, the Bank's liquidity ratio was 13.3%, which was well in excess of the minimum regulatory requirement.

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

    The capital regulations currently require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income and certain non-cumulative perpetual preferred stock and related income less intangible assets (other than specified amounts of purchased mortgage servicing rights) and certain non-includable investments in subsidiaries. The capital regulations also currently require core capital equal to at least 3.0% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus specified amounts of certain intangible assets. The OTS risk-based requirement currently requires associations to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital plus supplementary capital, which consists of, among other things, maturing capital instruments, such as subordinated debt and mandatorily redeemable preferred stock, and a portion of the Bank's general allowance for losses on loans. As of June 30, 1997, the Bank exceeded all current minimum regulatory capital standards.

    At June 30, 1997, the Bank's tangible capital was $29.5 million, or 8.8%, of adjusted total assets, which exceeded the 1.5% requirement by $24.5 million. In addition, at June 30, 1997, the Bank had core capital of $29.5 million, or 8.8%, of adjusted total assets, which exceeded the 3.0% requirement by $19.5 million. The Bank had risk-based capital of $31.6 million at June 30, 1997, or 16.3%, of risk-adjusted assets, which exceeded the minimum risk-based capital requirement by $16.1 million.

STOCK REPURCHASE

    On January 29, 1997, the Company announced that its Board of Directors had authorized the repurchase during 1997 of up to 142,000 shares of its common stock. Since the current program was announced, no shares of common stock have been repurchased. Through June 30, 1997, a total of 354,357 shares of common stock of the Company had been purchased under the previously completed repurchase programs at a total cost of $6.2 million. As of June 30, 1997, the Company held 324,832 shares of its common stock as treasury stock.

EXERCISE OF STOCK OPTIONS

    During the second quarter of 1997, stock options for 5,000 shares of common stock were exercised. Between June 30, 1997 and August 8, 1997, no notice was received from holders of options of their intent to exercise options.

DIVIDENDS

    During January, 1995, the Company began a regular quarterly dividend program and declared the first cash dividend since becoming a public company. During 1995 and 1996, cash dividends of $.10 per share were paid each quarter. During the first quarter of 1997, the dividend rate was increased by 20% to $.12 per share. On July 15, 1997, a cash dividend of $.12 per share was declared payable on August 29, 1997 to stockholders of record as of August 15, 1997. Future dividends will depend primarily upon earnings, financial condition and need for funds, as well as restrictions imposed by regulatory authorities regarding dividend payments and capital requirements.

RECENT REGULATORY DEVELOPMENTS

    The Committee on Banking and Financial Services of the U. S. House of Representatives has approved legislation that would eliminate the federal thrift charter by requiring each federal thrift to convert to a national or state bank within two years following enactment of the legislation. Any federal thrift that failed to convert to a bank within such two-year period would, by operation of law, become a national bank as of the second anniversary of the enactment of the legislation. Under the proposed legislation, state thrift institutions would be regulated for purposes of federal law as state banks. The proposed legislation would allow a converting federal thrift and its parent holding company to retain nonconforming investments and activities, subject to certain conditions.

    The proposed legislation would also allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed, and if each of the depository institution subsidiaries of the bank holding company had received at least a "satisfactory" rating under the Community Reinvestment Act. The proposed legislation would also impose various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their nonbank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new nonbanking activities permitted to such affiliates.

    At this time, the Company is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and the Bank.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

    This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U. S. Government, including policies of the U. S. Treasury and the Federal Reserve Board, the quality of composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and account principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

                                                                                   TABLE I
                                                                  NET INTEREST INCOME ANALYSIS (UNAUDITED)
                                                                   KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                        Three Months Ended June 30,
                                 -------------------------------------------------------------------------------------------------
                                                        1997                                           1996
                                 -------------------------------------------------------------------------------------------------
                                           Average                                        Average
                                        Outstanding      Interest         Yield/        Outstanding        Interest      Yield/
                                           Balance      Earned/Paid        Rate           Balance         Earned/Paid    Rate
                                 -------------------------------------------------    --------------------------------------------
                                                                        (Dollars in Thousands)

Interest-earning assets:
    Loans receivable (1)                 $230,553         $4,681          8.14%           $232,796          $4,786       8.27%
    Mortgage-backed securities             33,029            569          6.91%             34,276             543       6.37%
    Investments securities (2)             49,245            777          6.33%             60,020             954       6.39%
    Other interest-earning assets          14,061            189          5.39%             16,472             173       4.22%
    FHLB stock                              1,881             31          6.61%              1,956              26       5.35%
                                        ---------         ------                          --------          ------
Total interest-earning assets             328,769          6,247          7.62%            345,520           6,482       7.55%
                                        ---------         ------                          --------          ------
Other assets                               14,596                                           15,578
                                        ---------                                         --------
Total assets                             $343,365                                         $361,098
                                        =========                                         ========

Interest-bearing liabilities:
    Time deposits                        $176,681          2,482          5.63%           $185,636           2,660       5.76%
    Savings deposits                       52,395            356          2.73%             55,080             370       2.70%
    Demand and NOW deposits                49,796            352          2.84%             53,436             394       2.97%
    Borrowings                             24,098            351          5.84%             27,983             408       5.86%
                                         --------         ------                          --------          ------
Total interest-bearing liabilities        302,970          3,541          4.69%            322,135           3,832       4.78%
                                        ---------         ------                          --------          ------
Other liabilities                           3,205                                            3,575
                                        ---------                                         --------

Total liabilities                         306,175                                          325,710
                                        ---------                                         --------
Stockholders' equity                       37,190                                           35,388
                                        ---------                                         --------
Total liabilities and
  stockholders' equity                   $343,365                                         $361,098
                                        =========                                         ========
Net interest income                                       $2,706                                            $2,650
                                                          ======                                            ======
Net interest rate spread                                                  2.93%                                          2.77%
                                                                          =====                                          =====
Net earning assets                        $25,799                                          $23,385
                                        =========                                         ========

Net yield on average interest-
 earning assets (net interest
 margin)                                                                  3.30%                                          3.08%
                                                                          =====                                          =====
Average interest-earning assets to
 average interest-bearing liabilities                     108.52%                                           107.26%
                                                          ======                                           =======

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


                                                                                   TABLE II
                                                                  NET INTEREST INCOME ANALYSIS (UNAUDITED)
                                                                   KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                           Six Months Ended June 30,
                                 -------------------------------------------------------------------------------------------------
                                                        1997                                           1996
                                 -------------------------------------------------------------------------------------------------
                                           Average                                        Average
                                        Outstanding      Interest         Yield/        Outstanding        Interest      Yield/
                                           Balance      Earned/Paid        Rate           Balance         Earned/Paid    Rate
                                 -------------------------------------------------    --------------------------------------------
                                                                        (Dollars in Thousands)

Interest-earning assets:
    Loans receivable (1)                 $231,470         $9,360          8.15%           $231,717          $9,471       8.22%
    Mortgage-backed securities             33,577          1,150          6.91%             34,736           1,116       6.46%
    Investments securities (2)             49,893          1,686          6.81%             55,753           1,761       6.35%
    Other interest-earning assets          14,864            275          3.73%             19,768             475       4.83%
    FHLB stock                              1,913             64          6.75%              1,780              59       6.67%
                                         --------        -------                          --------          ------
Total interest-earning assets             331,717         12,535          7.62%            343,754          12,882       7.54%
                                         --------        -------                          --------          ------
Other assets                               14,093                                           15,759
                                         --------                                         --------
Total assets                             $345,810                                         $359,513
                                         ========                                         ========
Interest-bearing liabilities:
    Time deposits                        $175,853          4,886          5.60%           $184,568           5,306       5.78%
    Savings deposits                       52,286            705          2.72%             54,550             728       2.68%
    Demand and NOW deposits                49,685            706          2.87%             52,406             783       3.00%
    Borrowings                             28,085            811          5.82%             28,664             843       5.91%
                                         --------          -----                          --------           -----
Total interest-bearing liabilities        305,909          7,108          4.69%            320,188           7,660       4.81%
                                         --------          -----                          --------           -----
Other liabilities                           2,960                                            3,493
                                         --------                                         --------
Total liabilities                         308,869                                          323,681
                                         --------                                         --------
Stockholders' equity                       36,941                                           35,832
                                         --------                                         --------
Total liabilities and
  stockholders' equity                   $345,810                                         $359,513
                                         ========                                         ========
Net interest income                                       $5,427                                            $5,222
                                                          ======                                            ======
Net interest rate spread                                                  2.93%                                          2.73%
                                                                          =====                                          ====
Net earning assets                        $25,808                                          $23,566
                                          =======                                          =======
Net yield on average interest-
 earning assets (net interest
 margin)                                                                  3.30%                                          3.05%
                                                                          =====                                          =====
Average interest-earning assets to
 average interest-bearing liabilities                     108.44%                                           107.36%
                                                          =======                                           =======


(1) Calculated including loans held for sale, and net of deferred loan fees, loan discounts, loans in process and loan loss reserves.
(2) Calculated including investment securities available-for-sale.


                         KANKAKEE BANCORP, INC.

                       PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS - There are no material pending legal proceedings to which the Company or the Bank is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2.  CHANGES IN SECURITIES   -   None

Item 3.  DEFAULTS UPON SENIOR SECURITIES   -   None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - The Annual Meeting of Stockholders (the "Meeting") of the Company was held on April 25, 1997. At the Meeting, Charles C. Huber, Thomas M. Schneider and Wesley E. Walker were elected to serve as directors with terms expiring in 2000. Continuing with terms expiring in 1999 were William Cheffer and Michael A. Stanfa. Continuing with terms expiring in 1998 were James G. Schneider and Larry D. Huffman. The matters approved by stockholders at the Meeting and the number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below:

                                                        Number of Votes
                                               ------------------------------
                                                   For             Withheld
                                               --------------  --------------
         The election of the following
         directors for a three-year term:

         Charles C. Huber                       1,215,534            7,955
         Thomas M. Schneider                    1,215,181            8,308
         Wesley E. Walker                       1,215,231            8,258

                                                                       Broker
                                         For     Against   Abstain    Non-Votes
                                     ---------   -------   -------    ---------
         The ratification of
         McGladrey & Pullen, LLP,
         as the auditors for the
         year ending
         December 31, 1997:          1,207,692    12,330     3,467          -

Item 5.  OTHER INFORMATION   -   None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits   -   Exhibit 27 - Financial Data Schedule

         Reports on Form 8-K  -  None

                                KANKAKEE BANCORP, INC.

                                      SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               KANKAKEE BANCORP, INC.
                                               Registrant


Date:  AUGUST 11, 1997                         /s/ JAMES G. SCHNEIDER
                                               Chairman,
                                               President and Chief Executive
                                               Officer (Principal Executive
                                               and Operating Officer)


Date:  AUGUST 11, 1997                         /s/ RONALD J. WALTERS
                                               Vice President and Treasurer
                                               (Principal Financial
                                                and Accounting Officer)