Form 10-Q
period 1997-09-30
KANKAKEE BANCORP INC
filed 1997-11-06
CIK 891523

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             _____________________

                                   FORM 10-Q

(MARK ONE)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the Quarterly Period Ended September 30,
    1997.

                                      or

[ ] Transition Report Under Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the Transition Period From __________ to
    __________.

Commission File Number  1-13676

                            KANKAKEE BANCORP, INC.
       ________________________________________________________________
            (Exact Name of Registrant as Specified in its Charter)

DELAWARE                                                 36-3846489
---------------------------------------------            ---------------------
(State or Other Jurisdiction of Incorporation            (I.R.S. Employer
 or Organization)                                        Identification Number)

310 SOUTH SCHUYLER AVENUE, KANKAKEE, ILLINOIS            60901
------------------------------------------------------------------------------
  (Address of Principal Executive Offices)               (Zip Code)

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

                            Yes    X     No
                                ------     ----

As of November 4, 1997, there were 1,370,868 issued and outstanding shares of the Issuer's Common Stock (exclusive of 379,132 shares of the Issuer's Common Stock held as treasury stock).

                            KANKAKEE BANCORP, INC.

                                     INDEX

                                                                          Page
                                                                         Number

Part I.  FINANCIAL INFORMATION

         Item 1. Consolidated Financial
                 Statements (Unaudited)

                 Statements of Financial Condition,
                 September 30, 1997 and December 31, 1996                 1 - 2

                 Statements of Income, Three Months
                 Ended September 30, 1997 and 1996                            3

                 Statements of Income, Nine Months
                 Ended September 30, 1997 and 1996                            4

                 Statements of Cash Flows, Nine Months
                 Ended September 30, 1997 and 1996                        5 - 6

                 Notes to Financial Statements                                7

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                           8 - 17

Part II. OTHER INFORMATION

         Item 1. Legal Proceedings                                           18

         Item 2. Changes in Securities                                       18

         Item 3. Defaults Upon Senior Securities                             18

         Item 4. Submission of Matters to a Vote of Security Holders         18

         Item 5. Other Information                                           18

         Item 6. Exhibits and Reports on Form 8-K                            18

         SIGNATURES                                                          19

          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                     KANKAKEE BANCORP, INC. AND SUBSIDIARY



                                             September 30,        December 31,
                                                 1997                 1996
                                             ------------         ------------
Assets
  Cash and due from banks                    $  4,507,028         $  4,291,857
  Federal funds sold                            1,725,000            7,985,000
  Money market funds                            6,128,459            4,883,256
                                             ------------         ------------
  Cash and cash equivalents                    12,360,487           17,160,113
                                             ------------         ------------
  Certificates of deposit                         350,000               50,000
                                             ------------         ------------
  Securities:
  Investment securities:
     Available-for-sale, at fair value         44,644,777           51,345,158
     Held-to-maturity, at cost
        (fair value: September 30, 1997 -
     $69,752; December 31, 1996 - $72,223)         69,752               72,223
                                             ------------         ------------
          Total investment securities          44,714,529           51,417,381
                                             ------------         ------------
  Mortgage-backed securities:
     Available-for-sale, at fair value         31,269,102           34,467,377
     Held-to-maturity, at cost
        (fair value: September 30, 1997 -
     $215,556; December 31, 1996 - $255,058)      211,779              246,303
                                             ------------         ------------
          Total mortgage-backed securities     31,480,881           34,713,680
                                             ------------         ------------
  Non-marketable equity securities                501,100              501,100
                                             ------------         ------------
  Loans                                       238,209,221          235,682,573
  Less: Allowance for losses on loans           2,143,988            2,359,889
                                             ------------         ------------
  Net loans                                   236,065,233          233,322,684
                                             ------------         ------------
  Loans held for sale                             128,206              639,861
  Real estate held for sale                     1,395,601              215,027
  Federal Home Loan Bank stock, at cost         1,856,000            1,956,000
  Office properties and equipment               5,389,399            4,721,060
  Accrued interest receivable                   2,269,366            2,638,066
  Prepaid expenses and other assets             1,206,046              914,693
  Intangible assets                             2,219,661            2,393,422
                                             ------------         ------------
Total assets                                 $339,936,509         $350,643,087
                                             ------------         ------------
                                             ------------         ------------


                                                                    (Continued)


               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) (continued)
                              KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                     September 30,    December 31,
                                                                        1997             1996
                                                                     ------------     ------------
Liabilities and stockholders' equity
  Liabilities:
     Deposits
     Noninterest bearing                                             $  7,991,909     $  7,643,667
     Interest bearing                                                 268,223,048      269,704,540
     Short term borrowings                                              9,940,000       26,820,000
     Other borrowings                                                  13,775,000        7,725,000
     Advance payments by borrowers
        for taxes and insurance                                           412,976        1,436,595
     Other liabilities                                                    741,348          819,064
                                                                     ------------     ------------
  Total liabilities                                                   301,084,281      314,148,866
                                                                     ------------     ------------

  Stockholders' equity
     Preferred stock, $.01 par value; authorized, 500,000
       shares; none outstanding                                                -                 -
     Common stock, $.01 par value; authorized, 3,500,000
       shares; issued and outstanding: September 30, 1997 -
       1,425,568; December 31, 1996 - 1,414,918                           17,500            17,500
     Additional paid-in capital                                       16,100,115        16,181,726
     Retained income, substantially restricted                        28,972,118        27,219,741
     Less: Cost of treasury stock (324,432 shares at September 30,
      1997; 335,082 shares at December 31, 1996)                      (5,689,729)       (5,876,509)
     Unrealized losses on securities available-for-sale, net of
      related income taxes                                               (12,179)         (409,353)
                                                                     ------------     ------------

     Total stockholders' equity before Employee Stock Ownership
      Plan loan and Bank Incentive Plan and Trust                      39,387,825       37,133,105
     Employee Stock Ownership Plan loan                                  (529,238)        (604,844)
     Bank Incentive Plan and Trust                                         (6,359)         (34,040)
                                                                     ------------     ------------
     Total stockholders' equity                                        38,852,228       36,494,221
                                                                     ------------     ------------
Total liabilities and stockholders' equity                           $339,936,509     $350,643,087
                                                                     ------------     ------------
                                                                     ------------     ------------

See notes to consolidated financial statements (unaudited)


                                           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                               KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                          Three Months Ended September 30,
                                                          --------------------------------
                                                               1997           1996
                                                            ----------     ---------
Interest income:
  Loans                                                     $4,738,304     $4,844,505
  Mortgage-backed securities                                   545,629        487,471
  Investment securities                                        917,335      1,139,502
                                                            ----------     ---------
       Total interest income                                 6,201,268      6,471,478
                                                            ----------     ---------
Interest expense:
  Deposits                                                   3,230,170      3,412,619
  Borrowed funds                                               350,447        392,100
                                                            ----------     ---------
       Total interest expense                                3,580,617      3,804,719
                                                            ----------     ---------
  Net interest income                                        2,620,651      2,666,759

Provision for losses on loans                                   20,675         23,300
                                                            ----------     ---------
  Net interest income after provision for losses on loans    2,599,976      2,643,459
Other income:
  Net gain on sale of securities available-for-sale              1,875         41,376
  Net gain on sales of real estate held for sale                 2,946          6,137
  Net gain on sales of loans held for sale                      23,663         14,859
  Fee income                                                   248,407        210,158
  Insurance commissions                                         44,364         35,877
  Other                                                        103,267        819,535
                                                            ----------     ---------
       Total other income                                      424,522      1,127,942
                                                            ----------     ---------
Other expenses:
  Compensation and benefits                                  1,075,164      1,075,314
  Occupancy                                                    207,449        173,479
  Furniture and equipment                                      118,919        105,889
  Federal insurance premiums                                    41,781      1,867,470
  Advertising                                                   50,802         31,095
  Provision for losses on repossessed assets                     1,104              -
  Data processing services                                      65,458         70,884
  Telephone and postage                                         56,987         74,952
  Amortization of intangible assets                             57,921         57,920
  Other general and administrative                             327,475        354,913
                                                            ----------     ---------
       Total other expenses                                  2,003,060      3,811,916
                                                            ----------     ---------
  Income before income taxes                                 1,021,438        (40,515)
  Income taxes                                                 285,890        (13,760)
                                                            ----------     ---------
       Net income                                           $  735,548     $  (26,755)
                                                            ----------     ---------
                                                            ----------     ---------

  Earnings per share                                             $0.49         ($0.02)
                                                                 -----         ------
                                                                 -----         ------

See notes to consolidated financial statements (unaudited)

                                           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                               KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                          Nine Months Ended September 30,
                                                          -------------------------------
                                                               1997           1996
                                                            -----------    -----------
Interest income:
  Loans                                                     $14,098,353    $14,315,785
  Mortgage-backed securities                                  1,695,879      1,603,315
  Investment securities                                       2,941,307      3,434,050
                                                            -----------    -----------
       Total interest income                                 18,735,539     19,353,150
                                                            -----------    -----------
Interest expense:
  Deposits                                                    9,527,338     10,229,822
  Borrowed funds                                              1,160,946      1,234,834
                                                            -----------    -----------
       Total interest expense                                10,688,284     11,464,656
                                                            -----------    -----------
  Net interest income                                         8,047,255      7,888,494

Provision for losses on loans                                    20,675         61,397
                                                            -----------    -----------
  Net interest income after provision for losses on loans     8,026,580      7,827,097
Other income:
  Net gain on sale of securities available-for-sale               1,875         12,567
  Net gain (loss) on sales of real estate held for sale          (7,646)        44,565
  Net gain (loss) on sales of loans held for sale                35,560         (5,209)
  Fee income                                                    744,593        574,805
  Insurance commissions                                          94,944         76,022
  Other                                                         301,302      1,029,793
                                                            -----------    -----------
       Total other income                                     1,170,628      1,732,543
                                                            -----------    -----------
Other expenses:
  Compensation and benefits                                   3,278,536      3,355,997
  Occupancy                                                     562,741        524,347
  Furniture and equipment                                       358,051        272,975
  Federal insurance premiums                                    128,453      2,186,996
  Advertising                                                   164,760         96,774
  Provision for losses on repossessed assets                      6,534              -
  Data processing services                                      212,386        245,998
  Telephone and postage                                         183,195        219,921
  Amortization of intangible assets                             173,762        173,762
  Other general and administrative                              982,642      1,210,393
                                                            -----------    -----------
       Total other expenses                                   6,051,060      8,287,163
                                                            -----------    -----------
  Income before income taxes                                  3,146,148      1,272,477
  Income taxes                                                  881,910        298,761
                                                            -----------    -----------
       Net income                                           $ 2,264,238    $  973,716
                                                            -----------    -----------
                                                            -----------    -----------

  Earnings per share                                              $1.50          $0.64
                                                                  -----          -----
                                                                  -----          -----

See notes to consolidated financial statements (unaudited)

                      CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                          KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                          Nine Months Ended September 30,
                                                          -------------------------------
                                                                1997            1996
                                                            ------------    ------------
Cash flows from operating activities
  Net income                                                $  2,264,238    $    973,716
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for losses on loans                               20,675          61,397
      Provision for losses on repossessed assets                   6,534               -
      Depreciation and amortization                              570,362         511,222
      Amortization of investment premiums and discounts, net      95,243         289,809
      Accretion of loan fees and discounts, net                  (33,549)        (90,426)
      Deferred income tax benefit                                (25,662)        (13,710)
      Origination of loans held for sale                      (3,498,789)     (4,776,690)
      Proceeds from sales of loans                             4,046,004       4,305,598
      (Increase) decrease in interest receivable                 368,700         (13,522)
      Decrease in interest payable on deposits                   (17,764)        (44,644)
      Proceeds from sales of trading securities                        -      21,412,500
      Purchase of trading securities                                   -     (21,644,844)
      Net (gain) loss on sales of loans                          (35,560)          5,209
      Net gain on sales of securities                             (1,875)        (12,567)
      Net (gain) loss on sales of real estate held for sale        7,646         (44,565)
      Net gain on sale of branch                                       -        (707,675)
      Other, net                                                 (27,564)      1,084,919
                                                            ------------    ------------
  Net cash from operating activities                           3,738,639       1,295,727
                                                            ------------    ------------

Cash flows from investing activities
  Investment securities:
      Available-for-sale:
        Purchases                                             (2,188,976)     26,961,940)
        Proceeds from sales                                    3,001,875       4,290,751
        Proceeds from calls and maturities                     6,189,000      14,500,000
      Held-to-maturity:
        Proceeds from maturities                                   2,471           2,322
  Mortgage-backed securities:
      Available-for-sale
        Purchases                                                      -      (2,967,588)
        Proceeds from maturities and paydowns                  3,405,164       7,831,689
      Held-to-maturity:
      Proceeds from maturities and paydowns                       34,524         108,192
      Purchases of certificates of deposit                      (705,500)       (826,640)
      Proceeds from maturities of certificates of deposit        405,500       1,064,140
      Proceeds from sales of real estate                         126,928         939,361
      Net loan fees and costs deferred                          (134,182)        144,349
      Loans originated                                       (63,491,802)    (57,384,896)
      Loans purchased                                         (1,735,000)     (1,000,000)
      Principal collected on loans                            61,302,528      49,824,039
      Purchases of office properties and equipment, net       (1,064,940)       (369,523)
      Cash transferred to buyer on sale of branch                      -      (3,852,993)
      Payment of acquisition costs                                     -         (22,868)
                                                            ------------    ------------
  Net cash from investing activities                           5,147,590     (14,681,605)
                                                            ------------    ------------
                                                                              (continued)

                                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (continued)
                                               KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                          Nine Months Ended September 30,
                                                          -------------------------------
                                                                1997            1996
                                                            ------------    ------------
Cash flows from financing activities
  Net increase (decrease) in non-certificate
    of deposit accounts                                     ($3,473,680)      1,451,110
  Net increase in certificate of deposit accounts             2,358,194       5,036,049
  Net decrease in advance payments by
    borrowers for taxes and insurance                        (1,333,677)     (1,370,363)
  Proceeds from short-term borrowings                        52,720,000      34,460,000
  Repayments of short-term borrowings                       (69,600,000)    (31,740,000)
  Proceeds from other borrowings                             27,050,000         650,000
  Repayments of other borrowings                            (21,000,000)     (2,000,000)
  Proceeds from exercise of stock options                       105,169           6,912
  Dividends paid                                               (511,861)       (430,765)
  Purchase of treasury stock                                          -        (761,963)
                                                            ------------    ------------
  Net cash from financing activities                        (13,685,855)      5,300,980
                                                            ------------    ------------

Decrease in cash and cash equivalents                        (4,799,626)     (8,084,898)
Cash and cash equivalents:
  Beginning of year                                           17,160,113     25,694,509
                                                            ------------    ------------
  End of year                                                $12,360,487    $17,609,611
                                                            ------------    ------------
                                                            ------------    ------------

Supplemental disclosures of cash flow information
 Cash paid during the year for:
  Interest on deposits                                        $9,509,600    $ 10,274,500
                                                            ------------    ------------
                                                            ------------    ------------
  Interest on borrowed funds                                  $1,223,700    $  1,285,800
                                                            ------------    ------------
                                                            ------------    ------------


Supplemental disclosures of non-cash investing activities:
 Real estate acquired through foreclosure                     $1,328,781    $   224,830
                                                            ------------    ------------
                                                            ------------    ------------


Sale of Branch:
  Cash paid                                                                 $ 3,774,524
                                                                            ------------

Assets disposed:
  Cash                                                                      $   (78,469)
  Loans                                                                      (3,845,182)
  Accrued interest receivable                                                   (18,400)
  Premises and equipment                                                       (238,181)
  Other assets                                                                  (15,468)
Liabilities assumed by buyer:
  Non-certificates of deposit                                                 3,684,830
  Certificates of deposit                                                     4,922,897
  Accrued interest payable                                                       15,966
  Escrows on loans                                                               51,664
  Other liabilities                                                               2,542
Gain on sale of branch                                                         (707,675)
                                                                            ------------
                                                                             $3,774,524
                                                                            ------------
                                                                            ------------

See notes to consolidated financial statements (unaudited)

                   KANKAKEE BANCORP, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             September 30, 1997

Note 1 - Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The statement of condition at December 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report for Kankakee Bancorp, Inc. (the "Company") on Form 10-K for the year ended December 31, 1996.

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

Note 3 - Accounting for Certain Investments in Debt and Equity Securities

    At September 30, 1997, in accordance with the requirements of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities", stockholders' equity has been reduced by $12,179. This represents the amount by which the book value of the available-for-sale securities and the available-for-sale mortgage-backed securities exceeded the market value, net of an income tax benefit of $6,274. A decrease in market interest rates during the nine months ended September 30, 1997 resulted in a $397,174 increase in the market value, net of income tax effect, of the available-for-sale securities and the available-for-sale mortgage-backed securities during the nine months. At the end of 1996, the book value of the available-for-sale securities portfolio exceeded the market value by $409,353, net of income tax benefit.

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


FINANCIAL CONDITION

    Total assets of the Company decreased by $10.7 million, or 3.1%, to $339.9 million at September 30, 1997 from $350.7 million at December 31, 1996.

    Cash and cash equivalents decreased by $4.8 million, or 28.0%, from $17.2 million at December 31, 1996 to $12.4 million at September 30, 1997. The decrease was primarily attributable to decreases in borrowings, deposits and advance payments by borrowers for taxes and insurance, and an increase in loans, which were partially offset by a decrease in investment securities available-for-sale and a decrease in mortgage-backed securities available-for-sale.

    During the nine-month period ended September 30, 1997, net loans receivable increased by $2.8 million (1.2%) from $233.3 million to $236.1 million. This was primarily the result of the origination (or purchase) of $33.4 million of real estate loans and the origination (or purchase) of $31.8 million of consumer and commercial business loans, offset by loan repayments which totaled $61.3 million.

    Securities available-for-sale decreased by $6.7 million, or 13.0%, to $44.6 million at September 30, 1997 from $51.3 million at December 31, 1996 as the result of the maturity of $6.2 million in such securities and the sale of $3.0 million in such securities, partially offset by the purchase of $2.2 million in such securities, and by the net change in market value adjustment.

    Mortgage-backed securities available-for-sale decreased by $3.2 million, or 9.3%, to $31.3 million at September 30, 1997 from $34.5 million at December 31, 1996. The decrease resulted from maturities of $3.4 million of such securities, and by the change in market value adjustment.

    Deposits decreased by $1.1 million, or 0.4%, to $276.2 million at September 30, 1997 from $277.3 million at December 31, 1996. The decrease resulted from a $3.5 million decrease in passbook, NOW and money market accounts, partially offset by a $2.4 million increase in certificate of deposit accounts.

    Total borrowings, which decreased by $10.8 million, or 31.4%, to $23.7 million at September 30, 1997 from $34.5 million at December 31, 1996, consisted of $13.8 million in advances from the Federal Home Loan Bank of Chicago (the "FHLB") and $9.9 million in funds borrowed using mortgage-backed securities available-for-sale as collateral.

    Real estate held for sale increased by $1.2 million, or 549.0%, to $1.4 million at September 30, 1997, from $215,000 at December 31, 1996. The increase was the result of the second quarter transfer of one property from loans to real estate held for sale. The property, a commercial retail building in Champaign, Illinois, was deeded to the Bank. The borrower has remained liable on the underlying obligation, which is also secured by additional collateral. The property is currently being offered for sale. Management does not currently anticipate that a loss will be incurred.

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

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOSSES ON LOANS

    The Company's non-performing assets decreased to $3.6 million at September 30, 1997 as compared to $4.1 million at December 31, 1996. Non-performing assets represented 1.05% and 1.16% of total assets at September 30, 1997 and December 31, 1996, respectively. During the nine-month period ended September 30, 1997, non-performing commercial real estate loans, non-performing construction and development loans, non-performing commercial business loans and non-performing one-to-four family loans decreased by $1.7 million, $23,000, $12,000 and $80,000, respectively. These decreases were partially offset by increases of $1.2 million and $85,000 in foreclosed assets and consumer loans, respectively. The ratio of the allowance for losses on loans to non-performing loans was 98.8% as of September 30, 1997 as compared to 60.9% as of December 31, 1996. The increase in this ratio, which excludes foreclosed assets, was primarily the result of a decrease of $1.7 million in non-performing loans.

    The Company classified $1.4 million of its assets as Special Mention, $4.4 million as Substandard and $34,000 as Loss as of September 30, 1997. No assets were classified as Doubtful at September 30, 1997. This represents a decrease of $846,000 in the Special Mention category and a net increase of $98,000 in the other categories from the December 31, 1996 totals for classified assets. The ratio of classified assets to total assets (including items classified as Special Mention) was 1.72% as of September 30, 1997 as compared to 1.88% as of December 31, 1996. The ratio of the allowance for losses on loans to classified assets increased to 36.7% as of September 30, 1997 as compared to 35.8% as of December 31, 1996.

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

RESULTS OF OPERATIONS
1996 COMPARATIVE NUMBERS

    Two events during the third quarter of 1996 significantly impacted net income for both the three and nine-month periods ended September 30, 1996. The combined impact of these two events was a loss of $655,000, or $.44 per share, for both the three and nine-month periods of 1996. The impact of these events should be considered in the comparative analyses between the three and nine-month periods ended September 30, 1996 and the comparable 1997 periods.

    The first event was a one-time Federal Deposit Insurance Corporation assessment on the federally-insured deposit base of the Bank. The assessment was required by federal legislation to increase the balance of the Savings Association Insurance Fund. A $1.7 million expense was recorded during the third quarter of 1996. Net of tax benefit, the special assessment reduced net income for both the three-month and nine-month periods ended September 30, 1996 by $1.1 million, or $.75 per share.

    The second event was the sale, during the third quarter of 1996, by the Bank of a branch office which resulted in a gain of $708,000. Net of provision for income taxes, net income for both the three and nine-month periods ended September 30, 1996 was increased by $467,000, or $.31 per share.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

    Net income for the three-month period ended September 30, 1997 was $736,000 compared to a loss of $27,000 for the same period in 1996. This represents a $763,000 increase in net income for the 1997 period. The increase in net income resulted from a $1.8 million decrease in general and administrative expenses, partially offset by a $703,000 decrease in other income, a $46,000 decrease in net interest income and a $300,000 increase in federal income tax expense. The changes in general and administrative expense and in other income relate to the third quarter 1996 events discussed earlier.

    Net interest income decreased $46,000, or 1.7%, during the three-month period ended September 30, 1997 compared to the three-month period ended September 30, 1996.

    The table presented on page 16 ("Table I"), sets forth an analysis of the Company's net interest income for the three-month periods ended September 30, 1997 and 1996.

    As Table I indicates, interest income decreased $271,000, or 4.2%, to $6.2 million for the three-month period ended September 30, 1997 from $6.5 million for the same period in 1996. The decrease in interest income was the result of a decrease in the average balance of interest-earning assets to $326.5 million during the 1997 period from $341.0 million during the 1996 period and by a slight decrease in the yield earned on interest-earning assets to 7.54% during the 1997 period from 7.55% during the 1996 period.
The decrease in the average balance of interest-earning assets was primarily due to decreases in balances of investment securities during the period.

    Interest expense decreased $225,000, or 5.9%, to $3.6 million for the three-month period ended September 30, 1997 from $3.8 million for the same period in 1996. The decrease in interest expense was the result of a decrease in the average yield on interest-bearing liabilities and a decrease in the average outstanding balance of interest-bearing liabilities to 4.71% and $301.9 million, respectively, during the 1997 period from 4.75% and $318.7 million, respectively, during the 1996 period. The decrease in the average yield on interest-bearing liabilities was attributable to a decrease in the average yield of certificates of deposit during the period. Higher yielding interest-bearing liabilities, consisting of certificates of deposit and borrowings, represented 66.8% of interest-bearing liabilities during the 1997 period, compared to 66.3% during the 1996 period. Average outstanding borrowings during the 1997 period were 7.9% of interest-bearing liabilities as compared to 8.6% during the 1996 period.

    The provision for losses on loans totaled $21,000 for the three-month period ended September 30, 1997 compared to $23,000 for the same period in 1996.

    Other income for the three-month period ended September 30, 1997 decreased $703,000, or 62.4%, to $425,000 compared to $1.1 million for the same period in 1996. A decrease was anticipated due to the $708,000 gain on the sale of a branch during the 1996 period. The decrease was also attributable to a decrease of $40,000 in profit on the sale of securities available-for-sale which was partially offset by an increase of $38,000 in fee income. The increase in fee income was the result of an ongoing review of the Bank's fee structure.

    Other expenses for the three-month period ended September 30, 1997 decreased $1.8 million, or 47.5%, to $2.0 million from $3.8 million during the 1996 period. The decrease was primarily attributable to a $1.8 million decrease in federal insurance premiums. Federal insurance premiums for the 1996 period included the special one-time assessment of $1.7 million. The remaining $126,000 decrease in federal insurance premiums was due to the lower premium rate in effect beginning in 1997. The decrease was also attributed to decreases of $18,000 and $27,000 in telephone and postage and other expense, respectively. These decreases were partially offset by increases of $34,000 in occupancy, $13,000 in furniture and equipment expense and $20,000 in advertising.

    Federal income taxes increased $300,000 to $286,000 for the three-month period ended September 30, 1997, compared to a benefit of $14,000 for the same period in 1996.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

    Net income for the nine-month period ended September 30, 1997 was $2.3 million compared to

$974,000 for the same period in 1996. The difference in net income of $1.3 million represents a 132.5% increase in net income for the 1997 period. The increase in net income resulted from a $159,000 increase in net interest income, a $41,000 decrease in provision for losses on loans, and a $2.2 million decrease in other expenses, which were partially offset by a decrease of $562,000 in other income and a $583,000 increase in federal income tax expense.

    Net interest income increased by $159,000, or 2.0%, during the nine-month period ended September 30, 1997 compared to the nine-month period ended September 30, 1996.

    The table presented on page 17 ("Table II"), sets forth an analysis of the Company's net interest income for the nine months ended September 30, 1997 and 1996.

    As Table II indicates, interest income decreased $618,000, or 3.2% , to $18.7 million for the nine-month period ended September 30, 1997 from $19.4 million for the same period in 1996. The decrease in interest income was the result of a decrease in the average balance of interest-earning assets to $330.2 million during the 1997 period from $342.7 million, during the 1996 period, which was partially offset by an increase in the yield earned on interest-earning assets to 7.59% during the 1997 period from 7.54% during the 1996 period. The decrease in the average balance of interest-earning assets was due primarily to decreases of $7.8 million and $3.6 million in the average balances of investment securities and other interest-earning assets, respectively, during the 1997 period.

    Interest expense decreased $777,000, or 6.8%, to $10.7 million for the nine-month period ended September 30, 1997 from $11.5 million for the same period in 1996. The decrease in interest expense was the result of a decrease in the average yield on interest-bearing liabilities and a decrease in the average outstanding balance of interest-bearing liabilities to 4.69% and $304.7 million, respectively, during the 1997 period from 4.79% and $319.5 million, respectively, during the 1996 period.

    The provision for losses on loans for the nine-month period ended September 30, 1997, was $21,000, compared to $61,000 for the same period in 1996. The decrease was primarily attributed to a modest increase in loans receivable, relative stability in the mix of loans receivable and minimal net charge-offs during the 1997 period, other than one charged-off item on which the specific reserve exceeded the actual charge-off.

    Other income for the nine-month period ended September 30, 1997 decreased $562,000, or 32.4%, to $1.2 million from $1.7 million for the same period in 1996. The decrease was attributable to decreases of $11,000, $52,000 and $728,000 in net gain on sale of securities available-for-sale, net gain on the sale of real estate held for sale and other income, respectively, which were partially offset by increases of $41,000, $170,000 and $19,000 in net gain on the sale of loans held for sale, fee income and insurance commissions, respectively. A decrease was anticipated in other income due to the $708,000 gain on the sale of a branch during the 1996 period.

    Other expenses for the nine-month period ended September 30, 1997 decreased $2.2 million, or 27.0%, from the same period in 1996. The decrease was attributable to decreases in federal insurance premiums, compensation and benefits, data processing services, telephone and postage and other general and administrative expense of $2.1 million, $77,500, $34,000, $37,000 and $228,000, respectively. These decreases were partially offset by increases in occupancy, furniture and equipment and advertising expense of $38,000, $85,000 and $68,000, respectively. Federal insurance premiums for the 1996 period included the special one-time assessment of $1.7 million.

The remaining $359,000 decrease in federal insurance premiums was due to the lower premium rate in effect beginning in 1997. Cost savings continue to be realized from recommendations derived from an operational review of certain departments which was conducted in the last half of 1995. The full impact of recommendations implemented during 1996 has been reflected in the operating results for 1997.

    Federal income taxes increased by $583,000, or 195.2%, to $882,000 for the nine-month period ended September 30, 1997, compared to $299,000 for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Bank maintains a certain level of cash and other liquid assets to fund normal volumes of loan commitments, deposit withdrawals and other obligations. The Office of Thrift Supervision (the "OTS") requires thrifts to maintain a minimum liquidity ratio (cash and cash equivalent investments to net withdrawable deposits and borrowings due within one year) of 5%. At September 30, 1997, the Bank's liquidity ratio was 11.7%, which was well in excess of the minimum regulatory requirement.

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

    The capital regulations currently require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income and certain non-cumulative perpetual preferred stock and related income less intangible assets (other than specified amounts of purchased mortgage servicing rights) and certain non-includable investments in subsidiaries. The capital regulations also currently require core capital equal to at least 3.0% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus specified amounts of certain intangible assets. The OTS risk-based requirement currently requires associations to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital plus supplementary capital, which consists of, among other things, maturing capital instruments, such as subordinated debt and mandatorily redeemable preferred stock, and a portion of the Bank's general allowance for losses on loans. As of September 30, 1997, the Bank exceeded all current minimum regulatory capital standards.

    At September 30, 1997, the Bank's tangible capital was $29.9 million, or 9.0%, of adjusted total assets, which exceeded the 1.5% requirement by $24.9 million. In addition, at September 30, 1997, the Bank had core capital of $29.9 million, or 9.0%, of adjusted total assets, which exceeded the 3.0% requirement by $20.0 million. The Bank had risk-based capital of $32.0 million at September 30, 1997, or 16.3%, of risk-adjusted assets, which exceeded the minimum risk-based capital requirement by $16.3 million.

STOCK REPURCHASE

    On January 29, 1997, the Company announced that its Board of Directors had authorized the repurchase during 1997 of up to 142,000 shares of its common stock. During the nine-month period ending September 30, 1997, no shares of common stock were repurchased. Through September 30, 1997, a total of 354,357 shares of common stock of the Company had been purchased under the previously completed repurchase programs at a total cost of $6.2 million. As of September 30, 1997, the Company held 324,432 shares of its common stock as treasury stock. On October 21, 1997, the Company purchased 55,000 shares of its common stock at a total cost of $1.8 million, under the current repurchase program.

EXERCISE OF STOCK OPTIONS

    During the third quarter of 1997, stock options for 400 shares of common stock were exercised. During the nine months ended September 30, 1997, stock options for 10,650 shares of common stock were exercised. Options for 300 shares of common stock were exercised between September 30, 1997 and November 4, 1997. No other notice was received between September 30, 1997 and November 4, 1997 from holders of options of their intent to exercise options.

DIVIDENDS

    During January, 1995, the Company began a regular quarterly dividend program and declared the first cash dividend since becoming a public company.
 During 1995 and 1996, cash dividends of $.10 per share were paid each quarter. During the first quarter of 1997, the dividend rate was increased by 20% to $.12 per share. On October 15, 1997, a cash dividend of $.12 per share was declared payable on December 1, 1997 to stockholders of record as of November 14, 1997. Future dividends will depend primarily upon earnings, financial condition and need for funds, as well as restrictions imposed by regulatory authorities regarding dividend payments and capital requirements.

BANK ACQUISITION

    On October 16, 1997, the Company announced that it had entered into an agreement to purchase for cash the Coal City National Bank ("CCNB") from Coal City Corporation, a multi-bank holding company headquartered in Chicago, Illinois. Terms of the purchase were not disclosed, pending completion of due diligence.

    The $50 million asset CCNB is headquartered in Coal City, Illinois, which is 25 miles northwest of Kankakee. CCNB also has full-service offices in nearby Diamond and Braidwood, Illinois. The purchase, which is subject to regulatory approvals, is expected to be completed no later than the second quarter of 1998. Under current plans, CCNB's offices will become full-service offices of the Bank.

ACCOUNTING DEVELOPMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS No. 128"), Earnings per Share. SFAS No. 128 requires the presentation of both basic earnings per share and diluted earnings per share.
 Basic earnings per share will be computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share will be computed in the same manner as currently used by Kankakee Bancorp, Inc., in computing earnings per share. SFAS No. 128 will be effective for Kankakee Bancorp's 1997 annual report. If SFAS No. 128 had been in effect during 1997, basic earnings per share would have been $.52 and $1.59 per share, and the diluted earnings per share would have been $.49 and $1.50 per share for the three months and nine months ended September 30, 1997, respectively.


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

                                                   TABLE I
                                   NET INTEREST INCOME ANALYSIS (UNAUDITED)
                                    KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                          Three Months Ended September 30,
                                                      1997                                    1996
                                      ----------------------------------    -----------------------------------
                                        Average                                Average
                                      Outstanding    Interest     Yield/     Outstanding    Interest     Yield/
                                        Balance     Earned/Paid    Rate        Balance     Earned/Paid    Rate
                                      ----------------------------------    -----------------------------------
                                                              (Dollars in Thousands)
Interest-earning assets:
  Loans receivable (1)                 $234,174       $4,738       8.03%       $235,365       $4,845       8.19%
  Mortgage-backed securities             32,100          546       6.75%         31,703          487       6.11%
  Investments securities (2)             46,042          719       6.20%         59,009          991       6.68%
  Other interest-earning assets          12,288          166       5.36%         12,987          116       3.55%
  FHLB stock                              1,856           32       6.84%          1,956           33       6.71%
                                       --------       ------                   --------       ------

Total interest-earning asset            326,460        6,201       7.54%        341,020        6,472       7.55%
                                       --------                                --------       ------

Other assets                             15,487                                  15,274
                                       --------                                --------

Total assets                           $341,947                                $356,294
                                       --------                                --------
                                       --------                                --------

Interest-bearing liabilities:
  Time deposits                        $177,894        2,530       5.64%       $183,933        2,655       5.74%
  Savings deposits                       51,862          356       2.72%         54,600          369       2.69%
  Demand and NOW deposits                48,239          344       2.83%         52,624          389       2.94%
  Borrowings                             23,855          350       5.82%         27,505          392       5.67%
                                       --------       ------                   --------       ------

Total interest-bearing liabilities      301,850        3,580       4.71%        318,662        3,805       4.75%
                                       --------       ------                   --------       ------

Other liabilities                         1,666                                   2,175
                                       --------                                --------

Total liabilities                       303,516                                 320,837
                                       --------                                --------

Stockholders' equity                     38,431                                  35,457
                                       --------                                --------

Total liabilities and
 stockholders' equity                  $341,947                                $356,294
                                       --------                                --------
                                       --------                                --------

Net interest income                                   $2,621                                  $2,667
                                                      ------                                  ------
                                                      ------                                  ------

Net interest rate spread                                           2.83%                                   2.80%
                                                                   -----                                   -----
                                                                   -----                                   -----

Net earning assets                      $24,610                                 $22,358
                                       --------                                --------
                                       --------                                --------

Net yield on average interest-
 earning assets (net interest
 margin)                                                           3.19%                                   3.11%
                                                                   -----                                   -----
                                                                   -----                                   -----

Average interest-earning assets to
 average interest-bearing liabilities                108.15%                                 107.02%
                                                     -------                                 -------
                                                     -------                                 -------

(1) Calculated including loans held for sale, and net of deferred loan fees, loan discounts, loans in process and loan loss reserves.
(2) Calculated including investment securities available-for-sale.

                                           TABLE II
                            NET INTEREST INCOME ANALYSIS (UNAUDITED)
                             KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                          Nine Months Ended September 30,
                                                      1997                                    1996
                                      ----------------------------------    -----------------------------------
                                        Average                                Average
                                      Outstanding    Interest     Yield/     Outstanding    Interest     Yield/
                                        Balance     Earned/Paid    Rate        Balance     Earned/Paid    Rate
                                      ----------------------------------    -----------------------------------
                                                              (Dollars in Thousands)
Interest-earning assets:
  Loans receivable (1)                 $232,457       $14,098     8.11%       $232,967       $14,316       8.21%
  Mortgage-backed securities             33,078         1,696     6.86%         33,739         1,603       6.35%
  Investments securities (2)             48,488         2,288     6.31%         56,331         2,751       6.52%
  Other interest-earning assets          14,243           557     5.23%         17,865           591       4.42%
  FHLB stock                              1,896            96     6.77%          1,833            92       6.70%
                                       --------       -------                 --------       -------

Total interest-earning assets           330,162        18,735     7.59%        342,735        19,353       7.54%
                                       --------       -------                 --------       -------

Other assets                             14,516                                 15,525
                                       --------                               --------

Total assets                           $344,678                               $358,260
                                       --------                               --------
                                       --------                               --------

Interest-bearing liabilities:
  Time deposits                        $176,524         7,416     5.62%       $184,188         7,962       5.77%
  Savings deposits                       52,154         1,061     2.72%         54,515         1,096       2.69%
  Demand and NOW deposits                49,203         1,050     2.85%         52,364         1,172       2.99%
  Borrowings                             26,809         1,161     5.79%         28,401         1,235       5.81%
                                       --------       -------                 --------       -------

Total interest-bearing liabilities      304,690        10,688     4.69%        319,468        11,465       4.79%
                                       --------       -------                 --------       -------

Other liabilities                         2,546                                  3,077
                                       --------                               --------

Total liabilities                       307,236                                322,545
                                       --------                               --------

Stockholders' equity                     37,442                                 35,715
                                       --------                               --------

Total liabilities and
 stockholders' equity                  $344,678                               $358,260
                                       --------                               --------
                                       --------                               --------

Net interest income                                    $8,047                                 $7,888
                                                      -------                                -------
                                                      -------                                -------

Net interest rate spread                                          2.90%                                    2.75%
                                                                  -----                                    -----
                                                                  -----                                    -----

Net earning assets                      $25,472                                $23,267
                                       --------                               --------
                                       --------                               --------

Net yield on average interest-
 earning assets (net interest
 margin)                                                          3.26%                                    3.07%
                                                                  -----                                    -----
                                                                  -----                                    -----

Average interest-earning assets to
 average interest-bearing liabilities                 108.36%                                107.28%
                                                      -------                                -------
                                                      -------                                -------

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

                                        KANKAKEE BANCORP, INC.
                                        Registrant




Date:    November 4, 1997              /s/ MICHAEL A. STANFA
     ---------------------------       ----------------------------------
                                       Executive Vice President



Date:    November 4, 1997             /s/ RONALD J. WALTERS
     ---------------------------      -----------------------------------
                                      Vice President and Treasurer
                                      (Principal Financial
                                      and Accounting Officer)