Form 10-K405
period 1997-12-31
KANKAKEE BANCORP INC
filed 1998-03-24
CIK 891523

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                 --------------------

                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1997

                                          OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
          For the transition period from _______ to _______

                            Commission File Number 1-13676


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


             Securities Registered Pursuant to Section 12(b) of the Act:
                                                  Name of Each Exchange
           Title of Each Class                    on which Registered
           -------------------                    ---------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     As of March 2, 1998, the Registrant had issued and outstanding 1,377,988 of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 2, 1998, was $40,833,243.*




                         DOCUMENTS INCORPORATED BY REFERENCE

     PARTS II and IV of Form 10-K--Portions of the 1997 Annual Report to Stockholders.
     PART III of Form 10-K--Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders.























--------------------

* Based on the last reported price ($33.8125) of an actual transaction in the Registrant's Common Stock on March 2, 1998, and reports of beneficial ownership filed by directors and executive officers of the Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of the Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of the Registrant's Common Stock.

                                KANKAKEE BANCORP, INC.

                           1997 ANNUAL REPORT ON FORM 10-K

                                  Table of Contents

                                                                     Page Number
                                                                     -----------

                                        PART I

Item  1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4
Item  2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .    47
Item  3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .    48
Item  4.  Submission of Matters to a Vote of Security Holders. . . . . . .    48

                                       PART II

Item  5.  Market for the Registrant's Common Stock and Related
            Security Holder Matters. . . . . . . . . . . . . . . . . . . .    48
Item  6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . .    48
Item  7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . . .    48
Item  8.  Financial Statements and Supplementary Data. . . . . . . . . . .    48
Item  9.  Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure. . . . . . . . . . . . . .    49

                                       PART III

Item 10.  Directors and Executive Officers of the Registrant . . . . . . .    49
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . .    49
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management . . . . . . . . . . . . . . . . . . . . . . . . . .    50
Item 13.  Certain Relationships and Related Transactions . . . . . . . . .    50
Item 14.  Exhibits, Financial Statement Schedules, and Reports on 8-K. . .    50

Form 10-K Signature Page . . . . . . . . . . . . . . . . . . . . . . . . .    52

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

     The Bank serves the financial needs of families and local businesses in its primary market areas through its main office located at 310 S. Schuyler Avenue, Kankakee, Illinois and eleven branch offices located in the communities of Ashkum, Bourbonnais, Braidwood, Champaign, Coal City, Diamond, Dwight, Herscher, Hoopeston, Manteno, and Momence, Illinois. At December 31, 1997, the Company had consolidated assets of $343.4 million, deposits of $280.0 million and stockholders' equity of $37.8 million.

     The branch offices in Braidwood, Coal City and Diamond, Illinois were acquired on January 29, 1998, when the Company completed the acquisition of Coal City National Bank ("CCNB") from Coal City Corporation, a multi-bank holding company headquartered in Chicago, Illinois. At the time of purchase, CCNB had total assets of $56.0 million, deposits of $51.7 million and stockholders' equity of $3.7 million. The transaction, which was accounted for as a purchase, resulting in the recording of approximately $4.3 million in intangible assets.

     The Company engages in a general full service retail banking business and offers a broad variety of consumer oriented products and services to residents of its primary market areas. The Company is principally engaged in the business of attracting deposits from the general public and originating residential mortgage loans in its primary market areas. The Company also originates commercial real estate, consumer, multi-family, commercial business and construction loans. In addition, the Company invests in mortgage-backed securities, investment securities, certificates of deposit and short-term liquid assets. The Company also offers a Visa/MasterCard program, debit card services and, on an agency basis through KFS, securities brokerage services and insurance and annuity products to the Company's customers and provides appraisal services for the Bank and others.

     In February 1998, the Bank received approval from the OTS to begin offering trust services. While approval for full trust services was received, the Bank will initially focus on personal trust services and limited employee benefit plan services.

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

MARKET AREA

     The Bank's main office is located at 310 S. Schuyler Avenue, Kankakee, Illinois. The bank also has eleven branch offices located in the communities of Ashkum, Bourbonnais, Braidwood, Champaign, Coal City, Diamond, Dwight, Herscher, Hoopeston, Manteno and Momence. The Company's market areas include Kankakee, Champaign, Iroquois and Livingston Counties and portions of Will, Grundy and Vermilion Counties, Illinois.

     Kankakee is located approximately 35 miles south of the metropolitan Chicago area. The metropolitan Kankakee area has a population of just under 60,000 and has experienced a slight decrease in population since 1990. Kankakee County has a mixed agricultural and industrial economy with the largest number of residents employed in the agricultural, health care, food processing, chemical and retail redistribution industries. Major employers include Riverside HealthCare, Provena St. Mary's Hospital, Shapiro Development Center, the Baker and Taylor Company, CIGNA Companies, Armstrong World Industries, CENTEON, Heinz Pet Products, Bunge Edibile Oil Corporation, Henkel Corporation, KMART Corporation Distribution Center, Sears Logistics Services, Inc., and CBI Services.

     Champaign/Urbana is located approximately 75 miles south of Kankakee. It is the location of the original campus of the University of Illinois which employs 17,000 people and has a student body of over 30,000. In addition, the economy of the Champaign/Urbana market area includes several major medical centers and agricultural and industrial businesses. Major employers in the Champaign/Urbana area include Carle Clinic, Provena Covenant Medical Center, Parkland College, Kraft General Foods, Supervalu, Hobbico, and Solo Cup.

     Hoopeston is located approximately 60 miles southeast of Kankakee in Vermilion County, Illinois. The local economy includes a mix of agriculture and manufacturing. Other than agriculture, major employers are Silgan Containers, Inc., Hoopeston Food's, Inc., Food Machinery Corp. (FMC), Hoopeston Community Memorial Hospital and Schumachers.

     Coal City is located approximately 30 miles northwest of Kankakee in Grundy County, Illinois. Braidwood is located approximately 25 miles northwest of Kankakee in Will County, Illinois. Coal City, Braidwood and their surrounding communities have a population of 9,000 residents. As bedroom communities of the south Chicago suburbs, the economy in this region is a mix of agricultural, industrial and service-based businesses. Large corporate employers such as Commonwealth Edison, the Braidwood and Dresden nuclear power plants and Collins Station, Amoco, Equistar Chemicals, Reichhold Chemicals, Mobil and Caterpillar are within short driving distance.

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


                                                                                            December 31,
                                            ---------------------------------------------------------------------------------
                                                    1997                         1996                          1995
                                            ---------------------         ---------------------         ---------------------
                                            Amount        Percent         Amount        Percent         Amount        Percent
                                            ------        -------         ------        -------         ------        -------

REAL ESTATE LOANS                                                                        (Dollars in thousands)
  One-to-four family . . . . . . . . . .  $157,764          58.22%      $149,544          54.74%      $147,007          54.28%

  Multi-family . . . . . . . . . . . . .     7,480           2.76         14,172           5.19         14,475           5.35

  Commercial . . . . . . . . . . . . . .    20,881           7.71         28,721          10.51         28,273          10.44

  Construction or development. . . . . .     9,004           3.32          5,525           2.02          8,248           3.05

  Mortgage-backed securities and
    participation certificates . . . . .    28,503          10.52         34,713          12.71         36,481          13.47
                                          --------         ------       --------         ------       --------         ------
                                          --------

  Total real estate loans and
    mortgage-backed securities . . . . .   223,632          82.53        232,675          85.17        234,484          86.59
                                          --------         ------       --------         ------       --------         ------
                                          --------

OTHER LOANS:

  Consumer Loans:. . . . . . . . . . . .

    Deposit account. . . . . . . . . . .       820           0.30            588           0.21            745           0.27

    Student. . . . . . . . . . . . . . .       825           0.30            918           0.34          1,151           0.43

    Automobile . . . . . . . . . . . . .     4,476           1.65          4,033           1.48          3,219           1.19

    Home equity. . . . . . . . . . . . .    16,795           6.20         14,166           5.19         12,847           4.74

    Home improvement . . . . . . . . . .        13           0.00             56           0.02            208           0.08

    Mobile home. . . . . . . . . . . . .     3,293           1.22          3,161           1.16          3,122           1.15

    Credit cards . . . . . . . . . . . .     1,534           0.57          1,705           0.62          1,870           0.69

    Personal . . . . . . . . . . . . . .     7,407           2.73          5,942           2.17          3,919           1.45
                                          --------         ------       --------         ------       --------         ------
                                          --------

      Total consumer loans . . . . . . .    35,163          12.97         30,569          11.19         27,081          10.00

  Commercial business loans. . . . . . .    12,185           4.50          9,943           3.64          9,246           3.41
                                          --------         ------       --------         ------       --------         ------
                                          --------

    Total other loans. . . . . . . . . .    47,348          17.47         40,512          14.83         36,327          13.41
                                          --------         ------       --------         ------       --------         ------
                                          --------

  Total loans and mortgage-backed
    securities receivable. . . . . . . .   270,980         100.00%       273,187         100.00%       270,811         100.00%
                                          --------         ------       --------         ------       --------         ------
                                          --------         ------       --------         ------       --------         ------

LESS:

  Loans in process . . . . . . . . . . .     1,121                         1,726                           957

  Deferred fees and discounts. . . . . .       176                           425                           517

  Allowance for losses on loans. . . . .     2,130                         2,360                         2,388
                                          --------                      --------                      --------

  Total loans and mortgage-backed
    securities receivable, net . . . . .  $267,553                      $268,676                      $266,949
                                          --------                      --------                      --------
                                          --------                      --------                      --------




                                                    1994                          1993
                                            ---------------------         ---------------------
                                            Amount        Percent         Amount        Percent
                                            ------        -------         ------        -------

REAL ESTATE LOANS
  One-to-four family . . . . . . . . . .  $136,735          61.13%      $122,522          59.55%

  Multi-family . . . . . . . . . . . . .    14,551           6.51         13,336           6.48

  Commercial . . . . . . . . . . . . . .    25,300          11.31         25,404          12.35

  Construction or development. . . . . .    11,730           5.24         11,177           5.43
    Mortgage-backed securities
    and participation certificates . . .     6,357           2.84          8,488           4.12
                                          --------         ------       --------         ------

  Total real estate loans and
    mortgage-backed securities . . . . .   194,673          87.03        180,927          87.93
                                          --------         ------       --------         ------

OTHER LOANS:

  Consumer Loans:

    Deposit account. . . . . . . . . . .       504           0.23            593           0.29

    Student. . . . . . . . . . . . . . .     1,733           0.77          1,606           0.78

    Automobile . . . . . . . . . . . . .     2,232           1.00          1,228           0.60

    Home equity. . . . . . . . . . . . .     8,881           3.97          7,033           3.42

    Home improvement . . . . . . . . . .       327           0.15            127           0.06

    Mobile home. . . . . . . . . . . . .     3,207           1.43          3,099           1.50

    Credit cards . . . . . . . . . . . .     1,804           0.81          1,988           0.97

    Personal . . . . . . . . . . . . . .     2,246           1.00          1,506           0.73
                                          --------         ------       --------         ------

      Total consumer loans . . . . . . .    20,934           9.36         17,180           8.35

  Commercial business loans. . . . . . .     8,074           3.61          7,649           3.72
                                          --------         ------       --------         ------

    Total other loans. . . . . . . . . .    29,008          12.97         24,829          12.07

  Total loans and mortgage-backed
    securities receivable. . . . . . . .   223,681         100.00%       205,756         100.00%
                                          --------         ------       --------         ------
                                          --------         ------       --------         ------

LESS:

  Loans in process . . . . . . . . . . .     1,705                         2,622

  Deferred fees and discounts. . . . . .       555                           627
  Allowance for losses on loans. . . . .     2,151                         2,166
                                          --------                      --------

  Total loans and mortgage-backed
    securities receivable, net . . . . .  $200,341                      $200,341
                                          --------                      --------
                                          --------                      --------

  The following table shows the composition of the Company's loan and mortgage-backed securities portfolios by fixed and adjustable rate at the dates indicated. Loans held for sale are included primarily as fixed-rate one-to-four family residential loans.




                                                                              December 31,
                                            ---------------------------------------------------------------------------------
                                                    1997                         1996                          1995
                                            ---------------------         ---------------------         ---------------------
                                            Amount        Percent         Amount        Percent         Amount        Percent
                                            ------        -------         ------        -------         ------        -------
FIXED-RATE LOANS AND
MORTGAGE-BACK SECURITIES                                                  (Dollars in thousands)

   Real estate:

     One-to-four family. . . . . . . . .   $56,908          21.00%       $50,758          18.58%       $51,620          19.06%

     Multi-family. . . . . . . . . . . .       ---            ---            ---            ---            ---            ---

     Commercial. . . . . . . . . . . . .     1,392           0.51          3,520           1.29          6,128           2.26

    Construction or
      development. . . . . . . . . . . .     1,711           0.63            690           0.25          1,583           0.58

   Mortgage-backed securities. . . . . .    12,502           4.61         17,489           6.40         18,341           6.77
                                          --------         ------       --------         ------       --------         ------
                                          --------

  Total real estate loans and
      mortgage-backed
      securities . . . . . . . . . . . .    72,513          26.75         72,457          26.52         77,672          28.67

 Consumer. . . . . . . . . . . . . . . .    19,918           7.35         17,065           6.25         14,876           5.49

 Commercial business . . . . . . . . . .     3,005           1.11          2,867           1.05          2,665           0.98
                                          --------         ------       --------         ------       --------         ------
                                          --------

  Total fixed-rate loans and
      mortgage-backed securities . . . .    95,436          35.21         92,389          33.82         95,213          35.14
                                          --------         ------       --------         ------       --------         ------
                                          --------

ADJUSTABLE-RATE LOANS AND
MORTGAGE-BACKED SECURITIES

   Real estate:

     One-to-four family. . . . . . . . .   100,856          37.22         98,786          36.16         95,387          35.22

     Multi-family. . . . . . . . . . . .     7,480           2.76         14,172           5.19         14,475           5.35

     Commercial. . . . . . . . . . . . .    19,489           7.19         25,201           9.22         22,145           8.18

    Construction or
      development. . . . . . . . . . . .     7,293           2.69          4,835           1.77          6,665           2.47

     Mortgage-backed securities. . . . .    16,001           5.91         17,224           6.31         18,140           6.70
                                          --------         ------       --------         ------       --------         ------
                                          --------

      Total real estate loans
        and mortgage-backed
        securities . . . . . . . . . . .   151,119          55.77        160,218          58.65        156,812          57.92

 Consumer. . . . . . . . . . . . . . . .    15,245           5.63         13,504           4.94         12,205           4.51

 Commercial business . . . . . . . . . .     9,180           3.39          7,076           2.59          6,581           2.43
                                          --------         ------       --------         ------       --------         ------
                                          --------

    Total adjustable-rate loans
      and mortgage-backed securities . .   175,544          64.78        180,798          66.18        175,598          64.86
                                          --------         ------       --------         ------       --------         ------
                                          --------

  Total loans and mortgage-
    backed securities. . . . . . . . . .   270,980         100.00%       273,187         100.00%       270,811         100.00%
                                          --------         ------       --------         ------       --------         ------
                                          --------         ------                        ------                        ------


 Less:

   Loans in process. . . . . . . . . . .     1,121                         1,726                           957

   Deferred fees and discounts . . . . .       176                           425                           517

   Allowance for losses on loans . . . .     2,130                         2,360                         2,388
                                          --------                      --------                      --------

    Total loans and mortgage-
      backed securities
      receivable, net. . . . . . . . . .  $267,553                      $268,676                      $266,949
                                          --------                      --------                      --------
                                          --------                      --------                      --------




                                                   1994                          1993
                                            ---------------------         ---------------------
                                            Amount        Percent         Amount        Percent
                                            ------        -------         ------        -------

Fixed-Rate Loans and
Mortgage-Back Securities

   Real estate:

     One-to-four family. . . . . . . . .   $55,299          24.72%       $61,499          29.89%

     Multi-family. . . . . . . . . . . .        37           0.02             97           0.05

     Commercial. . . . . . . . . . . . .     2,984           1.33          4,209           2.05

    Construction or
      development. . . . . . . . . . . .     8,844           3.96          7,817           3.80

   Mortgage-backed securities. . . . . .     6,357           2.84          8,488           4.12
                                          --------        --------      --------        --------

  Total real estate loans and
      mortgage-backed
      securities . . . . . . . . . . . .    73,521          32.87         82,110          39.91

 Consumer. . . . . . . . . . . . . . . .    12,789           5.72          9,425           4.58

 Commercial business . . . . . . . . . .     2,359           1.05          1,870           0.91
                                          --------        --------      --------        --------

  Total fixed-rate loans and
      mortgage-backed securities . . . .    88,669          39.64         93,405          45.40

 Adjustable-Rate Loans and
 Mortgage-Backed Securities

   Real estate:

     One-to-four family. . . . . . . . .    81,436          36.41         61,023          29.66

     Multi-family. . . . . . . . . . . .    14,514           6.49         13,239           6.43

     Commercial. . . . . . . . . . . . .    22,316           9.97         21,195          10.30

    Construction or
      development. . . . . . . . . . . .     2,886           1.29          3,360           1.63

     Mortgage-backed securities. . . . .       ---            ---            ---            ---
                                          --------        --------      --------        --------

      Total real estate loans
        and mortgage-backed
        securities . . . . . . . . . . .   121,152         54.16          98,817          48.02

 Consumer. . . . . . . . . . . . . . . .     8,145           3.64          7,755           3.77

 Commercial business . . . . . . . . . .     5,715           2.56          5,779           2.81
                                          --------        --------      --------        --------

    Total adjustable-rate loans
      and mortgage-backed
      securities . . . . . . . . . . . .   135,012          60.36        112,351          54.60
                                          --------        --------      --------        --------

  Total loans and mortgage-
    backed securities. . . . . . . . . .   223,681         100.00%       205,756         100.00%
                                          --------        --------      --------        --------
                                                          --------                      --------


 Less:

   Loans in process. . . . . . . . . . .     1,705                         2,622

   Deferred fees and discounts . . . . .       555                           627

   Allowance for losses on loans . . . .     2,251                         2,166
                                          --------                      --------

    Total loans and mortgage-
      backed securities
      receivable, net. . . . . . . . . .  $219,170                      $200,341
                                          --------                      --------
                                          --------                      --------



  The following schedule illustrates the interest rate sensitivity of the Company's loan and mortgage-backed securities portfolio at December 31, 1997. Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract matures. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.




                                                         Real Estate
                        -------------------------------------------------------------------------
                          One-to-four family and
                              Mortgage-Backed          Multi-family and        Construction or
                                Securities               Commercial               Development
                        --------------------------  ----------------------  ---------------------

                                        Weighted                 Weighted                Weighted
                                         Average                  Average                 Average
                          Amount          Rate      Amount         Rate       Amount       Rate
                        ---------       ---------  ---------     ---------  ---------   ---------
Due During Twelve                                  (Dollars in thousands)
Month Periods
Ending
December 31,

1998(1). . . . . .         $651         6.19%      $4,349         8.80%      $5,973         8.84%

1999 and 2000. . .        1,721         7.46        2,012         8.43        2,015         9.50

2001 and 2002. . .        2,743         8.37        2,570         7.30           59         9.50

2003 and 2007. . .       18,865         7.90        4,709         8.57          284         8.43

2008 and 2022. . .       47,451         7.26       13,022         8.89          183        10.02

2023 and following      114,836         7.04        1,699         8.96          490         7.19
                       --------                  --------                  --------

  Total. . . . . .     $186,267                   $28,361                    $9,004
                       --------                  --------                  --------
                       --------                  --------                  --------





                                                         Commercial
                                 Consumer                 Business                  Total
                        --------------------------  ----------------------  ---------------------
                                        Weighted                 Weighted                Weighted
                                         Average                  Average                 Average
                          Amount          Rate      Amount         Rate       Amount       Rate
                        ---------       ---------  ---------     ---------  ---------   ---------
Due During Twelve
Month Periods
Ending
December 31,
------------

1998(1) . . . . . .      $5,624        10.33%      $7,230         9.39%     $23,827         9.28%

1999 and 2000. . .        6,200         9.58        2,279         9.40       14,227         9.12

2001 and 2002. . .       11,915         9.46        1,925         9.44       19,212         9.01

2003 and 2007. . .        9,402         9.50          564         9.57       33,824         8.47

2008 and 2022. . .        2,022        10.16          187         9.50       62,865         7.71

2023 and following          ---          ---          ---          ---      117,025         7.07
                       --------                  --------                  --------

  Total. . . . . .      $35,163                   $12,185                  $270,980
                       --------                  --------                  --------
                       --------                  --------                  --------



_______________________
(1)  Includes demand loans and loans having no stated maturity.

     As of December 31, 1997, the total amount of loans and mortgage-backed securities due after December 31, 1998, which had predetermined interest rates was $90.2 million, while the total amount of loans and mortgage-backed and related securities due after such date which had floating or adjustable interest rates was $157.0 million.

     Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" market value or 30% for certain residential development loans). At December 31, 1997, the Bank's regulatory loan-to-one borrower limit was $4.9 million. On the same date, the Bank's largest total of loans to one borrower was $3.2 million.

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

     ONE-TO-FOUR FAMILY RESIDENTIAL REAL ESTATE LENDING. The cornerstone of the Company's lending program is the origination of loans secured by mortgages on owner-occupied one-to-four family residences. At December 31, 1997, $157.8 million, or 58.2% of the Company's loan and mortgage-backed securities portfolio, consisted of loans secured by one-to-four family residences. At that date, the average outstanding residential loan balance was approximately $46,100 and the largest outstanding residential loan had a book value of $604,000. Substantially all of the residential loans originated by the Company are secured by properties located in the Company's primary market areas.

     In order to reduce its exposure to changes in interest rates, the Company originates Adjustable Rate Mortgages ("ARM"), subject to market conditions and consumer preference. While the Company continues to originate long term fixed-rate residential loans, the Company has adopted a policy of selling substantially all of such loans in the secondary market except as consistent with its asset/liability management objectives. Currently, the Company retains its fixed-rate residential loans which have terms of 15 years or less, and have a contractual interest rate of 7.00% or greater.

     Most of the Company's fixed-rate loans are originated with terms which conform to secondary market standards (I.E., Federal Home Loan Mortgage Corporation ("FHLMC") standards). Most of the Company's fixed-rate residential loans have contractual terms to maturity of 15 to 30 years. Although, under the Company's current policy, the Company sells most of the fixed-rate loans with terms of more than 15 years, and those which have terms of 15 years or less at a contractual interest rate of less than 7.00%, that it originates, the Company typically retains the servicing of loans that it sells. At December 31, 1997, the Company had $44.6 million of 15 year fixed-rate residential loans and $12.3 million of 30 year fixed-rate residential loans in its portfolio.

     The Company offers ARM loans at rates, terms and fees determined in accordance with market and competitive factors. The Company's current one-to-four family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the ARMs originated by the Company are subject to adjustment at stated intervals based on a margin over a specified index and are subject to annual as well as lifetime adjustment limits. The Company's current ARMs do not permit negative amortization of principal and carry no prepayment penalty. At December 31, 1997, the Company had $58.9 million, $13.3 million, and $28.7 million of one-year, three-year and five-year ARMs, respectively.

     The Company's delinquency experience on its ARMs has generally been similar to that on fixed-rate residential loans. Of the $1.3 million of one-to-four family loans delinquent 60 days or more at December 31, 1997, $1.1 million (or 0.7% of one-to-four family loans) consisted of ARMs and $165,000 (or 0.1% of the Company's one-to-four family loans) represented fixed-rate loans.

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

     The Company, on occasion, originates loans in excess of $214,600 (the FHLMC maximum during 1997). As of December 31, 1997, the Company had 38 residential mortgage loans having an aggregate balance of $10.3 million with original balances in excess of $214,600 ("Jumbo Loans"). The Company's delinquency experience on its Jumbo Loans has been excellent.

     The Company is an approved one-to-four family lender for both the Federal Housing Administration ("FHA") and the Veterans' Administration ("VA"). The Company sells, with servicing released, all FHA and VA loans it originates to other investors. During 1997, five such loans totaling $250,000 were originated and sold. Borrowers are notified at the time of application that their loan will be sold to, and serviced by, a party other than the Company.

     MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The Company also makes multi-family and commercial real estate loans in its primary market areas. At December 31, 1997, the Company had $28.4 million in multi-family and commercial real estate loans, representing 10.5% of the Company's total loan and mortgage-backed securities portfolio. Included in such loans were $3.5 million of participation interests in multi-family and commercial real estate loans which were purchased from other lenders.

     The Company's multi-family portfolio includes loans secured by residential buildings (including university student housing) located primarily in the Company's primary market areas. The Company's commercial real estate portfolio consists of loans on a variety of non-residential properties including nursing homes, churches and other commercial buildings.

     The Company has originated both adjustable and fixed-rate multi-family and commercial real estate loans. Rates on the Company's adjustable-rate multi-family and commercial real estate loans generally adjust in a manner consistent with the Company's ARMs. Multi-family and commercial real estate loans are generally underwritten in amounts of up to 75% of the appraised value of the underlying property.

     The table below sets forth by type of property taken as collateral, the number, loan amount and outstanding balance of the Company's multi-family and commercial real estate loans (including purchased loan participations) at December 31, 1997 and the amounts of such loans which were non-performing or "of concern" at December 31, 1997. The amounts shown do not reflect allowances for losses.

                                                 Original    Outstanding      Amount
                                     Number        Loan       Principal   Non-Performing
                                    of Loans      Amount       Balance    or of Concern
                                    --------     --------    -----------  --------------
                                                 (Dollars in thousands)
Multi-family residential. . .           22        $8,339        $7,480        $1,701
Nursing homes . . . . . . . .            1           990            99           ---
Churches. . . . . . . . . . .           18         2,518         1,626           ---
Motels. . . . . . . . . . . .            2         1,325           829           ---
Agricultural related. . . . .           14         1,006           934           181
Industrial and warehouse. . .           39        16,245        12,417            74
Retail. . . . . . . . . . . .           18         2,624         1,922           181
Office. . . . . . . . . . . .            7         1,837         1,141           ---
Other . . . . . . . . . . . .           22         2,617         1,913           175
                                   -------       -------       -------       -------
  Total . . . . . . . . . . .          143       $37,501       $28,361        $2,312
                                   -------       -------       -------       -------
                                   -------       -------       -------       -------

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

     The following table presents information regarding the Bank's multi-family and commercial real estate loan participations at December 31, 1997. At December 31, 1997, the Bank had $1.1 million of purchased loans and participation interests in one-to-four family loans.

                                                                                                              Amount
                                                                 Original     Outstanding     Unfunded         Non-
                                 Month of    Original Loan    Participation   Balance at    Commitment at   Performing
Type of Security/Location      Origination      Amount            Amount     Dec. 31, 1997  Dec. 31, 1997  or of Concern
-------------------------      -----------   -------------    -------------  -------------  -------------  -------------
                                            (Dollars in thousands)
APARTMENT BUILDINGS:
 Pleasant Hills, California     09/10/86        $11,900           $726           $658           $---           $---
 Santa Ana, California          08/26/86         13,750            839            753            ---            ---
 Everett, Washington            09/12/86          5,500          1,375          1,144            ---          1,144
MOTELS:
 Gainesville, Florida           12/19/88          1,350            675            270            ---            ---
 Spring Lake, North Carolina    12/19/88          1,300            650            558            ---            ---
NURSING HOME:
 Arlington Heights, Illinois    03/01/73          1,980            990             99            ---            ---
                                                                              -------        -------        -------
                                                                               $3,482         $  ---         $1,144
                                                                              -------        -------        -------
                                                                              -------        -------        -------

     The purchase of loan participations involves the same risks as the origination of the same type of loans as well as additional risks related to the purchaser's lower level of control over the origination and subsequent administration of the loan. Also, most of the loan participations currently on the Company's books are on projects located out-of-state. Out-of-state investments are considered to carry a higher degree of risk due to the difficulty of monitoring such investments.

     COMMERCIAL BUSINESS LENDING. Federally chartered savings institutions, such as the Bank, are authorized to make secured or unsecured loans and issue letters of credit for commercial, corporate, business and agricultural purposes and to engage in commercial leasing activities, up to a maximum of 20% of total assets. However, any amount exceeding 10% of total assets must represent small business loans as defined by the OTS.

     In order to increase the proportion of interest rate sensitive and relatively high yielding loans in its portfolio, and as a part of its effort to provide more comprehensive financial services in the communities serviced by its offices, the Company originates secured and unsecured commercial loans to local businesses. Currently, the Company's commercial business lending activities encompass loans with a broad variety of purposes including working capital, accounts receivable, inventory, equipment and agriculture. The Company does not have any energy or foreign loans.

     At December 31, 1997, the Company had $12.2 million in commercial business loans outstanding (representing 4.5% of the Company's total loan and mortgage-backed securities portfolio) with additional commercial business loan commitments totaling $7.5 million, most of which were undrawn lines of credit. In addition, at December 31, 1997, the Company had thirteen letters of credit outstanding, in an aggregate amount of $1.2 million. Most of the Company's commercial business loans have terms to maturity of five years or less and adjustable or floating interest rates. At December 31, 1997, the Company had fourteen commercial business loans with balances of $200,000 or more, in an aggregate amount of $6.2 million.

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

     The following table sets forth information regarding the number and amount of the Company's commercial business loans and the amounts of such loans which were non-performing and "of concern" as of December 31, 1997.

                                                 Total       Outstanding      Amount
                                     Number      Loan         Principal   Non-Performing
                                    of Loans   Commitment      Balance    or of Concern
                                    --------   ----------    -----------  --------------
                                                 (Dollars in thousands)
SECURED LOANS:
 Accounts receivable. . . . .            6          $499          $336           $30
 Inventory. . . . . . . . . .           17           907           583            82
 Equipment. . . . . . . . . .           47         2,560         1,856            28
 Other business assets. . . .            5         1,450           535           ---
 Stocks and bonds . . . . . .           10           961           859           ---
 Heavy duty vehicles. . . . .           55         2,465         1,716            43
 Other motor vehicles . . . .           11         1,135           469           ---
 Crops. . . . . . . . . . . .            4         1,071           555           ---
 Life insurance . . . . . . .            3            86            51           ---
 Stand-by letters of credit .            8         1,055           ---           ---
 Beneficial interest in
   real estate trust. . . . .           30         5,968         4,037           111
UNSECURED LOANS . . . . . . .           52         1,731         1,188            72
UNSECURED STAND-BY
  LETTERS OF CREDIT . . . . .            5           185           ---           ---
                                   -------       -------       -------       -------
 Total commercial
   business loans . . . . . .          253       $20,073       $12,185        $  366
                                   -------       -------       -------       -------
                                   -------       -------       -------       -------

     CONSUMER LENDING. Management believes that offering consumer loan products helps to expand the Company's customer base and to create stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and/or adjustable-rates and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. The Company currently originates substantially all of its consumer loans in its market areas. At December 31, 1997, the Company's consumer loans totaled $35.2 million or 13.0% of the Company's loan and mortgage-backed securities portfolio.

     The Company offers a variety of secured consumer loans, including home equity and home improvement loans, education loans (which carry a guaranty from a State agency), loans secured by savings deposits, mobile home and automobile loans. Although the Company primarily originates consumer loans secured by real estate, deposits or other collateral, the Company also makes unsecured personal loans. In addition, the Company offers unsecured consumer loans through its Visa and MasterCard credit card programs.

     The Company offers mobile home loans in order to provide affordable housing. All of the Company's mobile home loans have been originated with fixed-rates of interest and are generally made in amounts of up to a maximum of 90% of the buyer's cost. As of December 31, 1997, mobile home loans totaled $3.3 million or approximately 1.2% of the Company's gross loan and mortgage-backed securities portfolio.

     The Company also offers student loans in compliance with the guidelines established by the Federal Family Education Loan Program. Historically, such loans were 100% guaranteed as to principal and interest by the Illinois Student Assistance Commission. Loans originated after October 1, 1993, however, are 100% guaranteed as to interest and 98% guaranteed as to principal. As of December 31, 1997, the Company held $825,000 of such loans, which represents 0.3% of the Company's loan and mortgage-backed securities portfolio.

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

     Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. The greater risk inherent in consumer loans has been emphasized by recent nationwide increases in personal bankruptcies. Although the level of delinquencies in the Company's consumer loan portfolio has generally been low (at December 31, 1997, $399,000, or approximately 1.1% of the consumer loan portfolio was 90 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

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

At December 31, 1997, the Company had $2.1 million of residential construction loans and $98,000 of lot loans to borrowers intending to live in the properties upon completion of construction.

     On occasion, the Company also originates construction loans to builders and developers for the construction of one-to-four family residences, multi-family residences and commercial real estate and the acquisition and development of one-to-four family lots in the Company's primary market areas. Construction loans to builders of one-to-four family residences generally carry terms of up to one year and may provide for the payment of interest and loan fees from loan proceeds. At December 31, 1997, the Bank had approximately $2.1 million in loans to builders of residences, and $1.4 million in loans on commercial construction. In addition, on the same date, the Company had $3.3 million of subdivision loans to developers for the development of one-to-four family lots.

     Most of the Company's construction loans have been originated with fixed rates and terms of 12 months or less. Construction loans to owner occupants are generally made in amounts of up to a maximum loan-to-value ratio of 80% (75% in the case of commercial real estate). The Company's construction loans to persons other than owner occupants generally involve larger principal balances than do its one-to-four family residential loans. At December 31, 1997, only three of the Company's construction loans had a principal balance in excess of $500,000. The total principal balances of these loans was $2.5 million.

     The table below sets forth by type of security property the number and amount of the Company's construction loans at December 31, 1997.

                                                  Total      Outstanding      Amount
                                     Number        Loan       Principal   Non-Performing
                                    of Loans    Commitment     Balance    or of Concern
                                    --------    ----------   -----------  --------------
                                                 (Dollars in thousands)
One-to-four family
  residential . . . . . . . .           17        $7,269        $4,633        $  546
Land acquisition and
  development . . . . . . . .           28         4,121         3,074           438
Church. . . . . . . . . . . .            3           727           725           ---
Retail and Industrial . . . .            3           583           572           ---
                                   -------       -------       -------       -------
     Total. . . . . . . . . .           51       $12,700        $9,004        $  984
                                   -------       -------       -------       -------
                                   -------       -------       -------       -------

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

     Consistent with the Company's asset/liability management strategy, the Company sells a majority of its 30-year, fixed-rate loan production, and its 15-year, fixed-rate loan production carrying an interest rate of less than 7.00%, in the secondary market. The Company's recent sales have been made through sales contracts entered into after the Company has committed to fund the loan. The Company attempts to limit any interest rate risk created by forward commitments by limiting the number of days between the commitment and closing, charging fees for commitments and limiting the amounts of its uncovered commitments outstanding at any one time.

     When loans have been sold, the Company virtually always retains the responsibility for servicing such loans. At December 31, 1997, excluding mortgage-backed securities, approximately $4.6 million of the Company's loan portfolio consisting of purchased loans and purchased participations was serviced by others and the Company serviced $37.0 million of loans for others. During the year ended December 31, 1997, the Company received fee income of $83,000 in connection with loans serviced for others.

     The following table shows the loan origination, purchase and repayment activities of the Company for the periods indicated.

                                                              Year Ended December 31,
                                                   -------------------------------------------
                                                        1997           1996           1995
                                                   -------------------------------------------
                                                              (Dollars in thousands)
ORIGINATIONS BY TYPE:
 Adjustable-Rate:
   Real estate - one-to-four family . . .            $20,180        $21,433        $26,494
               - multi-family . . . . . .                ---            ---          2,100
               - commercial . . . . . . .              8,911          7,745          4,417
   Non-real estate - consumer . . . . . .             16,521         13,536         10,137
                   - commercial business.              8,085          6,767          6,644
                                                     -------        -------        -------
         Total adjustable-rate. . . . . .             53,697         49,481         49,792
 Fixed-Rate:
   Real estate - one-to-four family . . .             20,354         13,728          6,657
               - multi-family . . . . . .                ---            ---            ---
               - commercial . . . . . . .              3,757          1,829          1,126
 Non-real estate - consumer . . . . . . .             13,470         14,525         13,395
                 - commercial business. .              2,870          2,336          2,717
                                                     -------        -------        -------
      Total fixed-rate. . . . . . . . . .             40,451         32,418         23,895
      Total loans originated. . . . . . .             94,148         81,899         73,687

PURCHASES:
  Real estate - one-to-four family. . . .                ---            ---              3
                - commercial. . . . . . .                260          1,120            375
  Non-real estate - consumer. . . . . . .                ---            ---            ---
                     - commercial business             1,920            ---            ---
                                                     -------        -------        -------
           Total loans. . . . . . . . . .              2,180          1,120            378
 Mortgage-backed securities . . . . . . .                ---         12,999         34,707
                                                     -------        -------        -------
           Total purchased. . . . . . . .              2,180         14,119         35,085
                                                     -------        -------        -------

SALES AND REPAYMENTS:
Sales:
  Real estate - one-to-four family. . . .              6,565          4,834          2,246
                - commercial. . . . . . .                ---            ---            ---
  Non-real estate - consumer. . . . . . .                493            792          1,129
                  - commercial business .                ---            ---            ---
  Loans sold with branch. . . . . . . . .                ---          3,845            ---
                                                     -------        -------        -------
          Total loans . . . . . . . . . .              7,058          9,471          3,375
  Mortgage-backed securities. . . . . . .                ---          4,913            ---
                                                     -------        -------        -------
          Total sales . . . . . . . . . .              7,058         14,384          3,375
  Principal repayments. . . . . . . . . .             89,386         79,269         57,159
                                                     -------        -------        -------
          Total reductions. . . . . . . .             96,444         93,653         60,534
  Increase (decrease) in other items, net             (2,091)            11         (1,108)
                                                     -------        -------        -------
          Net increase (decrease) . . . .            $(2,207)      $  2,376        $47,130
                                                     -------        -------        -------
                                                     -------        -------        -------

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

     Delinquencies in the Company's commercial business loan portfolio are handled on a case-by-case basis under the direction of the chief lending officer. Generally, personal contact is made with the borrower when the loan is 15 days past due. Depending on the nature of the loan and the type of collateral, if any, securing the loan, the Company may negotiate and accept a modified payment program or take such other actions as the circumstances warrant.

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

     The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of type at December 31, 1997.

                                                Loans Delinquent For:
                      -------------------------------------------------------------------               Total 60 Days or More
                                 60-89 Days                         90 Days and Over                         Delinquent
                      ------------------------------         ----------------------------         --------------------------------
                                                  Percent                            Percent                              Percent
                                                  of Loan                            of Loan                              of Loan
                           Number     Amount     Category      Number     Amount     Category      Number     Amount     Category
                           ------     ------     --------      ------     ------     --------      -=----     ------     --------
                                                             (Dollars in thousands)
Real Estate:
  One-to-four family          3        $641       0.41%          13        $659       0.42%          16      $1,300       0.83%
  Multi-family. . .         ---         ---         ---           1         556        7.43           1         556        7.43
  Commercial. . . .           2         322        1.54           5         280        1.34           7         602        2.88
  Construction and
    development . .         ---         ---         ---           6         903       10.03           6         903       10.03

Consumer. . . . . .          24         198        0.56          51         399        1.14          75         597        1.70
Commercial business           1         111        0.91           2          19        0.16           3         130        1.07
                        -------     -------                 -------     -------                 -------     -------
       Total. . . .          30      $1,272        0.52          78      $2,816        1.16         108      $4,088        1.68
                        -------     -------                 -------     -------                 -------     -------
                        -------     -------                 -------     -------                 -------     -------

     The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of type at December 31, 1996.

                                                Loans Delinquent For:
                      -------------------------------------------------------------------               Total 60 Days or More
                                 60-89 Days                         90 Days and Over                         Delinquent
                      ------------------------------         ----------------------------         --------------------------------
                                                  Percent                            Percent                              Percent
                                                  of Loan                            of Loan                              of Loan
                           Number     Amount     Category      Number     Amount     Category      Number     Amount     Category
                           ------     ------     --------      ------     ------     --------      -=----     ------     --------
                                                             (Dollars in thousands)
Real Estate:
  One-to-four
    family. . . . .           6        $179        0.12%         12        $524        0.35%         18        $703        0.47%
  Multi-family. . .         ---         ---         ---           1         557        3.93           1         557        3.93
  Commercial. . . .         ---         ---         ---           6       2,401        8.36           6       2,401        8.36
  Construction and
    development . .           2         163        2.95           2         170        3.08           4         333        6.03



Consumer. . . . . .          19         138        0.45          38         177        0.58          57         315        1.03
Commercial
  business. . . . .         ---         ---         ---           1          45        0.45           1          45        0.45
                        -------     -------                 -------     -------                 -------     -------
       Total. . . .          27        $480        0.20          60      $3,874        1.63          87      $4,354        1.83
                        -------     -------                 -------     -------                 -------     -------
                        -------     -------                 -------     -------                 -------     -------

     CLASSIFICATION OF ASSETS. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets:
Substandard, Doubtful and Loss. The regulations have also created a Special Mention category, consisting of assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified Loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the Regional Director of the OTS. On the basis of management's review of its assets, at December 31, 1997, on a net basis, the Company had classified $1.7 million of its assets as Special Mention, $4.7 million as Substandard and $35,000 as Loss. No assets were classified as Doubtful at December 31, 1997. The Company's classified assets consist of the non-performing loans and loans and other assets of concern discussed herein.

     NON-PERFORMING ASSETS. The following table sets forth the amounts and categories of non-performing assets of the Company. Loans are reviewed quarterly and any loan whose collectibility is doubtful is placed on non-accrual status. Real estate loans are placed on non-accrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, collectibility is considered highly probable and collection efforts are in progress, in which case interest would continue to accrue. At December 31, 1997, there were 59 loans with outstanding principal balances totaling $1.3 million which were 90 days or more past due and continuing to accrue interest.

     Interest accrued and unpaid at the time a consumer loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. For all years presented, the Company had no troubled debt restructurings other than those included in the non-performing assets table. Foreclosed assets include assets acquired in settlement of loans. The loan and foreclosed asset amounts shown are stated net of the specific reserves which have been established against such assets.

                                                                                December 31,
                                                      ------------------------------------------------------------------
                                                       1997           1996           1995           1994           1993
                                                      ------         ------         ------         ------         ------
                                                                            (Dollars in thousands)
Non-accruing loans:
  One-to-four family(1) . . . . . . . . . . . . .       $659           $524           $516           $485           $298
  Multi-family. . . . . . . . . . . . . . . . . .        ---            ---            ---            557            ---
  Commercial. . . . . . . . . . . . . . . . . . .        207          1,396            111            111            116
  Construction and development. . . . . . . . . .        669            ---            ---            ---            ---
  Consumer. . . . . . . . . . . . . . . . . . . .        ---            ---            ---            ---            ---
  Commercial business . . . . . . . . . . . . . .        ---            ---            ---            ---            ---
                                                      ------         ------         ------         ------         ------
     Total. . . . . . . . . . . . . . . . . . . .      1,535          1,920            627          1,153            414
                                                      ------         ------         ------         ------         ------

Accruing loans delinquent more
 than 90 days:
  One-to-four family(1) . . . . . . . . . . . . .        ---            ---            ---            ---            ---
  Multi-family. . . . . . . . . . . . . . . . . .        556            557            557            296            ---
  Commercial. . . . . . . . . . . . . . . . . . .         73          1,005            ---            ---            ---
  Construction and development. . . . . . . . . .        234            170            169            ---            ---
  Consumer. . . . . . . . . . . . . . . . . . . .        399            177            108            133            113
  Commercial business . . . . . . . . . . . . . .         19             45            ---            ---            ---
                                                      ------         ------         ------         ------         ------
     Total. . . . . . . . . . . . . . . . . . . .      1,281          1,954            834            429            113
                                                      ------         ------         ------         ------         ------

Foreclosed assets:
  One-to-four family. . . . . . . . . . . . . . .        ---             96             84             27            132
  Multi-family. . . . . . . . . . . . . . . . . .        ---            ---            675            579            448
  Commercial. . . . . . . . . . . . . . . . . . .      1,317             69             69             73            251
  Construction and development. . . . . . . . . .        ---            ---            ---            ---            ---
  Consumer. . . . . . . . . . . . . . . . . . . .          3            ---            ---             16             15
  Commercial business . . . . . . . . . . . . . .        ---            ---            ---            ---            ---
                                                      ------         ------         ------         ------         ------
     Total foreclosed assets. . . . . . . . . . .      1,320            193            828            695            846
                                                      ------         ------         ------         ------         ------

Troubled debt restructuring
  Real estate:
  One-to-four family. . . . . . . . . . . . . . .        209            ---            ---            ---            ---
                                                      ------         ------         ------         ------         ------
     Total troubled debt restructuring. . . . . .        209            ---            ---            ---            ---
                                                      ------         ------         ------         ------         ------

Total non-performing assets . . . . . . . . . . .     $4,345         $4,067         $2,289         $2,277         $1,373
                                                      ------         ------         ------         ------         ------
                                                      ------         ------         ------         ------         ------
Total as a percentage of total
  assets. . . . . . . . . . . . . . . . . . . . .      1.27%          1.16%          0.64%          0.75%          0.49%
                                                      ------         ------         ------         ------         ------
                                                      ------         ------         ------         ------         ------

--------------------------------
(1)  Includes loans held for sale.


     For the year ended December 31, 1997 and the year ended December 31, 1996, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $33,215 and $37,648, respectively. The amount that was included in interest income on such loans was $48,240 and $29,147 for the year ended December 31, 1997 and the year ended December 31, 1996, respectively.

     The Company's non-performing assets at December 31, 1997 included the following: (i) an automobile dealership in Kankakee, Illinois; (ii) an apartment complex in Kankakee, Illinois; (iii) a residential subdivision in Bourbonnais, Illinois; (iv) a residential subdivision in Champaign, Illinois; and (v) a commercial retail building in Champaign, Illinois.

     LOAN LOSS RESERVE ANALYSIS. The following table sets forth an analysis of the Company's allowance for loan losses.


                                                                                 Year Ended
                                                                                December 31,
                                                      ------------------------------------------------------------------
                                                       1997           1996           1995           1994           1993
                                                      ------         ------         ------         ------         ------
                                                                            (Dollars in thousands)
Balance at beginning of period. . . . . . . . . .     $2,360         $2,388         $2,251         $2,165         $2,391

Charge-offs:
  One-to-four family. . . . . . . . . . . . . . .        ---            ---            ---             31             20
  Multi-family. . . . . . . . . . . . . . . . . .        ---            ---            ---            108            176
  Commercial real estate. . . . . . . . . . . . .        ---            ---            ---             17            ---
  Construction. . . . . . . . . . . . . . . . . .        160            ---            ---            ---            ---
  Consumer. . . . . . . . . . . . . . . . . . . .        136            125             59             74            106
  Commercial business . . . . . . . . . . . . . .        ---              1            ---             15            364
                                                      ------         ------         ------         ------         ------
                                                         296            126             59            245            666
                                                      ------         ------         ------         ------         ------

Recoveries:
  One-to-four family. . . . . . . . . . . . . . .        ---            ---            ---            ---            ---
  Multi-family. . . . . . . . . . . . . . . . . .        ---            ---            ---            ---            ---
  Commercial real estate. . . . . . . . . . . . .        ---            ---            ---            ---            ---
  Construction. . . . . . . . . . . . . . . . . .        ---            ---            ---            ---            ---
  Consumer. . . . . . . . . . . . . . . . . . . .         33             56             20             33             20
  Commercial business . . . . . . . . . . . . . .        ---            ---              3              2            ---
                                                      ------         ------         ------         ------         ------
                                                          33             56             23             35             20
                                                      ------         ------         ------         ------         ------

Net charge-offs . . . . . . . . . . . . . . . . .       (263)           (70)           (36)          (210)          (646)
Additions charged to operations . . . . . . . . .         33             42            173            296            420
                                                      ------         ------         ------         ------         ------
Balance at end of period. . . . . . . . . . . . .     $2,130         $2,360         $2,388         $2,251       $  2,165
                                                      ------         ------         ------         ------         ------
                                                      ------         ------         ------         ------         ------

Ratio of net charge-offs during the
  period to average loans
  outstanding during the period . . . . . . . . .      0.11%          0.03%          0.02%          0.11%          0.36%
                                                      ------         ------         ------         ------         ------
                                                      ------         ------         ------         ------         ------

Ratio of net charge-offs during the
  period to average non-
  performing assets . . . . . . . . . . . . . . .      6.25%          2.20%          1.58%         11.51%         40.90%
                                                      ------         ------         ------         ------         ------
                                                      ------         ------         ------         ------         ------


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




                                                                December 31,
                              ----------------------------------------------------------------------------------
                                       1997                         1996                         1995
                              -----------------------      -----------------------       -----------------------
                                          Percent of                   Percent of                    Percent of
                                           Loans in                     Loans in                      Loans in
                                             Each                         Each                          Each
                                          Category to                  Category to                   Category to
                              Amount      Total Loans      Amount      Total Loans       Amount      Total Loans
                              ------      -----------      ------      -----------       ------      -----------
                                                          (Dollars in thousands)
One-to-four
  family. . . . . . . . .    $  521          65.06%        $  408          62.71%        $  403          62.74%

Multi-family. . . . . . .       172           3.09            451           5.94            437           6.18

Commercial real
  estate. . . . . . . . .       444           8.61            496          12.04            561          12.07

Construction. . . . . . .       150           3.71            294           2.32            272           3.52

Consumer. . . . . . . . .       215          14.50            185          12.82            170          11.56

Commercial
  business. . . . . . . .       352           5.03            276           4.17            259           3.95

 Unallocated. . . . . . .       276            ---            250            ---            286            ---
                             ------         ------         ------         ------         ------         ------

      Total . . . . . . .    $2,130         100.00%        $2,360         100.00%        $2,388         100.00%
                             ------         ------         ------         ------         ------         ------
                             ------         ------         ------         ------         ------         ------



                                       1994                         1993
                              -----------------------      -----------------------
                                          Percent of                   Percent of
                                           Loans in                     Loans in
                                             Each                         Each
                                          Category to                  Category to
                              Amount      Total Loans      Amount      Total Loans
                              ------      -----------      ------      -----------
                                                          (Dollars in thousands)
One-to-four
  family. . . . . . . . .      $506          62.92%          $299          62.11%

Multi-family. . . . . . .       460           6.70            399           6.76

Commercial real
  estate. . . . . . . . .       470          14.34            519          12.88

Construction. . . . . . .       424           2.70            264           5.66

Consumer. . . . . . . . .       150           9.63            135           8.71

Commercial
  business. . . . . . . .       241           3.71            234           3.88

Unallocated . . . . . . .       ---            ---            315            ---
                             ------         ------         ------         ------

      Total . . . . . . .    $2,251         100.00%        $2,165         100.00%
                             ------         ------         ------         ------
                             ------         ------         ------         ------

INVESTMENT ACTIVITIES

     The Company has traditionally invested in U.S. government securities and agency obligations of both long and short terms to supplement its lending activities. During recent years, the Company has refocused its investment activities on short and medium term securities, although the Company has retained a number of longer term securities in its portfolio which are held for investment. In addition, from time to time, the Bank has acquired securities for trading purposes. The Company's securities held for trading are recorded on the Company's books at market value. At December 31, 1997, the Bank did not own any securities of a single issuer which exceeded 10% of the Bank's stockholder's equity, other than U.S. Government or federal agency obligations.

     The Company is required by federal regulations to maintain a minimum amount of liquid assets that may be invested in specified securities and is also permitted to make certain other securities investments. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of December 31, 1997, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 13.7% as compared to the OTS requirement of 4%.

     The following table sets forth the composition of the Company's investment portfolio at the dates indicated.


                                                                                December 31,
                                                  -----------------------------------------------------------------------
                                                           1997                     1996                    1995
                                                  ---------------------    ---------------------    ---------------------
                                                    Book         % of        Book         % of        Book         % of
                                                    Value        Total       Value        Total       Value        Total
                                                    -----        -----       -----        -----       -----        -----
                                                                          (Dollars in thousands)
Investment Securities (1):
  U.S. government securities . . . . . . . .      $ 7,587        19.33%    $ 9,628        17.87%    $12,961        25.98%
  Federal agency obligations . . . . . . . .       28,876        73.56      41,386        76.82      34,426        69.01
  Municipal bonds. . . . . . . . . . . . . .           70         0.18          72         0.13          75         0.15
  Non-marketable equity securities . . . . .          501         1.28         501         0.93         551         1.11
  Mutual fund shares . . . . . . . . . . . .          360         0.92         331         0.62         324         0.65
                                                  -------       ------     -------       ------     -------       ------
    Subtotal . . . . . . . . . . . . . . . .       37,394        95.27      51,918        96.37      48,337        96.90
FHLB Stock . . . . . . . . . . . . . . . . .        1,856         4.73       1,956         3.63       1,546         3.10
                                                  -------       ------     -------       ------     -------       ------
    Total investment securities and FHLB
     stock . . . . . . . . . . . . . . . . .      $39,250       100.00%    $53,874       100.00%    $49,883       100.00%
                                                  -------       ------     -------       ------     -------       ------
                                                  -------       ------     -------       ------     -------       ------

Average remaining life or term to repricing of
   investment securities excluding FHLB stock
   and non-marketable securities . . . . . .    52 months                64 months                45 months

Other Interest-Earning Assets:
   Federal funds sold. . . . . . . . . . . .       $8,575        38.91%   $  7,985        55.59%    $13,090        59.19%
   Money market funds. . . . . . . . . . . .        5,067        22.99       4,883        33.99       3,755        16.98
   FHLB overnight investments. . . . . . . .        6,793        30.83       1,446        10.07       4,982        22.53
   Certificates of deposit . . . . . . . . .        1,602         7.27          50         0.35         288         1.30
                                                  -------       ------     -------       ------     -------       ------

      Total. . . . . . . . . . . . . . . . .      $22,037       100.00%    $14,364       100.00%    $22,115       100.00%
                                                  -------       ------     -------       ------     -------       ------
                                                  -------       ------     -------       ------     -------       ------


---------------------
(1)  Includes securities available-for-sale.

     The composition and maturities of the investment securities portfolios, excluding Federal Home Loan Bank of Chicago ("FHLB of Chicago") stock and non-marketable equity securities at December 31, 1997, are indicated in the following table.


                                                                 At December 31, 1997
                                   ----------------------------------------------------------------------------------------
                                    Less Than         1 to 5           5 to 10          Over               Total Investment
                                     1 Year            Years            Years          10 Years               Securities
                                   ----------       ----------       ----------      ----------            ----------------
                                   Book Value       Book Value       Book Value      Book Value               Book Value
                                   ----------       ----------       ----------      ----------               ----------
                                                      (Dollars in thousands)
Securities available-for-
  sale:
U.S. government
 securities......                    $2,023          $ 5,564         $   ---         $   ---                    $ 7,587
Federal agency
 obligations.....                     5,966           10,852           7,102           4,956                     28,876
Mutual fund
 shares......                           360              ---             ---             ---                        360
                                     ------          -------         -------         -------                    -------
Total ......                         $8,349          $16,416         $ 7,102         $ 4,956                    $36,823
                                     ------          -------         -------         -------                    -------
                                     ------          -------         -------         -------                    -------

Weighted average
 yield..........                      5.39%            5.82%            6.80%           7.12%                      6.09%
                                     ------          -------         -------         -------                    -------
                                     ------          -------         -------         -------                    -------

SECURITIES HELD-TO-
  MATURITY:
Municipal Bonds                      $  ---          $   ---         $   ---         $    70                    $    70
                                     ------          -------         -------         -------                    -------
                                     ------          -------         -------         -------                    -------

Weighted average
 yield...........                       ---%             ---%            ---%           6.74%                      6.74%
                                     ------          -------         -------         -------                    -------
                                     ------          -------         -------         -------                    -------


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

     The following table sets forth the savings flows at the Company during the periods indicated:



                                              Year Ended December 31,
                                    ----------------------------------------
                                       1997            1996           1995
                                    --------         --------       --------
                                             (Dollars in thousands)
Opening balance. . . . . . .        $277,348         $286,080       $265,570

Deposits . . . . . . . . . .         533,933          562,775        517,300

Withdrawals. . . . . . . . .         541,843          573,994        522,551

Purchased deposits . . . . .             ---              ---         16,071

Sold deposits. . . . . . . .             ---           (8,608)           ---

Increase (decrease)
  before  interest
  credited . . . . . . . . .          (7,910)         (19,827)        10,820

Interest credited. . . . . .          10,584           11,095          9,690
                                    --------         --------       --------


Ending balance . . . . . . .        $280,022         $277,348       $286,080
                                    --------         --------       --------
                                    --------         --------       --------


Net increase (decrease). . .        $  2,674         $ (8,732)      $ 20,510
                                    --------         --------       --------
                                    --------         --------       --------


Percent increase (decrease).            0.96%           (3.05)%         7.72%
                                    --------         --------       --------
                                    --------         --------       --------


     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company at the dates indicated.


                                                                          December 31,
                                        -------------------------------------------------------------------------------
                                                1997                         1996                           1995
                                        -------------------          --------------------          --------------------
                                                    Percent                       Percent                       Percent
                                                       of                            of                            of
                                          Amount     Total             Amount      Total             Amount      Total
                                          ------     -----             ------      -----             ------      -----
Transaction and Savings                                            (Dollars in thousands)
Deposits(1):
------------
Commercial Demand
 0%. . . . . . . . . . .                $  9,720      3.47%          $  7,644       2.76%           $  7,850      2.75%
Savings Accounts
  2.66%. . . . . . . . .                  50,727     18.12             51,966      18.74              53,760     18.79
NOW Accounts
  3.47%. . . . . . . . .                  32,759     11.70             34,756      12.53              34,842     12.18

Money Market Accounts
  2.83%. . . . . . . . .                   6,699      2.39              6,612       2.38               8,937      3.12
                                        --------    ------           --------     ------            --------    ------

Total Non-Certificates
                                          99,905     35.68            100,978      36.41             105,389     36.84
                                        --------    ------           --------     ------            --------    ------

Certificates:
-------------

 0.00 - 3.99%. . . . . .                     ---       ---                  3       0.00               1,325      0.46
 4.00 - 4.99%. . . . . .                   2,561      0.91              6,560       2.37              15,528      5.43
 5.00 - 5.49%. . . . . .                  41,636     14.87             65,714      23.69              40,919     14.31
 5.50 - 5.99%. . . . . .                 103,602     37.00             64,930      23.41              45,292     15.83
 6.00 - 7.99%. . . . . .                  32,025     11.44             38,666      13.94              76,729     26.82
 8.00 - 9.99%. . . . . .                      97      0.03                273       0.10                 572      0.20
10.00 and over . . . . .                     ---       ---                ---        ---                 ---       ---
                                        --------    ------           --------     ------            --------    ------

Total Certificates . . .                 179,921     64.25            176,146      63.51             180,365     63.05
                                        --------    ------           --------     ------            --------    ------
Accrued Interest . . . .                     196      0.07                224       0.08                 326      0.11
                                        --------    ------           --------     ------            --------    ------

Total Deposits . . . . .                $280,022    100.00%          $277,348     100.00%           $286,080    100.00%
                                        --------    ------           --------     ------            --------    ------
                                        --------    ------           --------     ------            --------    ------


(1) RATES ON TRANSACTION AND SAVINGS DEPOSITS ARE THOSE IN EFFECT ON DECEMBER 31, 1997.

     THE FOLLOWING TABLE SHOWS RATE AND MATURITY INFORMATION FOR THE COMPANY'S CERTIFICATES OF DEPOSIT AS OF DECEMBER 31, 1997.


                            0.00-         5.00-          5.50-          6.00-                                           Percent
                            4.99%         5.49%          5.99%          7.99%         8% and Over        Total          of Total
                            -----         -----          -----          -----         -----------        -----          --------
                                                       (Dollars in thousands)
Certificate Accounts
Maturing
In Quarter Ending:
------------------
March 31, 1998             $2,410       $22,008         $ 7,828        $ 1,457            $ 49         $ 33,752          18.76%
June 30, 1998                  54        11,976          15,697            564              14           28,305          15.73
September 30, 1998             45         4,612          19,131            712              12           24,512          13.62
December 31, 1998              38           901          27,950            614             ---           29,503          16.40
March 31, 1999                 10         1,076          17,116          1,192              16           19,410          10.79
June 30, 1999                 ---           779           6,110          2,675             ---            9,564           5.31
September 30, 1999            ---           112           2,459          6,392             ---            8,963           4.98
December 31, 1999               1            78           1,325          2,033             ---            3,437           1.91
March 31, 2000                ---           ---           1,317          3,572             ---            4,889           2.72
June 30, 2000                 ---            94             813          3,064             ---            3,971           2.21
September 30, 2000            ---           ---             448          1,189             ---            1,637           0.91
December 31, 2000             ---           ---             529          3,215             ---            3,744           2.08
Thereafter                      3           ---           2,879          5,346               6            8,234           4.58
                           ------       -------        --------        -------            ----         --------         ------


   Total                   $2,561       $41,636        $103,602        $32,025             $97         $179,921         100.00%
                           ------       -------        --------        -------            ----         --------         ------
                           ------       -------        --------        -------            ----         --------         ------

   Percent of total         1.42%        23.14%          57.58%         17.80%            0.06%
                           ------       -------        --------        -------            ----
                           ------       -------        --------        -------            ----

     The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1997.

                                                                  Maturity
                                           -----------------------------------------------------
                                                           Over            Over
                                            3 Months      3 to 6          6 to 12        Over
                                            or Less       Months          Months       12 months       Total
                                            -------       ------          ------       ---------     ---------
                                                               (Dollars in thousands)
Certificates of deposit less
  than $100,000 (1) . . . . . . . .        $29,859        $26,178        $49,156        $58,377       $163,570
Certificates of deposit of
 $100,000 or more (1) . . . . . . .          3,268          1,862          4,159          4,490         13,779

Public funds (2). . . . . . . . . .            625            265            700            982          2,572
                                           -------        -------        -------        -------       --------
Total certificates of
  deposit . . . . . . . . . . . . .        $33,752        $28,305        $54,015        $63,849       $179,921
                                           -------        -------        -------        -------       --------
                                           -------        -------        -------        -------       --------


-----------------------
(1)  Excluding public funds.
(2)  Deposits from governmental and other public entities.


     BORROWINGS. The Company utilizes borrowings primarily for two purposes. The first is to purchase mortgage-backed securities in order to generate additional net interest income and as a method of increasing the leverage on its capital. The second is as part of the management of short term cash requirements. The decision to borrow money to purchase mortgage-backed securities is based on several factors, including the current asset/liability mix, the regulatory capital position of the Bank and the adequacy of available interest rate spreads available in such transactions, subject to the limits on such transactions established by the Board of Directors. Borrowings for such purposes are derived from securities sold under agreements to repurchase and advances from the FHLB of Chicago. Borrowings related to short term cash management are in the form of advances from the FHLB of Chicago. As a member of the FHLB of Chicago, the Company is authorized to apply for advances from the FHLB of Chicago. Each FHLB of Chicago credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Chicago may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. At December 31, 1997, borrowed money totaled $23.5 million, of which $3.2 million was related to securities sold under agreements to repurchase, and $20.3 million was in advances from the FHLB of Chicago. Interest expense on borrowed money totaled $1.5 million during 1997 and $1.7 million during 1996 as the result of these borrowings.

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

     KFS was organized by the Company to provide appraisal services to the Company and others. In addition, since 1983, KFS has offered, on an agency basis, brokerage services to the Company's customers utilizing the services of INVEST Financial Corporation, a registered broker-dealer. Finally, KFS has also invested in an insurance agency. At December 31, 1997, the Company's equity investment in KFS was approximately $963,000. During the year ended December 31, 1997, KFS recorded net consolidated income of $110,000. During the years ended December 31, 1997 and December 31, 1996, gross revenues related to securities and annuities brokerage, appraisal activities and insurance agency activities totaled approximately $173,000, $215,000 and $82,000, and $205,000, $201,000 and $47,000, respectively.

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

     The Company faces substantial competition in attracting deposits from other savings institutions, commercial banks, securities firms, money market and mutual funds, credit unions and other investment vehicles. The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer oriented staff. The Company estimates its market share of savings deposits in the Kankakee and Champaign market areas to be 16.4% and less than 1.0%, respectively.

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

EMPLOYEES

     As of December 31, 1997, the Company had 103 full-time employees and 28 part-time employees. The Company places a high priority on staff development which involves extensive training, including customer service and sales training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Company's employees are represented by any collective bargaining group. The Company offers a variety of employee benefits and management considers its relations with its employees to be excellent.


                              SUPERVISION AND REGULATION

GENERAL

     Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the OTS, the FDIC, the Board of Governors of the FRB, the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

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

RECENT REGULATORY DEVELOPMENTS

     PENDING LEGISLATION. Legislation is pending in the Congress that would eliminate the federal thrift charter by requiring each federal thrift to convert to a national bank or to a state bank or state thrift. Under the pending legislation, any federal thrift that failed to convert to a national or state bank within two years following enactment of the legislation would, by operation of law, become a national bank as of the second anniversary of enactment of the legislation. A converting federal thrift and its holding company would be allowed to retain nonconforming investments and activities following conversion (subject to certain conditions, including, in the case of a holding company, certain restrictions on the ability of the holding company to acquire other depository institutions or to be acquired). The pending legislation would combine the OTS with the Office of the Comptroller of the Currency by the second anniversary of the enactment of the legislation, and would merge the Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF") as of the earlier of January 1, 2000 or the second anniversary of enactment of the legislation. The pending legislation would also allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. At this time, the Company is unable to predict whether the pending legislation will be enacted and, therefore, is unable to predict the impact the pending legislation will have on the operations of the Company and the Bank.

THE COMPANY

     GENERAL. The Company, as the sole shareholder of the Bank, is a savings and loan holding company. As a savings and loan holding company, the Company is registered with, and is subject to regulation by, the OTS under the HOLA. Under the HOLA, the Company is subject to periodic examination by the OTS and is required to file with the OTS periodic reports of its operations and such additional information as the OTS may require.

     INVESTMENTS AND ACTIVITIES. The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from: (i) acquiring control of, or acquiring by merger or purchase of assets, another savings association or savings and loan holding company without the prior written approval of the OTS; (ii) subject to certain exceptions, acquiring more than 5% of the issued and outstanding shares of voting stock of a savings association or savings and loan holding company except as part of an acquisition of control approved by the OTS; or (iii) acquiring or retaining control of a financial institution that does not have FDIC insurance of accounts.

     A savings and loan holding company may acquire savings associations located in more than one state in both supervisory transactions involving failing savings associations and nonsupervisory acquisitions of healthy institutions, subject to the requirement that in any nonsupervisory transaction, the law of the state in which the savings association to be acquired is located must specifically authorize the proposed acquisition, by language to that effect and not merely by implication. State laws vary in the extent to which interstate acquisitions of savings associations and savings and loan holding companies are permitted. Illinois law presently permits savings and loan holding companies located in any state of the United States to acquire savings associations or savings and loan holding companies located in Illinois, subject to certain conditions, including the requirement that the laws of the state in which the acquiror is located permit savings and loan holding companies located in Illinois to acquire savings associations or savings and loan holding companies in the acquiror's state.

     A savings and loan holding company that controls only one savings association subsidiary is generally not subject to any restrictions on the non-banking activities that the holding company may conduct, either directly or through a non-banking subsidiary, so long as the holding company's savings association subsidiary constitutes a qualified thrift lender (SEE "--The Bank--Qualified Thrift Lender Test"). If, however, the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of a particular activity constitutes a serious risk to the financial safety, soundness or stability of its savings association subsidiary, the OTS may require the holding company to cease engaging in the activity (or divest any subsidiary which engages in the activity) or may impose such restrictions on the holding company and the subsidiary savings association as the OTS deems necessary to address the risk, including imposing limitations on
(i) the payment of dividends by the savings association to the holding company,
(ii) transactions between the savings association and its affiliates and (iii) any activities of the savings association that might create a serious risk that liabilities of the holding company and its affiliates may be imposed on the savings association.

     Federal law also prohibits acquisition of "control" of a savings association, such as the Bank, or savings and loan holding company, such as the Company, without prior notice to certain federal bank regulators. "Control" is defined in certain cases as acquisition of 10% of the outstanding shares of a savings association or savings and loan holding company.

     DIVIDENDS. The Delaware General Corporation Law (the "DGCL") allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL), or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, the OTS possesses enforcement powers over savings and loan holding companies to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by savings and loan holding companies.

     FEDERAL SECURITIES REGULATION. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

THE BANK

     GENERAL. The Bank is a federally chartered savings bank, the deposits of which are insured by the SAIF of the FDIC. As a SAIF-insured, federally chartered savings bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OTS, as the chartering authority for federal savings associations, and the FDIC as administrator of the

SAIF. The Bank is also a member of the FHLB System, which provides a central credit facility primarily for member institutions.

     DEPOSIT INSURANCE. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     During the year ended December 31, 1997, SAIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 1998, SAIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

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

     FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the FICO, the entity created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. Such FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a PRO RATA basis. During the year ended December 31, 1997, the FICO assessment rate for SAIF members was approximately 0.063% of deposits while the FICO assessment rate for BIF members was approximately 0.013% of deposits. During the year ended December 31, 1997, the Bank paid FICO assessments totaling $170,000.

     OTS ASSESSMENTS. All federal savings associations are required to pay supervisory fees to the OTS to fund the operations of the OTS. The amount of such supervisory fees is based upon each institution's total assets, including consolidated subsidiaries, as reported to the OTS. During the year ended December 31, 1997, the Bank paid supervisory fees to the OTS totaling $86,000.

     CAPITAL REQUIREMENTS. Pursuant to the HOLA and OTS regulations, savings associations, such as the Bank, are subject to the following minimum capital requirements: a core capital requirement, consisting of a minimum ratio of core capital to total assets of 3%; a tangible capital requirement, consisting of a minimum ratio of tangible capital to total assets of 1.5%; and a risk-based capital requirement, consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must consist of core capital. For purposes of these capital standards, core capital consists primarily of permanent stockholders' equity less intangible assets other than certain supervisory goodwill, certain mortgage servicing rights and certain purchased credit card relationships and less investments in subsidiaries engaged in activities not permitted for national banks; tangible capital is substantially the same as core capital except that all intangible assets other than certain mortgage servicing rights must be deducted; and total capital means core capital plus certain debt and equity instruments that do not qualify as core capital and a portion of the Bank's allowances for loan and leases losses.

     The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the OTS provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit or nontraditional activities.

     During the year ended December 31, 1997, the Bank was not required by the OTS to increase its capital to an amount in excess of the minimum regulatory requirements. As of December 31, 1997, the Bank exceeded its minimum regulatory capital requirements with a core capital ratio of 8.41%, a tangible capital ratio of 8.41% and a risk-based capital ratio of 15.57%.

     The OTS has proposed to amend its regulations to establish a minimum core capital requirement of 3% of total assets for any savings association assigned a composite rating of 1 under the Uniform Financial Institutions Rating System ("UFIRS") as of the association's most recent OTS examination, with a minimum core capital requirement of 4% of total assets for all other savings associations. It is not anticipated that the adoption of this proposal would affect the Bank's ability to comply with the OTS capital requirements.

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

     DIVIDENDS. OTS regulations impose limitations upon all capital distributions by savings associations, including cash dividends. The rule establishes three tiers of institutions. An institution that exceeds all fully phased-in capital requirements before and after the proposed capital distribution (a "Tier 1 Institution") can, after prior notice to, but without the approval of, the OTS, make capital distributions during a calendar year in an aggregate amount of up to the higher of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (I.E., the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent preceding four quarter period. Any additional capital distributions would require prior OTS approval. As of December 31, 1997, the Bank was a Tier 1 Institution.

     The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1997. Further, under applicable regulations of the OTS, the Bank may not pay dividends in an amount which would reduce its capital below the amount required for the liquidation account established in connection with the Bank's conversion from the mutual to the stock form of ownership in 1992. As of December 31, 1997, approximately $10.5 million was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the OTS may prohibit the payment of any dividends by the Bank if the OTS determines such payment would constitute an unsafe or unsound practice.

     The OTS has proposed to amend its regulations governing capital distributions (including cash dividends) by savings associations. The proposed amendment would require prior OTS approval for any capital distribution by a savings association that is not eligible for expedited processing under the OTS's application processing regulations. In order to qualify for expedited processing, a savings association must: (i) have a composite UFIRS rating of 1 or 2; (ii) have a Community Reinvestment Act rating of satisfactory or better;
(iii) have a compliance rating of 1 or 2; (iv) meet all applicable regulatory capital requirements; and (v) not have been notified by the OTS that it is a problem association or an association in troubled condition. Savings associations that qualify for expedited processing would be required to obtain OTS approval prior to making a capital distribution only if the amount of the proposed capital distribution, when aggregated with all other capital distributions during the same calendar year, would exceed an amount equal to the association's year-to-date net income plus its retained net income for the preceding two years. The proposed amendment would continue to require that the OTS be given prior notice of certain types of capital distributions, including any capital distribution by a savings association that, like the Bank, is a subsidiary of a savings and loan holding company.

     INSIDER TRANSACTIONS. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

     SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the guidelines is of such severity that it could threaten the safety and soundness of the institution. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the appropriate federal regulator, would constitute grounds for further enforcement action.

     BRANCHING AUTHORITY. Federally chartered savings associations which qualify as "domestic building and loan associations," as defined in the Internal Revenue Code, or meet the qualified thrift lender test (SEE "--The Bank -- Qualified Thrift Lender Test") have the authority, subject to receipt of OTS approval, to establish branch offices anywhere in the United States, either DE NOVO or through acquisitions of all or part of another financial institution.
If a federal savings association fails to qualify as a "domestic building and loan association," as defined in the Internal Revenue Code, and fails to meet the qualified thrift lender test, the association may branch only to the extent permitted for national banks located in the savings association's home state.
As of December 31, 1997, the Bank qualified as a "domestic building and loan association," as defined in the Internal Revenue Code and met the QTL test.

     QUALIFIED THRIFT LENDER TEST. The HOLA requires every savings association to satisfy a "qualified thrift lender" ("QTL") test. Under the HOLA, a savings association will be deemed to meet the QTL test if it either (i) maintains at least 65% of its "portfolio assets" in "qualified thrift investments" on a monthly basis in nine out of every 12 months or (ii) qualifies as a "domestic building and loan association," as defined in the Internal Revenue Code. For purposes of the QTL test, "qualified thrift investments" consist of mortgage loans, mortgage-backed securities, education loans, small business loans, credit card loans and certain other housing- and consumer-related loans and investments. "Portfolio assets" consist of a savings association's total assets less goodwill and other intangible assets, the association's business properties and a limited amount of the liquid assets maintained by the association pursuant to the liquidity requirements of the HOLA and OTS regulations (SEE "--The Bank--Liquidity Requirements"). A savings association that fails to meet the QTL test must either convert to a bank charter or operate under certain restrictions on its activities and, within one year following the loss of QTL status, the holding company for the savings association will be required to register as, and will be deemed to be, a bank holding company. A savings association that fails the QTL test may requalify as a QTL but it may do so only once. As of December 31, 1997, the Bank satisfied the QTL test, with a ratio of qualified thrift investments to portfolio assets of 89.6%, and qualified as a "domestic building and loan association," as defined in the Internal Revenue Code.

     LIQUIDITY REQUIREMENTS. OTS regulations currently require each savings association to maintain, for each calendar quarter, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to at least 4% of either (i) its liquidity base (I.E., its net withdrawable accounts plus borrowings repayable in 12 months or less) as of the end of the preceding calendar quarter or (ii) the average daily balance of its liquidity base during the preceding calendar quarter. This liquidity requirement may be changed from time to time by the OTS to an amount within a range of 4% to 10% of the liquidity base, depending upon economic conditions and the deposit flows of savings associations. The OTS may also require a savings association to maintain a higher level of liquidity than the minimum 4% requirement if the OTS deems necessary to ensure the safe and sound operation of the association. Penalties may be imposed for failure to meet liquidity ratio requirements. At December 31, 1997, the Bank was in compliance with OTS liquidity requirements, with a liquidity ratio of 13.7%.

     FEDERAL RESERVE SYSTEM. FRB regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $47.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $47.8 million, the reserve requirement is $1.434 million plus 10% of the aggregate amount of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the FRB. The Bank is in compliance with the foregoing requirements. The balances used to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.

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

     The Small Business Job Protection Act of 1996 became law on August 20, 1996. One of the provisions in the new law repealed the special bad debt reserve methods that had existed for thrifts prior to 1996. The Bank is now required to compute reserves on all loans under the experience method. The new law freezes the reserves for bad debts that existed at end of the last tax year beginning before January 1, 1988 and requires the Bank to recapture into taxable income over a six year period the "applicable excess reserve." For the Bank, the applicable excess reserve is approximately $648,000 which represents the difference between the reserve balance at December 31, 1995, and the balance of the reserve at end of the last tax year beginning before January 1, 1988. One-sixth of the applicable excess reserve ($108,000) has been recaptured into taxable income during both 1996 and 1997. Deferred taxes have previously been established on the applicable excess reserve.

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

     In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million. During the years ended December 31, 1995, 1996 and 1997, the Bank was not required to pay alternative minimum tax.

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


                          EXECUTIVE OFFICERS OF THE COMPANY

     The business experience during the past five years with respect to executive officers of the Company and the Bank who do not serve on the Company's Board of Directors is listed below. Each officer is elected annually to serve until his or her successor is elected and qualified, or until he or she is no longer employed by the Company or its subsidiaries or is removed by the Board of Directors. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

     Ronald J. Walters, age 48, is Vice President, Treasurer and Chief Financial Officer of the Company and Senior Vice President, Treasurer and Chief Financial Officer of the Bank, positions he has held since August 1992 and January 1985, respectively. As the Chief Financial Officer of the Bank, Mr. Walters is responsible for the establishment and supervision of the Bank's accounting and data processing activities. Mr. Walters joined the Bank in 1984 as Controller and Chief Financial Officer, was named Treasurer in 1985, and promoted to Senior Vice President in 1996. Mr. Walters is a certified public accountant.

     David B. Cox, age 59, was elected President of the Bank in 1993, and a Director of the Bank in 1995. Prior to his election as President, Mr. Cox had served as Vice President of Operations for the Bank since 1985. Mr. Cox is responsible for overseeing the day-to-day operation of the Bank. Mr. Cox joined the Bank in 1956 and has held a variety of positions including Assistant Vice President, Branch Manager and Assistant Secretary. Mr. Cox has served as Vice President of the Company since 1992.

     Gerald C. Chantome, age 61, is a Senior Vice President and Chief Lending Officer of the Bank, a position he was appointed to in 1995. Previously he was Vice President of Commercial and Consumer Lending for the Bank, a position he held since 1988. Mr. Chantome is responsible for oversight of the Bank's lending departments. Prior to joining the Bank, from 1981 to 1988, Mr. Chantome served as Senior Vice President and director of City National Bank and Keystone

Bancshares located in Kankakee, Illinois. Mr. Chantome was an employee and officer of City National since 1954.

     Keith M. Roseland, age 48, is a Senior Vice President and Regional Branch Manager of the Bank, a position he was appointed to in 1998. Mr. Roseland is responsible for the operation of the Coal City, Diamond and Braidwood, Illinois branches of the Bank. He had previously served as President, since 1986, of CCNB, which was acquired by the Bank in January, 1998. Mr. Roseland had been with CCNB since 1967.

     Lois Swartz, age 55, has been Vice President of Human Resources of the Bank since January 1993. She is responsible for administering the Human Resources Department and the Company's employee benefit plans and the Company's Training Department. She joined the Bank in 1960.

     Monte S. Crowl, age 33, has been Vice President of Marketing of the Bank since January 1993. He is responsible for the Marketing Department. Prior to joining the Bank in 1989, Mr. Crowl was employed by the Central Bank Corporation, Cincinnati, Ohio, as a marketing representative from August 1987 to August 1989.

     Lois Jean Phelps, age 59, was elected Vice President of Operations in 1994. She is responsible for the day-to-day operations of the Bank. Ms. Phelps has served the Bank in various capacities in Ashkum and Kankakee including head teller, branch manager and assistant secretary since 1977. She was named operations manager in 1993.

     Carol Hoekstra, age 42, was elected a Vice President of the Bank in 1995. She is also an Assistant Secretary of the Company, a position she has held since 1992. Previously, she was an Assistant Vice President of the Bank since 1991. She is responsible for overseeing the day-to-day administration of the Bank's mortgage and consumer lending operations. Ms. Hoekstra first joined the Bank in 1977. She rejoined the Bank in 1991 as consumer loan manager, following her return to the area from Texas where she worked at a commercial bank in consumer lending.

     Robert E. Edwards, age 44, is a Vice President and Senior Trust Officer of the Bank, a position he was appointed to in 1998. Mr. Edwards is responsible for the operations of the Bank's newly established trust department. He has in excess of fifteen years experience in similar positions with financial institutions in the Pontiac, Dixon and Kankakee, Illinois areas. Mr. Edwards is an attorney.

ITEM 2.  PROPERTIES

OFFICES

     The following table sets forth information concerning the main office and each branch office of the Bank at December 31, 1997. At December 31, 1997, the Company's premises had an aggregate net book value of approximately $3.3 million.




                                Year         Owned               Lease               Net
      Location               Opened (1)    or Leased        Expiration Date       Book Value
      --------               ----------    ---------        ---------------       ----------
                                                                                (In thousands)
MAIN OFFICE
310 S. Schuyler Avenue
Kankakee, Illinois            1958           Owned               N/A                 $700

FULL SERVICE BRANCHES
Main Street and U.S. 45
Ashkum, Illinois              1977           Owned               N/A                   11

680 S. Main Street
Bourbonnais, Illinois         1974           Owned               N/A                  298

180 N. Front Street
Braidwood, Illinois (2)       1998           Leased         July 24, 2000 (4)         ---

1001 S. Neil Street
Champaign, Illinois           1992           Owned               N/A                  722

660 S. Broadway
Coal City, Illinois (2)       1998           Owned               N/A                  ---

1275 E. Diamond Street
Diamond, Illinois (2)         1998           Owned               N/A                  ---

302 W. Mazon Avenue
Dwight, Illinois              1987           Owned               N/A                  435

161 S. Main Street
Herscher, Illinois            1987           Owned               N/A                  245

323 E. Main Street
Hoopeston, Illinois           1994           Owned               N/A                  182

310 Section Line Road
Manteno, Illinois             1975           Owned               N/A                  242

200 W. Washington Street
Momence, Illinois             1995           Owned               N/A                  173

1708 S. Philo Road
Urbana, Illinois (3)          1998           Owned               N/A                  315
                                                                                   ------
                                                                                   $3,323
                                                                                   ------
                                                                                   ------


(1) Year opened refers to the year in which the current facility opened or acquired.
(2) Offices acquired by the purchase of Coal City National Bank on January 29, 1998.
(3)  Under construction at December 31, 1997.
(4) The Bank has an option to renew this lease for three consecutive five year terms.

     The Company believes that its current facilities are adequate to meet present and immediately foreseeable needs.

     The Company maintains depositor and borrower customer files on an in-house system. The net book value of the data processing and computer equipment utilized by the Company at
December 31, 1997 was $249,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1997.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Page 52 of the 1997 Annual Report to Stockholders is herein incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     Pages 7 and 8 of the 1997 Annual Report to Stockholders is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Pages 9 through 25 of the 1997 Annual Report to Stockholders are herein incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Pages 27 through 52 of the 1997 Annual Report to Stockholders are herein incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                       PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998 (the "1998 Proxy Statement"), a copy of which was filed on March 13, 1998.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     Information regarding the business experience during the past five years with respect to the executive officers of the Company contained in Part I of this Form 10-K is incorporated herein by reference.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers and directors and persons who own more than 10% of the Company Common Stock file reports of ownership and changes in ownership with the SEC and with the exchange on which the Company's shares of Common Stock are traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms furnished to the Company and, if appropriate, representations made to the Company by any such reporting person concerning whether a Form 5 was required to be filed for 1996, the Company is not aware that any of its directors and executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during the period commencing January 1, 1997 through December 31, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation called for by Item 11 of this Form 10-K is incorporated herein by reference from the section in the Company's 1998 Proxy Statement entitled "Executive Compensation." The report of the Company's Compensation Committee is not incorporated into this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management called for by Item 12 of this Form 10-K is incorporated herein by reference from the section in the Company's 1998 Proxy Statement entitled "Voting Securities and Principal Holder Thereof."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions called for by Item 13 of this Form 10-K is incorporated herein by reference from the section in the Company's 1998 Proxy Statement entitled "Certain Relationships and Related Transactions."

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1)    CONSOLIDATED FINANCIAL STATEMENTS:

     The following information appearing in the Registrant's 1997 Annual Report to Stockholders is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

                                                          Pages in
           Annual Report Section                        Annual Report
           ---------------------                        -------------

Selected Financial Data. . . . . . . . . . . . . . .        7-8

Management's Discussion and Analysis of
  Financial Condition and Results of Operations. . .        9-25

Report of Independent Auditors . . . . . . . . . . .        27

Consolidated Statements of Financial Condition . . .        28-29

Consolidated Statements of Income. . . . . . . . . .        30

Consolidated Statements of Stockholders' Equity. . .        31

Consolidated Statements of Cash Flows. . . . . . . .        32-33

Notes to Consolidated Financial Statements . . . . .        34-50
Quarterly Financial Information. . . . . . . . . . .        50


     With the exception of those sections specifically incorporated by reference, the Registrant's 1997 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-K.

     (a)(2) FINANCIAL STATEMENT SCHEDULES:

     Financial statement schedules have been omitted as the required information is contained in the consolidated financial statements and notes thereto, or because such schedules are not required or applicable.

     (a)(3) EXHIBITS:



  Regulation                                                    Reference to Prior           Sequential Page Number Where
 S-K Exhibit                                                     Filing or Exhibit         Attached Exhibits Are Located in
   Number              Document                               Number Attached Hereto                  Form 10-K
------------   ------------------------------------------     ----------------------       --------------------------------
     3         Articles of Incorporation                              (1)                                N/A

     3         Bylaws                                                 (1)                                N/A

     4         Instruments defining the rights of
               security holders, including debentures                 (1)                                N/A

     10        Executive Compensation Plans and Arrangements

               a.   Stock Option Plan                                 (2)                                N/A

               b.   Management Recognition Plan and Trusts            (2)                                N/A

               c.   Employee Stock Ownership Plan                     (1)                                N/A

               d.   Money Purchase Pension Plan                       (1)                                N/A

               e.   401(k) Plan                                       (1)                                N/A

               f.   Kankakee Bancorp, Inc. Bank
                    Incentive Plan and Trust                          (3)                                N/A

     13        1997 Annual Report to Stockholders                     N/A

     22        Subsidiaries of Registrant                             N/A

     23        Consent of Independent Auditor                         N/A

     27.1      Financial Data Schedule                                N/A

     27.2      Financial Data Schedule                                N/A

     27.3      Financial Data Schedule                                N/A

     99.1      1998 Proxy Statement                                   N/A

---------------------------
(1) Filed on September 11, 1992, as exhibits to the Registrant's Registration Statement No. 33-51950 on Form S-1. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

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

    (b)  REPORTS ON FORM 8-K:

     No reports on Form 8-K have been filed during the three-month period ended December 31, 1997.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             KANKAKEE BANCORP, INC.

Date:  March 20, 1998                        By:   /s/ James G. Schneider
                                                   ----------------------------
                                                   James G. Schneider
                                                   Chief Executive Officer and
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ James G. Schneider             3-20-98       Chief Executive Officer and Chairman
-------------------------           -------       of the Board (Principal Executive and
  James G. Schneider                 Date         Operating Officer)

 /s/ Ronald J. Walters              3-20-98       Vice President and Treasurer (Principal
-------------------------           -------       Financial and Accounting Officer)
  Ronald J. Walters                  Date

 /s/ William Cheffer                3-20-98       Director
-------------------------           -------
  William Cheffer                    Date

 /s/ Charles C. Huber               3-20-98       Director
-------------------------           -------
  Charles C. Huber                   Date

 /s/ Wesley E. Walker               3-20-98       Director
-------------------------           -------
  Wesley E. Walker                   Date

 /s/ Larry D. Huffman               3-20-98       Director
-------------------------           -------
  Larry D. Huffman                   Date

 /s/ Thomas M. Schneider            3-20-98       Director
-------------------------           -------
  Thomas M. Schneider                Date

 /s/ Michael A. Stanfa              3-20-98       Director
-------------------------           -------
  Michael A. Stanfa                  Date

        The foregoing constitute all of the Board of Directors of the Company.

                                  INDEX TO EXHIBITS




  Regulation                                                    Reference to Prior           Sequential Page Number Where
 S-K Exhibit                                                     Filing or Exhibit         Attached Exhibits Are Located in
   Number              Document                               Number Attached Hereto                  Form 10-K
------------   ------------------------------------------     ----------------------       --------------------------------
     3         Articles of Incorporation                              (1)                                N/A

     3         Bylaws                                                 (1)                                N/A

     4         Instruments defining the rights of
               security holders, including debentures                 (1)                                N/A

     10        Executive Compensation Plans and Arrangements

               a.   Stock Option Plan                                 (2)                                N/A

               b.   Management Recognition Plan and Trusts            (2)                                N/A

               c.   Employee Stock Ownership Plan                     (1)                                N/A

               d.   Money Purchase Pension Plan                       (1)                                N/A

               e.   401(k) Plan                                       (1)                                N/A

               f.   Kankakee Bancorp, Inc. Bank
                    Incentive Plan and Trust                          (3)                                N/A

     13        1997 Annual Report to Stockholders                     N/A

     22        Subsidiaries of Registrant                             N/A

     23        Consent of Independent Auditor                         N/A

     27.1      Financial Data Schedule                                N/A

     27.2      Financial Data Schedule                                N/A

     27.3      Financial Data Schedule                                N/A

     99.1      1998 Proxy Statement                                   N/A

---------------------------
(1) Filed on September 11, 1992, as exhibits to the Registrant's Registration Statement No. 33-51950 on Form S-1. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

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