Form 10-Q
period 1998-03-31
KANKAKEE BANCORP INC
filed 1998-05-08
CIK 891523

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                _____________________

                                      FORM 10-Q

(MARK ONE)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1998.

                                          or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From __________ to __________.

Commission File Number 1-13676

                               KANKAKEE BANCORP, INC.
         ----------------------------------------------------------------------
               (Exact Name of Registrant as Specified in its Charter)

DELAWARE                                 36-3846489
-------------------------------          --------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

310 SOUTH SCHUYLER AVENUE, KANKAKEE, ILLINOIS                   60901
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

As of May 8, 1998, there were 1,379,988 issued and outstanding shares of the Issuer's Common Stock (exclusive of 370,012 shares of the Issuer's Common Stock held as treasury stock).

                                KANKAKEE BANCORP, INC.

                                        INDEX
                                        -----

                                                                          Page
                                                                         Number

Part I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Financial
                    Statements (Unaudited)

                    Statements of Financial Condition,
                    March 31, 1998 and December 31, 1997                  1 - 2

                    Statements of Income and Comprehensive Income,
                    Three Months Ended March 31, 1998 and 1997                3

                    Statements of Cash Flows, Three Months
                    Ended March 31, 1998 and 1997                           4-5

                    Notes to Financial Statements                             6

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                          7-15

          Item 3.   Quantitative and Qualitative Disclosure
                    About Market Risk                                         8

Part II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                        16

          Item 2.   Changes in Securities                                    16

          Item 3.   Defaults Upon Senior Securities                          16

          Item 4.   Submission of Matters to a Vote of Security Holders      16

          Item 5.   Other Information                                        16

          Item 6.   Exhibits and Reports on Form 8-K                         16

          SIGNATURES                                                         17

              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                        KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                     March 31,      December 31,
                                                                       1998             1997
                                                                   ------------    -------------
Assets
  Cash and due from banks                                          $ 20,210,247    $  9,184,362
  Federal funds sold                                                 18,800,000       8,575,000
  Money market funds                                                  5,475,740       5,066,530
                                                                   ------------    -------------
  Cash and cash equivalents                                          44,485,987      22,825,892
                                                                   ------------    -------------
  Certificates of deposit                                               338,846       1,602,000
                                                                   ------------    -------------
  Securities:
  Investment securities:
      Available-for-sale, at fair value                              52,514,808      36,823,019
      Held-to-maturity, at cost (fair value: March 31, 1998 -
      $1,275,309; December 31, 1997 - $69,752)                        1,274,900          69,752
                                                                   ------------    -------------
          Total investment securities                                53,789,708      36,892,771
                                                                   ------------    -------------
  Mortgage-backed securities:
      Available-for-sale, at fair value                              28,668,814      28,299,596
      Held-to-maturity, at cost (fair value: March 31, 1998 -
      $199,131; December 31, 1997 - $207,815)                           194,926         203,662
                                                                   ------------    -------------
          Total mortgage-backed securities                           28,863,740      28,503,258
                                                                   ------------    -------------
  Non-marketable equity securities                                      501,100         501,100
                                                                   ------------    -------------
  Loans                                                             252,169,497     240,925,455
  Less: Allowance for losses on loans                                 2,492,183       2,130,146
                                                                   ------------    -------------
  Net loans                                                         249,677,314     238,795,309
                                                                   ------------    -------------
  Loans held for sale                                                 1,914,897         254,406
  Real estate held for sale                                           1,456,725       1,326,302
  Federal Home Loan Bank stock, at cost                               1,856,000       1,856,000
  Office properties and equipment                                     6,594,130       5,340,406
  Accrued interest receivable                                         2,623,382       2,465,594
  Prepaid expenses and other assets                                     900,776         884,458
  Intangible assets                                                   6,474,477       2,161,740
                                                                   ------------    -------------
Total assets                                                       $399,477,082    $343,409,236
                                                                   ------------    -------------
                                                                   ------------    -------------
                                                                                      (Continued)

              KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                     March 31,      December 31,
                                                                       1998             1997
                                                                   ------------    -------------
Liabilities and stockholders' equity
  Liabilities:
      Deposits
          Noninterest bearing                                      $ 17,237,159    $  9,720,181
          Interest bearing                                          315,962,708     270,301,558
      Short term borrowings                                                   -       8,220,000
      Other borrowings                                               23,275,000      15,275,000
      Advance payments by borrowers for taxes and insurance           2,617,405       1,428,880
      Other liabilities                                               1,852,270         642,250
                                                                   ------------    ------------
  Total liabilities                                                 360,944,542     305,587,869
                                                                   ------------    ------------

  Stockholders' equity
      Preferred stock, $.01 par value; authorized, 500,000
        shares; none outstanding                                              -               -
      Common stock, $.01 par value; authorized, 3,500,000
        shares; issued and outstanding: March 31, 1998 -
        1,377,988; December 31, 1997 - 1,371,638                         17,500          17,500
      Additional paid-in capital                                     16,078,500      16,090,239
      Retained income, substantially restricted                      30,182,238      29,554,920
      Less: Cost of treasury stock (372,012 shares at March 31,
       1998; 378,362 shares at December 31, 1997)                    (7,334,350)     (7,459,540)
      Unrealized gains on securities available-for-sale, net of
       related income taxes                                              42,285          71,881
                                                                   ------------    ------------
      Total stockholders' equity before
        Employee Stock Ownership Plan loan                           38,986,173      38,275,000
      Employee Stock Ownership Plan loan                               (453,633)       (453,633)
                                                                   ------------    ------------
      Total stockholders' equity                                     38,532,540      37,821,367
                                                                   ------------    ------------
Total liabilities and stockholders' equity                         $399,477,082    $343,409,236
                                                                   ------------    ------------
                                                                   ------------    ------------

See notes to consolidated financial statements (unaudited)

     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                  KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                        1998            1997
                                                                     ----------     ----------
Interest income:
  Loans                                                              $5,099,853     $4,679,333
  Mortgage-backed securities                                            468,212        581,280
  Investment securities                                               1,168,872      1,026,854
                                                                     ----------     ----------
      Total interest income                                           6,736,937      6,287,467
                                                                     ----------     ----------
Interest expense:
  Deposits                                                            3,497,979      3,107,247
  Borrowed funds                                                        355,244        459,773
                                                                     ----------     ----------
      Total interest expense                                          3,853,223      3,567,020
                                                                     ----------     ----------
  Net interest income                                                 2,883,714      2,720,447

Provision for losses on loans                                                 -         (3,550)
                                                                     ----------     ----------
  Net interest income after provision for losses on loans             2,883,714      2,723,997

Other income:
  Net gain (loss) on sales of real estate held for sale                     203          2,866
  Net gain (loss) on sales of loans held for sale                        34,619          5,931
  Fee income                                                            417,061        248,961
  Insurance commissions                                                  33,727         24,953
  Other                                                                 113,858         93,052
                                                                     ----------     ----------
      Total other income                                                599,468        375,763
                                                                     ----------     ----------
Other expenses:
  Compensation and benefits                                           1,251,968      1,128,093
  Occupancy                                                             190,509        177,246
  Furniture and equipment                                               123,643        114,379
  Federal insurance premiums                                             42,236         32,510
  Advertising                                                            39,698         33,040
  Provision for losses on foreclosed assets                               2,538              -
  Data processing services                                               87,004         76,110
  Telephone and postage                                                  81,842         59,990
  Amortization of intangible assets                                      94,521         57,921
  Other general and administrative                                      375,419        334,741
                                                                     ----------     ----------
      Total other expenses                                            2,289,378      2,014,030
                                                                     ----------     ----------
  Income before income taxes                                          1,193,804      1,085,730
Income taxes                                                            401,128        315,710
                                                                     ----------     ----------
  Net income                                                         $  792,676     $  770,020
                                                                     ----------     ----------
                                                                     ----------     ----------

  Basic earnings per share                                                $0.58          $0.54
                                                                     ----------     ----------
                                                                     ----------     ----------
  Diluted earnings per share                                              $0.54          $0.51
                                                                     ----------     ----------
                                                                     ----------     ----------

Net income                                                             $792,676       $770,020
Other comprehensive income:
  Unrealized losses on available-for-sale
  securities, net of related income taxes                               (29,596)      (602,868)
                                                                     ----------     ----------
  Comprehensive income                                               $  763,080     $  167,152
                                                                     ----------     ----------
                                                                     ----------     ----------

See notes to consolidated financial statements (unaudited)

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                        1998            1997
                                                                     ----------     ----------
Cash flows from operating activities:
  Net income                                                           $792,676     $  770,020
  Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for losses on loans                                               -         (3,550)
  Depreciation and amortization                                         226,843        183,413
  Amortization of investment premiums and discounts, net                 54,668         29,935
  Accretion of loan fees, costs and discounts, net                      (19,807)       (15,614)
  Deferred income tax provision (benefit)                                     -        (32,366)
  Originations of loans held for sale                               (15,357,397)      (766,396)
  Proceeds from sales of loans                                       13,731,525        775,175
  (Increase) decrease in interest receivable                            149,686        377,263
  Increase (decrease) in interest payable on deposits                   (28,120)        (8,149)
  Net (gain) loss on sales of loans                                     (34,619)        (5,932)
  Net gain (loss) on sales of real estate held for sale                    (203)        (2,866)
  Other, net                                                            879,317        397,209
                                                                     ----------     ----------
  Net cash from operating activities                                    394,569      1,698,142

Cash flows from investing activities
Investment securities
  Available-for sale:
      Purchases                                                      (8,574,630)    (1,085,468)
      Proceeds from calls and maturities                              8,000,000      2,000,000
  Held-to-maturity:
      Purchases                                                      (1,025,000)             -
Mortgage-backed securities:
  Available-for-sale:
      Purchases                                                      (1,997,500)             -
      Proceeds from maturities and paydowns                           1,770,385      1,115,988
  Held-to-maturity:
      Proceeds from maturities and paydowns                               8,736          7,808
  Purchases of certificates of deposit                                 (765,692)      (305,500)
  Proceeds from maturities of certificates of deposit                 2,028,846        205,500
  Proceeds from sales of real estate                                          -         18,993
  Net loan fees and costs deferred                                        9,021        (28,941)
  Loans originated                                                  (19,200,771)   (14,012,468)
  Loans purchased                                                      (300,000)      (675,000)
  Principal collected on loans                                       26,065,159     19,449,874
  Purchases of office properties and equipment, net                    (689,758)      (275,952)
  Purchase of Coal City National Bank                                (8,054,109)             -
                                                                     ----------     ----------
Net cash from investing activities                                   (2,725,313)     6,414,834

See notes to consolidated financial statements.

              KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                        1998            1997
                                                                    -----------    -----------
Cash flows from financing activities
  Net increase (decrease) in non-certificate
    of deposit accounts                                              $2,289,593     $1,949,462
  Net increase in certificate of deposit accounts                      (947,619)    (1,007,748)
  Net increase (decrease) in advance payments by
    borrowers for taxes and insurance                                 1,175,764      1,109,316
  Proceeds from short-term borrowings                                         -     34,580,000
  Repayments of short-term borrowings                                (8,220,000)   (44,870,000)
  Proceeds from other borrowings                                      8,000,000              -
  Proceeds from exercise of stock options                               113,451         51,845
  Dividends paid                                                       (165,358)      (170,420)
                                                                    -----------    -----------
  Net cash from financing activities                                  2,245,831     (8,357,545)
                                                                    -----------    -----------
Increase (decrease) in cash and cash equivalents                        (84,913)      (244,569)
Cash and cash equivalents:
  Beginning of period                                                22,825,892     17,160,113
  Cash acquired with Coal City National Bank                         21,745,008              -
                                                                    -----------    -----------
  End of period                                                     $44,485,987    $16,915,544
                                                                    -----------    -----------
                                                                    -----------    -----------
Supplemental disclosures of cash flow information
 Cash paid during the year for:
  Interest on deposits                                               $3,469,900     $3,099,100
                                                                    -----------    -----------
                                                                    -----------    -----------
  Interest on borrowed funds                                           $372,800       $551,000
                                                                    -----------    -----------
                                                                    -----------    -----------
  Income taxes                                                               $0        $36,449
                                                                    -----------    -----------
                                                                    -----------    -----------
Supplemental disclosures of non-cash investing activities:
 Real estate acquired through foreclosure                              $124,520        $82,417
                                                                    -----------    -----------
                                                                    -----------    -----------
 Change in unrealized gains (losses) on securities available-for-sale   $44,843       $913,438
                                                                    -----------    -----------
                                                                    -----------    -----------
 Change in deferred taxes attributable to the unrealized gains
 (Losses) on securities available-for-sale                             ($15,247)     ($310,570)
                                                                    -----------    -----------
                                                                    -----------    -----------
Purchase of Coal City National Bank
 Assets acquired:
   Cash                                                             $21,745,008
   Investments                                                       15,538,921
   Loans                                                             17,560,127
   Accrued interest receivable                                          307,474
   Premises and equipment                                               696,288
   Intangible assets                                                  4,407,258
   Other assets                                                         122,646
 Liabilities assumed:
   Non-certificates of deposit                                      (28,996,351)
   Certificates of deposit                                          (22,691,676)
   Accrued interest payable                                            (176,247)
   Other liabilities                                                   (459,339)
                                                                    -----------
                                                                   $ (8,054,109)
                                                                    -----------
                                                                    -----------

See notes to consolidated financial statements

                        KANKAKEE BANCORP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                    March 31, 1998

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The statement of condition at December 31, 1997 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report for Kankakee Bancorp, Inc. (the "Company") on Form 10-K for the year ended December 31, 1997.

Note 2 - Earnings Per Share

     Basic earnings per share of common stock have been determined by dividing net income for the period by the average number of shares of common stock outstanding. Diluted earnings per share of common stock have been determined by dividing net income for the period by the average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume exercise of stock options and the calculation assumes purchase of treasury stock with the option proceeds at the average market price for the period (when dilutive). The Company has an incentive stock option plan for the benefit of directors, officers and employees. Diluted earnings per share have been determined considering the stock options granted, net of stock options which have been exercised.

Note 3 - Accounting for Certain Investments in Debt and Equity Securities

     At March 31, 1998, in accordance with the requirements of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities", stockholders' equity has been increased by $42,285. This represents the amount by which the market value of the available-for-sale securities and the available-for-sale mortgage-backed securities exceeded the book value, net of an income tax provision of $21,828. An increase in market interest rates during the three months ended March 31, 1998 resulted in a $29,596 decrease in the market value, net of income tax effect, of the available-for-sale securities and the available-for-sale mortgage-backed securities during the three months. At the end of 1997, the market value of the available-for-sale securities portfolio exceeded the book value by $71,881, net of income tax benefit.

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

     The Bank was originally chartered in 1885 as an Illinois savings and loan association and was converted to a federally chartered thrift institution in 1937. The Bank serves the financial needs of families and local businesses in its primary market areas through its main office at 310 South Schuyler Avenue, Kankakee, Illinois and eleven branch offices located in the communities of Ashkum, Bourbonnais, Braidwood, Champaign, Coal City, Diamond, Dwight, Herscher, Hoopeston, Manteno and Momence, Illinois. The Bank's business involves attracting deposits from the general public and using such deposits to originate residential mortgage loans and, to a lesser extent, commercial real estate, consumer, commercial business, multi-family and construction loans in its primary market areas. The Bank also invests in investment securities, mortgage-backed securities and various types of short term liquid assets.

BANK ACQUISITION

     On January 29, 1998, the Company completed the acquisition of Coal City National Bank ("CCNB") from Coal City Corporation, a multi-bank holding company headquartered in Chicago, Illinois. CCNB was based in Coal City, Illinois, which is 30 miles northwest of Kankakee, and also had offices in nearby Braidwood and Diamond, Illinois. All three offices of CCNB became offices of the Bank upon completion of the merger, and their operating results have been included with those of the Bank since January 29, 1998.

At the time of purchase, CCNB had total assets of approximately $56.0 million, deposits of approximately $51.7 million and stockholders' equity of approximately $3.7 million. The cash purchase price, including acquisition costs, was $8.2 million, and the transaction was accounted for as a purchase. Intangible assets of about $4.4 million were recorded as a result of this purchase.

FINANCIAL CONDITION

     Total assets of the Company increased by $56.1 million, or 16.3%, to $399.5 million at March 31, 1998 from $343.4 million at December 31, 1997. The reason for the increase in total assets was the acquisition of CCNB.

     Cash and cash equivalents increased by $21.7 million, or 94.9%, from $22.8 million at December 31, 1997 to $44.5 million at March 31, 1998. The increase was primarily attributable to cash and cash equivalents acquired with the purchase of CCNB.

     During the three-month period ended March 31, 1998, net loans receivable increased by $10.9 million, or 4.6%, from $238.8 million to $249.7 million. This was primarily the result of the acquisition of $17.6 million in loans with CCNB, the origination (or purchase) of $3.7 million of real estate loans and the origination (or purchase) of $15.8 million of consumer and commercial business loans, offset by loan repayments which totaled $26.1 million.

     Loans held for sale increased by $1.7 million, or 652.7%, during the three-month period ended March 31, 1998, to $1.9 million from $254,000 at December 31, 1997. The increase was the result of the origination of $15.4 million of such loans, which was partially offset by the sale of $13.7 million of such loans. The increase in origination and sale of loans held for sale is the result of relatively low market interest rates on mortgage loans, which have created a new round of refinancings.

     Securities available-for-sale increased by $15.7 million, or 42.6%, to $52.5 million at March 31, 1998 from $36.8 million at December 31, 1997 as the result of the acquisition of $15.1 million of such securities with the purchase of CCNB, and the purchase of $8.6 million in such securities, which was partially offset by the maturity of $8.0 million of such securities and by the net change in market value adjustment.

     Mortgage-backed securities available-for-sale increased by $369,000, or 1.3%, to $28.7 million at March 31, 1998 from $28.3 million at December 31, 1997. The increase resulted from the acquisition of $286,000 of such securities with the purchase of CCNB, the purchase of $2.0 million of such securities, partially offset by maturities of $1.8 million of such securities, and by the change in market value adjustment.

     During the three-month period ended March 31, 1998, intangible assets increased by $4.4 million, or 199.5%, to $6.5 million from $2.2 million at December 31, 1997. This increase was a direct result of the purchase of CCNB on January 29, 1998.

     Deposits increased by $53.2 million, or 19.0%, to $333.2 million at March 31, 1998 from $280.0 million at December 31, 1997. The increase resulted from the acquisition of $51.9 million in deposits with the purchase of CCNB and a $2.3 million increase in passbook, NOW and money market accounts, partially offset by a $948,000 decrease in certificate of deposit accounts.

     Total borrowings, which decreased by $220,000, or 0.9%, to $23.3 million at March 31, 1998 from $23.5 million at December 31, 1997, consisted entirely of advances from the Federal Home Loan Bank of Chicago (the "FHLB").

     Real estate held for sale increased by $130,000, or 9.8%, to $1.5 million at March 31, 1998, from $1.3 million at December 31, 1997. The increase was the result of the transfer of two single family properties from loans to real estate held for sale during the quarter. Included in real estate held for sale is a commercial retail building in Champaign, Illinois, which was deeded to the Bank in 1997. The borrower has remained liable on the underlying obligation, which is also secured by additional collateral. The property is currently being offered for sale. Management does not presently anticipate that a loss will be incurred.

ASSET/LIABILITY MANAGEMENT

     Management attempts to control fluctuations in net interest income which result from an imbalance in the amounts of assets and liabilities that reprice during a period of time. The Company attempts to mitigate its interest rate exposure, to the extent consistent with the maintenance of an adequate interest rate spread, by retaining adjustable rate loans and selling, in the secondary market (with servicing typically retained), the majority of 30-year fixed-rate mortgage loans, and the majority of 15-year fixed-rate mortgage loans bearing a contractual interest rate of less than 7.00%, which it originates. In addition, the Company has continued, as market circumstances permit, to build its portfolio of adjustable rate commercial real estate loans. The Company has also increased, as market circumstances permit, its origination of installment and home equity consumer loans having adjustable or floating interest rates and/or relatively short terms to maturity in an effort to control interest rate risk.

The Company currently does not enter into derivative financial instruments including futures, forwards, interest rate risk swaps, option contracts, or other financial instruments with similar characteristics. However, the company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers such as commitments to extend credit and letters of credit.


NON-PERFORMING ASSETS AND ALLOWANCE FOR LOSSES ON LOANS

     The Company's non-performing assets decreased to 1.12% of total assets at March 31, 1998 from 1.27% of total assets at December 31, 1997. Non-performing assets increased to $4.5 million at March 31, 1998 compared to $4.3 million at December 31, 1997. During the three-month period ended March 31, 1998, non-performing commercial real estate loans, non-performing construction and development loans, non-performing commercial business loans and non-performing consumer loans increased by $38,000, $81,000, $33,000 and $74,000, respectively. In addition, foreclosed assets increased by $130,000. These increases were partially offset by decreases of $45,000 and $185,000 in non-performing one-to-four family loans and restructured debt, respectively. The ratio of the allowance for losses on loans to non-performing loans was 83.2% as of March 31, 1998 as compared to 75.6% as of December 31, 1997. The increase in this ratio, which excludes foreclosed assets and restructured troubled debt, was primarily the result of an increase of $362,000 in the allowance for losses on loans which was partially offset by an increase of $181,000 in non-performing loans. The acquisition of CCNB increased the reserve for losses on loans and had the effect of increasing total assets, but had no impact on total non-performing assets.

     The Company classified $1.7 million of its assets as Special Mention, $4.8 million as Substandard and $34,000 as Loss as of March 31, 1998. No assets were classified as Doubtful at March 31, 1998. This represents a decrease of $23,000 in the Special Mention category and a net increase of $101,000 in the other categories from the December 31, 1997 totals for classified assets. The ratio of classified assets to total assets (including items classified as Special Mention) was 1.64% as of March 31, 1998 as compared to 1.89% as of December 31, 1997. The ratio of the allowance for losses on loans to classified assets increased to 38.0% as of March 31, 1998 as compared to 32.9% as of December 31, 1997.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     Net income for the three-month period ended March 31, 1998 was $793,000 compared to $770,000 for the same period in 1997. This represents a $23,000 increase in net income for the 1998 period. The increase in net income resulted from a $164,000 increase in net interest income and a $223,000 increase in other income. These items were partially offset by increases of $275,000 in general and administrative expenses and $85,000 in federal income tax expense.

     Net interest income increased $164,000, or 6.0%, during the three-month period ended March 31, 1998, compared to the three-month period ended March 31, 1997.

     The table presented on page 15 ("Table I"), sets forth an analysis of the Company's net interest income for the three-month periods ended March 31, 1998 and 1997.

     As Table I indicates, interest income increased $450,000, or 7.1%, to $6.7 million for the three-month period ended March 31, 1998 from $6.3 million for the same period in 1997. The increase in interest income was the result of an increase in the average balance of interest-earning assets to $364.5 million during the 1998 period, primarily resulting from the acquisition of CCNB, from $334.7 million during the 1997 period. This was partially offset by a decrease in the yield earned on interest-earning assets to 7.50% during the 1998 period from 7.62% during the 1997 period. The increase in the average balance of interest-earning assets was primarily due to increases in balances of loans and other interest-earning assets during the period.

     Interest expense increased $286,000, or 8.0%, to $3.9 million for the three-month period ended March 31, 1998 from $3.6 million for the same period in 1997. The increase in interest expense was the result of an increase in the average outstanding balance of interest-bearing liabilities to $344.6 million during the 1998 period from $308.0 million during the 1997 period. This increase was partially offset by a decrease in the average yield on interest-bearing liabilities to 4.53% during the 1998 period from 4.70% during the 1997 period. The increase in average interest-bearing liabilities resulted primarily from the CCNB acquisition. The decrease in the average yield on interest-bearing liabilities resulted from the lower average cost associated with the CCNB deposits and from a lower cost of borrowings during the quarter.

     No provision for losses on loans was deemed necessary during the first quarter of 1998 based on management's review of the adequacy of the allowance for losses on loans subsequent to the acquisition of $398,000 in allowance for losses on loans as part of the purchase of CCNB in January. The provision for losses on loans for the first quarter of 1997 was a negative $4,000.

     Other income for the three-month period ended March 31, 1998 increased $223,000, or 59.5%, to $599,000 compared to $376,000 for the same period in 1997. The increase was attributable to an increase of $168,000 in fee income, $29,000 in gain on sale of loans held for sale, $20,000 in other income and $9,000 in insurance commissions, which were partially offset by a decrease of $3,000 in gain on sale of real estate. The increase in fee income was the result of the acquisition of CCNB and of an ongoing review of the Bank's fee structure. The increase in gain on the sale of loans held for sale was the result of a higher volume of sales compared to the year earlier period.

     Other expenses for the three-month period ended March 31, 1998 increased $275,000 or 13.7%, to $2.3 million from $2.0 million during the 1997 period. The increase was primarily attributable to expenses associated with the ongoing operation of the former CCNB offices and to an increase in the amortization of intangible assets. There were increases of $124,000 (11.0%) in compensation and benefits, $37,000 (63.2%) in amortization of intangible assets, $10,000 (29.9%) in federal insurance premiums, $22,000 (36.4%) in telephone and postage and $7,000 (20.2%) in advertising.

     Federal income taxes increased $85,000 to $401,000 for the three-month period ended March 31, 1998, compared to $316,000 for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank maintains a certain level of cash and other liquid assets to fund normal volumes of loan commitments, deposit withdrawals and other obligations. The Office of Thrift Supervision (the "OTS") regulations currently require each savings association to maintain, for each calendar quarter, an average daily balance of liquid assets (including cash and cash equivalent investments) equal to at least 4% of its liquidity base as of the end of the preceding calendar quarter or the average daily balance of its liquidity base during the preceding calendar quarter. The liquidity base consists of net withdrawable accounts plus borrowings repayable in 12 months or less. At March 31, 1998, the Bank's liquidity ratio was 26.4%, which was well in excess of the minimum regulatory requirement.

     The Bank's primary sources of funds are deposits and proceeds from payments of principal and interest on loans and the sale or maturity of investment securities and mortgage-backed securities. Management considers current liquidity and additional sources of funds adequate to meet outstanding liquidity needs.

     Federally insured savings banks, such as the Bank, are required by federal law and OTS regulations to maintain minimum levels of regulatory capital. The OTS has established the following minimum capital requirements: a risk-based capital ratio, a core capital ratio and a tangible capital ratio. In addition to these minimum regulatory capital requirements, another provision of federal law grants the OTS broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The OTS regulations implementing this statutory authority (the "prompt corrective action regulations") establish other capital thresholds which determine whether an institution will be deemed to be "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". The capital category to which an institution is assigned in turn determines the actions the OTS may take to address the institution's undercapitalization. The capital regulations of the OTS exclude the effect of SFAS 115 for the purpose of calculating regulatory capital.

     The capital regulations currently require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Under the prompt corrective action regulations, however, an institution with a ratio of tangible capital to total assets below 2.0% is deemed to be "critically undercapitalized" and, as such, will be subject to a variety of sanctions under the prompt corrective action regulations, including, without limitation, limits on asset growth, restrictions on activities and, ultimately, the appointment of a receiver. Tangible capital generally includes common stockholders' equity and retained income and certain non-cumulative perpetual preferred stock and related income less intangible assets (other than specified amounts of purchased mortgage servicing rights) and certain non-includable investments in subsidiaries.

     The capital regulations also currently require core capital equal to at least 3.0% of adjusted total assets (as defined by regulation). Under the prompt corrective action regulations, however, an institution that with a ratio of core capital to adjusted total assets of 3.0% will be deemed to be "adequately capitalized" only if the institution also has a composite rating of "1" under the Uniform Financial Institutions Rating System ("UFIRS"). All other institutions must maintain a minimum ratio of core capital to adjusted total assets of 4.0% in order to be deemed to be "adequately capitalized", and an institution, regardless of its UFIRS rating, will be deemed to be "well capitalized" only if it maintains a ratio of core capital to adjusted total assets of at least 5.0%. If an institution fails to remain at least "adequately capitalized", the OTS may impose one or more of a variety of sanctions on the institution to address its undercapitalized condition, including, without limitation, requiring the submission of a capital plan, restricting growth and restricting the payment of capital distributions (such as dividends). Core capital generally consists of tangible capital plus specified amounts of certain intangible assets.

     The OTS risk-based requirement currently requires associations to have total capital of at least 8.0% of risk-weighted assets. In order to be considered "well capitalized" under the prompt corrective action regulations, however, an institution must maintain a ratio of total capital to total risk-weighted assets of at least 10.0% and a ratio of core capital to total risk-weighted assets of at least 6.0%. Total capital consists of core capital plus supplementary capital, which consists of, among other things, maturing capital instruments, such as subordinated debt and mandatorily redeemable preferred stock, and a portion of the Bank's general allowance for losses on loans.

     As of March 31, 1998, the Bank exceeded all current minimum regulatory capital standards and was deemed to be "well capitalized" for purposes of the OTS's prompt corrective action regulations. At March 31, 1998, the Bank's tangible capital was $26.3 million, or 6.8%, of adjusted total assets, which exceeded the 1.5% requirement by $20.5 million and exceeded the 2.0%
"critically undercapitalized" threshold by $18.6 million.   In addition, at
March 31, 1998, the Bank had core capital of $26.3 million, or 6.8%, of adjusted total assets, which exceeded the 4.0% requirement by $10.8 million and exceeded the 5.0% "well capitalized" threshold by $6.9 million. The Bank had risk-based capital of $28.8 million at March 31, 1998, or 13.3%, of risk-adjusted assets, which exceeded the minimum risk-based capital requirement by $11.4 million and exceeded the 10.0% "well capitalized" threshold by $7.1 million. Additionally, the Bank's $26.3 million of core capital equaled 12.1% of total risk-weighted assets, which exceeded the 6.0% "well capitalized" threshold by $15.8 million.

STOCK REPURCHASE

     On January 13, 1998, the Company's Board of Directors authorized the repurchase during 1998 of up to 137,000 shares of its common stock. During the three-month period ending March 31, 1998, no shares of common stock were repurchased. Through March 31, 1998, a total of 409,357 shares of common stock of the Company had been purchased under the previously completed repurchase programs at a total cost of $8.0 million. As of March 31, 1998, the Company held 372,012 shares of its common stock as treasury stock. There were no repurchases of shares of its common stock by the Company during the period from March 31, 1998 through May 8, 1998.

EXERCISE OF STOCK OPTIONS

     During the first quarter of 1998, stock options for 6,350 shares of common stock were exercised. Options for 2,000 shares of common stock were exercised between March 31, 1998 and May 8, 1998. No other notice was received between March 31, 1998 and May 8, 1998 from holders of options of their intent to exercise options.

DIVIDENDS

     In January, 1995, the Company began a regular quarterly dividend program and declared the first cash dividend since becoming a public company. During 1995 and 1996, cash dividends of $.10 per share were paid each quarter. During 1997 and for the first quarter of 1998, cash dividends of $.12 per share were paid each quarter. On April 14, 1998, a cash dividend of $.12 per share was declared payable on May 29, 1998 to stockholders of record as of May 14, 1998. Future dividends will depend primarily upon earnings, financial condition and need for funds, as well as restrictions imposed by regulatory authorities regarding dividend payments and capital requirements.

YEAR 2000

     The federal banking regulators have issued several statements providing guidance to financial institutions on the steps the regulators expect financial institutions to take to become Year 2000 compliant. Each of the federal banking regulators is also examining the financial institutions under its jurisdiction to assess each institution's compliance with the outstanding guidance. If an institution's progress in addressing the Year 2000 problem is deemed by its primary federal regulator to be less than satisfactory, the institution will be required to enter into a memorandum of understanding with the regulator which will, among other things, require the institution to promptly develop and submit an acceptable plan for becoming Year 2000 compliant and to provide periodic reports describing the institution's progress in implementing the plan. Failure to satisfactorily address the Year 2000 problem may also expose a financial institution to other forms of enforcement action that its primary federal regulator deems appropriate to address the deficiencies in the institution's Year 2000 remediation program.

The Company licenses all software used in conducting its business from third party software vendors. None of the Company's software has been internally developed. The Company has developed a comprehensive list of all software and all hardware in use within the organization. Every vendor has been contacted regarding the Year 2000 issue, and the Company is closely tracking the progress each is making in resolving the problems associated with the issue. Software is upgraded as the vendors resolve Year 2000 problems. The vendor of the primary software in use at the Bank is scheduled to release its Year 2000 compliant software in May 1998. Testing standards are being formulated for comprehensive testing of this software during the last half of 1998. Additionally, the Company has begun the process of contacting its borrowers to determine the level of progress they have made in addressing the impact that the Year 2000 issue will have on their respective businesses. At the present time, no situations that will require material cost expenditures to become fully compliant have been identified.

The Company has incurred costs totaling approximately $20,000 related to hardware and software upgrades because of the Year 2000 issue and anticipates incurring additional costs of approximately $40,000 during 1998, primarily related to additional planning and testing.

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

                                                                     TABLE I
                                                   NET INTEREST INCOME ANALYSIS (UNAUDITED)
                                                     KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                           Three Months Ended March 31,
                                                 1998                                         1997
                                 -------------------------------------       --------------------------------------
                                   Average                                     Average
                                 Outstanding   Interest         Yield/       Outstanding    Interest         Yield/
                                  Balance     Earned/Paid        Rate          Balance     Earned/Paid       Rate
                                 -------------------------------------       --------------------------------------
                                                              (Dollars in Thousands)
Interest-earning assets:
  Loans receivable (1)           $250,410       $5,100          8.26%          $231,810       $4,679         8.19%
  Mortgage-backed securities       28,700          468          6.61%            34,088          581         6.91%
  Investments securities (2)       50,042          839          6.80%            50,534          847         6.80%
  Other interest-earning assets    33,469          300          3.64%            16,324          147         3.65%
  FHLB stock                        1,856           30          6.56%             1,956           33         6.84%
                                 --------       ------                         --------       ------
Total interest-earning assets     364,477        6,737          7.50%           334,712        6,287         7.62%
                                 --------       ------                         --------       ------

Other assets                       21,766                                        12,687
                                 --------                                      --------

Total assets                     $386,243                                      $347,399
                                 --------                                      --------
                                 --------                                      --------

Interest-bearing liabilities:
  Time deposits                  $196,457        2,714          5.60%          $174,890        2,404         5.57%
  Savings deposits                 56,922          374          2.66%            52,594          349         2.71%
  Demand and NOW deposits          65,823          410          2.53%            49,706          354         2.89%
  Borrowings                       25,385          355          5.67%            31,115          460         6.00%
                                 --------       ------                         --------       ------
Total interest-bearing
  liabilities                     344,587        3,853          4.53%           308,005        3,567         4.70%
                                 --------       ------                         --------       ------

Other liabilities                   3,424                                         2,799
                                 --------                                      --------

Total liabilities                 348,011                                       310,804
                                 --------                                      --------

Stockholders' equity               38,232                                        36,595
                                 --------                                      --------

Total liabilities and
  stockholders' equity           $386,243                                      $347,399
                                 --------                                      --------
                                 --------                                      --------

Net interest income                             $2,884                                        $2,720
                                                ------                                        ------
                                                ------                                        ------

Net interest rate spread                                        2.97%                                        2.92%
                                                               ------                                        -----
                                                               ------                                        -----

Net earning assets                $19,890                                      $26,707
                                 --------                                      --------
                                 --------                                      --------

Net yield on average interest-
 earning assets (net interest
 margin)                                                        3.21%                                        3.30%
                                                               ------                                        -----
                                                               ------                                        -----

Average interest-earning assets to
 average interest-bearing liabilities           105.77%                                       108.67%
                                                -------                                       -------
                                                -------                                       -------

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

                                        KANKAKEE BANCORP, INC.
                                        Registrant




Date:     May 8, 1998                  /s/ MICHAEL A. STANFA
          -----------                  ----------------------------
                                       Executive Vice President



Date:     May 8, 1998                  /s/ RONALD J. WALTERS
          -----------                  ----------------------------
                                       Vice President and Treasurer
                                      (Principal Financial
                                       and Accounting Officer)