Form 10-Q
period 1998-06-30
KANKAKEE BANCORP INC
filed 1998-08-07
CIK 891523

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                ---------------------

                                      FORM 10-Q

(MARK ONE)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1998.

                                          or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From __________ to __________.

Commission File Number 1-13676
                       -------

                                KANKAKEE BANCORP, INC.
           ----------------------------------------------------------------
                (Exact Name of Registrant as Specified in its Charter)

DELAWARE                                               36-3846489
---------------------------------                -----------------------
(State or Other Jurisdiction                         (I.R.S. Employer
of Incorporation or Organization)                 Identification Number)


310 SOUTH SCHUYLER AVENUE, KANKAKEE, ILLINOIS                         60901
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

As of August 7, 1998, there were 1,379,988 issued and outstanding shares of the Issuer's Common Stock (exclusive of 370,012 shares of the Issuer's Common Stock held as treasury stock).

                                KANKAKEE BANCORP, INC.

                                        INDEX
                                        -----


                                                                         Page
                                                                        Number
Part I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Financial
                    Statements (Unaudited)

                    Statements of Financial Condition,
                    June 30, 1998 and December 31, 1997                 1 - 2

                    Statements of Income and Comprehensive Income,
                    Three Months Ended June 30, 1998 and 1997               3

                    Statements of Income and Comprehensive Income,
                    Six Months Ended June 30, 1998 and 1997                 4

                    Statements of Cash Flows, Six Months
                    Ended June 30, 1998 and 1997                        5 - 6

                    Notes to Financial Statements                           7

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                      8 - 19

          Item 3.   Quantitative and Qualitative Disclosure
                    About Market Risk                                      10

Part II.  OTHER INFORMATION                                                20

          Item 1.   Legal Proceedings                                      20

          Item 2.   Changes in Securities                                  20

          Item 3.   Defaults Upon Senior Securities                        20

          Item 4.   Submission of Matters to a Vote of Security Holders    20

          Item 5.   Other Information                                      20

          Item 6.   Exhibits and Reports on Form 8-K                       20

          SIGNATURES                                                       21

              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                        KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                                          June 30,          December 31,
                                                                            1998                1997
                                                                          --------          ------------
Assets
     Cash and due from banks                                            $ 18,623,756       $  9,184,362
     Federal funds sold                                                   21,625,000          8,575,000
     Money market funds                                                    5,849,728          5,066,530
                                                                        ------------       ------------
     Cash and cash equivalents                                            46,098,484         22,825,892
                                                                        ------------       ------------
     Certificates of deposit                                                  50,000          1,602,000
                                                                        ------------       ------------
     Securities:
     Investment securities:
          Available-for-sale, at fair value                               58,559,053         36,823,019
          Held-to-maturity, at cost (fair value: June 30, 1998 -
          $1,264,026; December 31, 1997 - $69,752)                         1,271,714             69,752
                                                                        ------------       ------------
            Total investment securities                                   59,830,767         36,892,771
                                                                        ------------       ------------
     Mortgage-backed securities:
          Available-for-sale, at fair value                               25,002,664         28,299,596
          Held-to-maturity, at cost (fair value: June 30, 1998 -
          $189,784; December 31, 1997 - $207,815)                            185,985            203,662
                                                                        ------------       ------------
            Total mortgage-backed securities                              25,188,649         28,503,258
                                                                        ------------       ------------
     Non-marketable equity securities                                        501,100            501,100
                                                                        ------------       ------------
     Loans                                                               248,473,539        240,925,455
     Less: Allowance for losses on loans                                   2,425,268          2,130,146
                                                                        ------------       ------------
     Net loans                                                           246,048,271        238,795,309
                                                                        ------------       ------------
     Loans held for sale                                                   1,748,150            254,406
     Real estate held for sale                                             1,377,241          1,326,302
     Federal Home Loan Bank stock, at cost                                 1,856,000          1,856,000
     Office properties and equipment                                       8,163,137          5,340,406
     Accrued interest receivable                                           2,821,058          2,465,594
     Prepaid expenses and other assets                                     2,537,861            884,458
     Intangible assets                                                     5,713,237          2,161,740
                                                                        ------------       ------------
Total assets                                                            $401,933,955       $343,409,236
                                                                        ------------       ------------
                                                                        ------------       ------------

                                                                                           (Continued)

                       KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                                          June 30,          December 31,
                                                                            1998                1997
                                                                          --------          ------------
Liabilities and stockholders' equity
     Liabilities:
          Deposits
            Noninterest bearing                                         $ 14,738,222        $  9,720,181
            Interest bearing                                             322,859,461         270,301,558
          Short term borrowings                                                    -           8,220,000
          Other borrowings                                                22,900,000          15,275,000
          Advance payments by borrowers for taxes and insurance            1,600,947           1,428,880
          Other liabilities                                                  603,024             642,250
                                                                        ------------        ------------
     Total liabilities                                                   362,701,654         305,587,869
                                                                        ------------        ------------

     Stockholders' equity
          Preferred stock, $.01 par value; authorized, 500,000
            shares; none outstanding                                               -                   -
          Common stock, $.01 par value; authorized, 3,500,000
            shares; issued and outstanding: June 30, 1998 -
            1,379,988; December 31, 1997 - 1,371,638                          17,500              17,500
          Additional paid-in capital                                      16,076,670          16,090,239
          Retained income, substantially restricted                       30,618,921          29,554,920
          Less: Cost of treasury stock (370,012 shares at June 30,
           1998; 378,362 shares at December 31, 1997)                     (7,294,920)         (7,459,540)
          Unrealized gains on securities available-for-sale, net of
           related income taxes                                              192,157              71,881
                                                                        ------------        ------------
          Total stockholders' equity before
            Employee Stock Ownership Plan loan                            39,610,328          38,275,000
          Employee Stock Ownership Plan loan                                (378,027)           (453,633)
                                                                        ------------        ------------
          Total stockholders' equity                                      39,232,301          37,821,367
                                                                        ------------        ------------
Total liabilities and stockholders' equity                              $401,933,955        $343,409,236
                                                                        ------------        ------------
                                                                        ------------        ------------

See notes to consolidated financial statements (unaudited)

   CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                   KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                                          Three Months Ended June 30,
                                                                          ---------------------------
                                                                          1998                   1997
                                                                          ----                   ----
Interest income:
     Loans                                                              $  5,186,500        $  4,680,716
     Mortgage-backed securities                                              433,718             568,970
     Investment securities                                                 1,413,811             997,118
                                                                        ------------        ------------
          Total interest income                                            7,034,029           6,246,804
                                                                        ------------        ------------
Interest expense:
     Deposits                                                              3,737,526           3,189,921
     Borrowed funds                                                          313,065             350,726
                                                                        ------------        ------------
          Total interest expense                                           4,050,591           3,540,647
                                                                        ------------        ------------
     Net interest income                                                   2,983,438           2,706,157

Provision for losses on loans                                                -                     3,550
                                                                        ------------        ------------
     Net interest income after provision for losses on loans               2,983,438           2,702,607
Other income:
     Net loss on sale of securities available-for-sale                        -                   -
     Net gain (loss) on sales of real estate held for sale                    16,482             (13,458)
     Net gain (loss) on sales of loans held for sale                          60,045               5,966
     Fee income                                                              449,911             247,225
     Insurance commissions                                                    10,018              25,627
     Other                                                                   106,430             104,983
                                                                        ------------        ------------
          Total other income                                                 642,886             370,343
                                                                        ------------        ------------
Other expenses:
     Compensation and benefits                                             1,415,539           1,075,279
     Occupancy                                                               260,993             178,046
     Furniture and equipment                                                 138,379             124,753
     Federal insurance premiums                                               42,878              54,162
     Advertising                                                             136,806              80,918
     Provision for losses on foreclosed assets                                 6,754              -
     Data processing services                                                 95,607              70,818
     Telephone and postage                                                    84,220              66,218
     Amortization of intangible assets                                       102,320              57,920
     Other general and administrative                                        437,494             325,856
                                                                        ------------        ------------
          Total other expenses                                             2,720,990           2,033,970
                                                                        ------------        ------------
     Income before income taxes                                              905,334           1,038,980
Income taxes                                                                 303,052             280,310
                                                                        ------------        ------------
Net income                                                              $    602,282        $    758,670
                                                                        ------------        ------------
                                                                        ------------        ------------
Net income                                                              $    602,282        $    758,670
Other comprehensive income:
     Unrealized gains (losses) on available-for-sale
     securities, net of related income taxes                                 149,872             616,109
                                                                        ------------        ------------
Comprehensive income                                                    $    752,154        $  1,374,779
                                                                        ------------        ------------
                                                                        ------------        ------------

     Basic earnings per share                                                  $0.44               $0.54
                                                                        ------------        ------------
                                                                        ------------        ------------
     Diluted earnings per share                                                $0.41               $0.50
                                                                        ------------        ------------
                                                                        ------------        ------------


See notes to consolidated financial statements (unaudited)

     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                     KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                                             Six Months Ended June 30,
                                                                             ------------------------
                                                                             1998                1997
                                                                             ----                ----
Interest income:
     Loans                                                               $10,286,353         $ 9,360,049
     Mortgage-backed securities                                              901,930           1,150,250
     Investment securities                                                 2,582,683           2,023,972
                                                                         -----------         -----------
          Total interest income                                           13,770,966          12,534,271
                                                                         -----------         -----------

Interest expense:
     Deposits                                                              7,235,505           6,297,168
     Borrowed funds                                                          668,309             810,499
                                                                         -----------         -----------
          Total interest expense                                           7,903,814           7,107,667
                                                                         -----------         -----------
     Net interest income                                                   5,867,152           5,426,604

Provision for losses on loans                                                -                   -
                                                                         -----------         -----------
     Net interest income after provision for losses on loans               5,867,152           5,426,604
Other income:
     Net loss on sale of securities available-for-sale
     Net gain (loss on sales of real estate held for sale                     16,685             (10,592)
     Net gain (loss) on sales of loans held for sale                          94,664              11,897
     Fee income                                                              866,972             496,186
     Insurance commissions                                                    43,745              50,580
     Other                                                                   220,288             198,035
                                                                         -----------         -----------
          Total other income                                               1,242,354             746,106
                                                                         -----------         -----------
Other expenses:
     Compensation and benefits                                             2,667,507           2,203,372
     Occupancy                                                               451,502             355,292
     Furniture and equipment                                                 262,022             239,132
     Federal insurance premiums                                               85,114              86,672
     Advertising                                                             176,504             113,958
     Provision for losses on foreclosed assets                                 9,292             -
     Data processing services                                                182,611             146,928
     Telephone and postage                                                   166,062             126,208
     Amortization of intangible assets                                       196,841             115,841
     Other general and administrative                                        812,913             660,597
                                                                         -----------         -----------
          Total other expenses                                             5,010,368           4,048,000
                                                                         -----------         -----------
     Income before income taxes                                            2,099,138           2,124,710
Income taxes                                                                 704,180             596,020
                                                                         -----------         -----------
Net income                                                                $1,394,958          $1,528,690
                                                                         -----------         -----------
                                                                         -----------         -----------
Net income                                                                $1,394,958          $1,528,690
Other comprehensive income:
     Unrealized gains (losses) on available-for-sale
     securities, net of related income taxes                                 120,276              13,241
                                                                         -----------         -----------
Comprehensive income                                                     $ 1,515,234         $ 1,541,931
                                                                         -----------         -----------
                                                                         -----------         -----------

     Basic earnings per share                                                  $1.01               $1.07
                                                                         -----------         -----------
                                                                         -----------         -----------
     Diluted earnings per share                                                $0.95               $1.01
                                                                         -----------         -----------
                                                                         -----------         -----------

See notes to consolidated financial statements (unaudited)

                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                       KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                                            Six Months Ended June 30,
                                                                            -------------------------
                                                                            1998                 1997
                                                                            ----                 ----
Cash flows from operating activities:
     Net income                                                         $  1,394,958        $  1,528,690
     Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                           477,642             375,607
     Amortization of investment premiums and discounts, net                  127,681              57,924
     Accretion of loan fees, costs and discounts, net                        (42,134)            (32,896)
     Deferred income tax provision (benefit)                                    -                (28,003)
     Originations of loans held for sale                                 (25,508,600)         (1,790,002)
     Proceeds from sales of loans                                         24,109,520           1,805,708
     (Increase) decrease in interest receivable                              (47,990)            104,331
     Increase (decrease) in interest payable on deposits                      93,297              (5,243)
     Net (gain) loss on sales of loans                                       (94,664)            (11,897)
     Net gain (loss) on sales of real estate held for sale                   (16,685)             10,592
     Other, net                                                           (1,966,479)            (54,530)
                                                                        ------------        ------------
     Net cash from operating activities                                   (1,473,454)          1,960,281
                                                                        ------------        ------------

Cash flows from investing activities
Investment securities
     Available-for sale:
          Purchases                                                      (20,573,069)         (2,183,161)
          Proceeds from calls and maturities                              14,000,000           5,189,000
     Held-to-maturity:
          Purchases                                                       (1,025,000)               -
          Proceeds from maturities                                             2,629               2,471
Mortgage-backed securities:
     Available-for-sale:
          Purchases                                                       (1,997,500)               -
          Proceeds from maturities and paydowns                            5,545,350           2,124,892
     Held-to-maturity:
          Proceeds from maturities and paydowns                               17,678              25,508
     Purchases of certificates of deposit                                   (765,692)           (505,500)
     Proceeds from maturities of certificates of deposit                   2,317,692             305,500
     Proceeds from sales of real estate                                       86,953             101,777
     Net loan fees and costs deferred                                          3,289             (96,953)
     Loans originated                                                    (43,670,647)        (39,514,897)
     Loans purchased                                                        (300,000)         (1,295,000)
     Principal collected on loans                                         54,192,137          41,156,459
     Purchases of office properties and equipment, net                    (1,721,688)           (464,375)
     Payment of acquisition costs                                         (8,080,745)               -
                                                                        ------------        ------------
Net cash from investing activities                                        (1,968,613)          4,845,721
                                                                        ------------        ------------

See notes to consolidated financial statements (unaudited).

                      KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                                            Six Months Ended June 30,
                                                                            -------------------------
                                                                            1998                 1997
                                                                            ----                 ----
Cash flows from financing activities
     Net increase (decrease) in non-certificate
       of deposit accounts                                                 1,729,505            (384,602)
     Net increase in certificate of deposit accounts                       3,888,868             981,613
     Net increase (decrease) in advance payments by
       borrowers for taxes and insurance                                     126,184              (6,959)
     Proceeds from short-term borrowings                                        -             42,780,000
     Repayments of short-term borrowings                                  (8,220,000)        (56,900,000)
     Proceeds from other borrowings                                        8,000,000          16,200,000
     Repayments of other borrowings                                         (375,000)        (12,700,000)
     Proceeds from exercise of stock options                                 151,051             101,219
     Dividends paid                                                         (330,957)           (340,840)
                                                                        ------------        ------------
     Net cash from financing activities                                    4,969,651         (10,269,569)
                                                                        ------------        ------------
Increase (decrease) in cash and cash equivalents                           1,527,584          (3,463,567)
Cash and cash equivalents:
     Beginning of period                                                  22,825,892          17,160,113
     Cash acquired with Coal City National Bank                           21,745,008                   -
                                                                        ------------        ------------
     End of period                                                      $ 46,098,484        $ 13,696,546
                                                                        ------------        ------------
                                                                        ------------        ------------
Supplemental disclosures of cash flow information
 Cash paid during the year for:
     Interest on deposits                                               $  7,328,800        $  6,291,900
                                                                        ------------        ------------
                                                                        ------------        ------------
     Interest on borrowed funds                                         $    689,300        $    880,200
                                                                        ------------        ------------
                                                                        ------------        ------------
     Income taxes                                                       $    687,335        $    799,588
                                                                        ------------        ------------
                                                                        ------------        ------------
Supplemental disclosures of non-cash investing activities:
 Real estate acquired through foreclosure                               $    124,520        $  1,328,781
                                                                        ------------        ------------
                                                                        ------------        ------------
 Change in unrealized gains (losses) on securities available-for-sale   $    182,236        $     20,062
                                                                        ------------        ------------
                                                                        ------------        ------------
 Change in deferred taxes attributable to the unrealized gains
 (Losses) on securities available-for-sale                              $    (61,960)       $     (6,821)
                                                                        ------------        ------------
                                                                        ------------        ------------
Purchase of Coal City National Bank
     Cash paid                                                          $ (8,080,745)
                                                                        ------------
                                                                        ------------
 Assets acquired:
     Cash                                                               $ 21,745,008
     Investments                                                          15,538,921
     Loans                                                                17,560,127
     Accrued interest receivable                                             307,474
     Premises and equipment                                                  696,288
     Other assets                                                            122,646
 Liabilities assumed:
     Non-certificates of deposit                                         (28,996,351)
     Certificates of deposit                                             (22,691,676)
     Accrued interest payable                                               (176,247)
     Other liabilities                                                      (459,339)
     Equity                                                               (3,646,851)
                                                                        ------------
                                                                        $ (8,080,745)
                                                                        ------------
                                                                        ------------

See notes to consolidated financial statements (unaudited).

                        KANKAKEE BANCORP, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                    June 30, 1998

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The statement of condition at December 31, 1997 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report for Kankakee Bancorp, Inc. (the "Company") on Form 10-K for the year ended December 31, 1997.

Note 2 - Earnings Per Share

     Basic earnings per share of common stock have been determined by dividing net income for the period by the average number of shares of common stock outstanding. Diluted earnings per share of common stock have been determined by dividing net income for the period by the average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume exercise of stock options, and the calculation assumes purchase of treasury stock with the option proceeds at the average market price for the period (when dilutive). The Company has an incentive stock option plan for the benefit of directors, officers and employees. Diluted earnings per share have been determined considering the stock options granted, net of stock options which have been exercised.

Note 3 - Accounting for Certain Investments in Debt and Equity Securities

     At June 30, 1998, in accordance with the requirements of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities", stockholders' equity has been increased by $192,157. This represents the amount by which the market value of the available-for-sale securities and the available-for-sale mortgage-backed securities exceeded the book value, net of an income tax provision of $99,936. A decrease in market interest rates during the six months ended June 30, 1998 resulted in a $120,276 increase in the market value, net of income tax effect, of the available-for-sale securities and the available-for-sale mortgage-backed securities during the six months. At the end of 1997, the market value of the available-for-sale securities portfolio exceeded the book value by $71,881, net of income tax benefit.

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

     The Company serves the financial needs of families and local businesses in its primary market areas through its main office at 310 South Schuyler Avenue, Kankakee, Illinois and thirteen branch offices located in the communities of Ashkum, Bourbonnais, Braidwood, Champaign, Coal City (2), Diamond, Dwight, Herscher, Hoopeston, Manteno, Momence and Urbana, Illinois. The Company's business involves attracting deposits from the general public and using such deposits to originate residential mortgage loans and, to a lesser extent, commercial real estate, consumer, commercial business, multi-family and construction loans in its market areas. The Company also invests in investment securities, mortgage-backed securities and various types of short term liquid assets.

BANK ACQUISITION AND OTHER DEVELOPMENTS

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

     At the time of purchase, CCNB had total assets of approximately $56.0 million, deposits of approximately $51.7 million and stockholders' equity of approximately $3.7 million. The cash purchase price, including acquisition costs, was $8.2 million, and the transaction was accounted for as a purchase. Intangible assets of about $3.8 million have been recorded as a result of this purchase.

     In addition to the purchase of CCNB, two new branch offices of the Bank were opened during the first six months of 1998. A branch in a grocery store in Coal City, Illinois and a stand alone branch in Urbana, Illinois opened for business in June. The Company is also in the process of completing construction of a new building to replace its Herscher, Illinois branch. The new building will be occupied and open for business during the first half of August 1998.

     The Company has notified the Office of Thrift Supervision (the "OTS") of its intention to open an in-store branch office in Bradley, Illinois. Management anticipates the Bradley office will open no later than early fourth quarter of 1998.

     During the second quarter of 1998, the Company completed the data processing conversion of the deposit and loan accounts acquired with the acquisition of CCNB. Additionally, the Company's item processing was converted to an in-house operation during the second quarter.

FINANCIAL CONDITION

     Total assets of the Company increased by $58.5 million, or 17.0%, to $401.9 million at June 30, 1998 from $343.4 million at December 31, 1997. The primary reason for the increase in total assets was the acquisition of CCNB.

     Cash and cash equivalents increased by $23.3 million, or 102.0%, from $22.8 million at December 31, 1997 to $46.1 million at June 30, 1998. The increase was primarily attributable to cash and cash equivalents acquired with the purchase of CCNB.

     During the six-month period ended June 30, 1998, net loans receivable increased by $7.3 million, or 3.0%, from $238.8 million to $246.1 million. This was primarily the result of the acquisition of $17.6 million in loans with CCNB, the origination (or purchase) of $21.8 million of real estate loans and the origination (or purchase) of $22.2 million of consumer and commercial business loans, offset by loan repayments which totaled $54.2 million.

     Loans held for sale increased by $1.5 million, or 587.1%, during the six-month period ended June 30, 1998, to $1.7 million from $254,000 at December 31, 1997. The increase was the result of the origination of $24.3 million of such loans, which was partially offset by the sale of $22.8 million of such loans. The increase in origination and sale of loans held for sale is the result of relatively low market interest rates on mortgage loans, which have created a new round of refinancings.

     As a result of recent legislation which changed the pricing on education loans purchased by Sallie Mae, Inc., the Company elected to sell its education loan portfolio. During the quarter ended June 30, 1998, education loans totaling $867,000 were sold, resulting in a gain of $22,000. The Company continues to offer student loans.

     Securities available-for-sale increased by $21.8 million, or 59.0%, to $58.6 million at June 30, 1998 from $36.8 million at December 31, 1997 as the result of the acquisition of $15.1 million of such securities with the purchase of CCNB, and the purchase of $20.6 million in such securities, which was partially offset by the maturity of $14.0 million of such securities and by the net change in market value adjustment.

     Mortgage-backed securities available-for-sale decreased by $3.3 million, or 11.7%, to $25.0 million at June 30, 1998 from $28.3 million at December 31, 1997. The decrease resulted from maturities of $5.5 million of such securities, which was partially offset by the acquisition of $286,000 of such securities with the purchase of CCNB, the purchase of $2.0 million of such securities and the change in market value adjustment.

     During the six-month period ended June 30, 1998, intangible assets increased by $3.6 million, or 164.3%, to $5.7 million from $2.2 million at December 31, 1997. This increase was a result of the $3.8 million of intangible assets created by the purchase of CCNB on January 29, 1998, which was partially offset by amortization of $197,000.

     Deposits increased by $57.6 million, or 20.6%, to $337.6 million at June 30, 1998 from $280.0 million at December 31, 1997. The increase resulted from the acquisition of $51.9 million in deposits with the purchase of CCNB, a $1.8 million increase in passbook, NOW and money market accounts and a $3.9 million increase in certificate of deposit accounts.

     Total borrowings, which decreased by $595,000, or 2.5%, to $22.9 million at June 30, 1998 from $23.5 million at December 31, 1997, consisted entirely of advances from the Federal Home Loan Bank of Chicago (the "FHLB").

     Real estate held for sale increased by $51,000, or 3.8%, to $1.4 million at June 30, 1998, from $1.3 million at December 31, 1997. The increase was the result of the transfer of two single family properties from loans to real estate held for sale during the six-month period, one of which was disposed of during the period. Included in real estate held for sale is a commercial retail building in Champaign, Illinois, which was deeded to the Company in 1997. The borrower has remained liable on the underlying obligation, which is also secured by additional collateral. The property is fully rented to a retail operation and a local community college on multi-year leases. Additionally, negotiations are pending for the sale of the property.

ASSET/LIABILITY MANAGEMENT

     Management attempts to control fluctuations in net interest income which result from an imbalance in the amounts of assets and liabilities that reprice during a period of time. The Company attempts to mitigate its interest rate exposure, to the extent consistent with the maintenance of an adequate interest rate spread, by retaining adjustable rate loans and selling, in the secondary market (with servicing typically retained), the majority of 30-year fixed-rate mortgage loans, and the majority of 15-year fixed-rate mortgage loans bearing a contractual interest rate of less than 6.75%, which it originates. In addition, the Company has continued, as market circumstances permit, to build its portfolio of adjustable rate commercial real estate loans. The Company has also increased, as market circumstances permit, its origination of installment and home equity consumer loans having adjustable or floating interest rates and/or relatively short terms to maturity in an effort to control interest rate risk.

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


NON-PERFORMING ASSETS AND ALLOWANCE FOR LOSSES ON LOANS

     The Company's non-performing assets decreased to 1.12% of total assets at June 30, 1998 from 1.27% of total assets at December 31, 1997. Non-performing assets increased to $4.5 million at June 30, 1998 compared to $4.3 million at December 31, 1997. During the six-month period ended June 30, 1998, non-performing one-to-four family loans, non-performing commercial real estate loans and non-performing commercial business loans increased by $150,000, $15,000 and $170,000, respectively. In addition, foreclosed assets increased by $51,000. These increases were partially offset by decreases of $18,000, $29,000 and $186,000 in non-performing construction and development loans, non-performing consumer loans and restructured debt, respectively.
The ratio of the allowance for losses on loans to non-performing loans increased to 78.1% as of June 30, 1998 as compared to 75.6% as of December 31, 1997. The increase in this ratio, which excludes foreclosed assets and restructured troubled debt, was primarily the result of an increase of $296,000 in the allowance for losses on loans and a decrease of $106,000 in non-performing loans. The acquisition of CCNB contributed to the increase in the reserve for losses on loans and had the effect of increasing total assets, but had no impact on total non-performing assets.

     The Company classified $1.6 million of its assets as Special Mention, $4.8 million as Substandard and $34,000 as Loss as of June 30, 1998. No assets were classified as Doubtful at June 30, 1998. This represents a decrease of $152,000 in the Special Mention category and a net increase of $24,000 in the other categories from the December 31, 1997 totals for classified assets. The ratio of classified assets to total assets (including items classified as Special Mention) was 1.58% as of June 30, 1998 as compared to 1.89% as of December 31, 1997. The ratio of the allowance for losses on loans to classified assets increased to 38.2% as of June 30, 1998 as compared to 32.9% as of December 31, 1997.

     The allowance for losses on loans is established through a provision for losses on loans based on management's evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans with respect to which full collectibility may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate allowance for losses on loans. The Company also requires additional reserves for delinquent and classified loans.

     While management believes that it uses the best information available to determine the allowance for losses on loans, unforeseen market conditions could result in adjustments to the allowance for losses on loans and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for losses on loans.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     Net income for the three-month period ended June 30, 1998 was $602,000 compared to $759,000 for the same period in 1997. This represents a $157,000 decrease in net income for the 1998 period. The decrease in net income resulted from a $687,000 increase in general and administrative expenses due primarily to expenses relating to the expansion of the organization, which was partially offset by increases of $277,000 in net interest income and $273,000 in other income.

     Net interest income increased $277,000, or 10.2%, during the three-month period ended June 30, 1998, compared to the three-month period ended June 30, 1997.

     The table presented on page 18 ("Table I"), sets forth an analysis of the Company's net interest income for the three-month periods ended June 30, 1998 and 1997.

     As Table I indicates, interest income increased $787,000, or 12.6%, to $7.0 million for the three-month period ended June 30, 1998 from $6.2 million for the same period in 1997. The increase in interest income was the result of an increase in the average balance of interest-earning assets to $373.0 million during the 1998 period, primarily resulting from the acquisition of CCNB, from $328.8 million during the 1997 period. This was partially offset by a decrease in the yield earned on interest-earning assets to 7.56% during the 1998 period from 7.62% during the 1997 period. The increase in the average balance of interest-earning assets was primarily due to increases in balances of loans and other interest-earning assets during the period.

     Interest expense increased $510,000, or 14.4%, to $4.1 million for the three-month period ended June 30, 1998 from $3.5 million for the same period in 1997. The increase in interest expense was the result of an increase in the average outstanding balance of interest-bearing liabilities to $359.8 million during the 1998 period from $303.0 million during the 1997 period. This increase was partially offset by a decrease in the average yield on interest-bearing liabilities to 4.52% during the 1998 period from 4.69% during the 1997 period. The increase in average interest-bearing liabilities resulted primarily from the CCNB acquisition. The decrease in the average yield on interest-bearing liabilities resulted from the lower average cost associated with the CCNB deposits and from a lower cost of borrowings during the quarter.

     No provision for losses on loans was deemed necessary during the second quarter of 1998 based on management's review of the adequacy of the allowance for losses on loans subsequent to the acquisition of $398,000 in allowance for losses on loans as part of the purchase of CCNB in January, 1998. The provision for losses on loans for the second quarter of 1997 was $4,000.

     Other income for the three-month period ended June 30, 1998 increased $273,000, or 73.6%, to $643,000 compared to $370,000 for the same period in 1997. The increase was attributable to increases of $203,000 in fee income, $29,000 in gain on sale of real estate, and $54,000 in gain on sale of loans held for sale, which were partially offset by a decrease of $16,000 in insurance commissions. The increase in fee income was the result of the acquisition of CCNB and of an ongoing review of the Company's fee structure. The increase in gain on the sale of loans held for sale was the result of a higher volume of sales compared to the year earlier period.

     Other expenses for the three-month period ended June 30, 1998 increased $687,000 or 33.8%, to $2.7 million from $2.0 million during the 1997 period. The increase was primarily attributable to expenses associated with the ongoing operation of fourteen (14) offices compared to nine (9) during the same period in 1997, to non-capital costs associated with the data processing conversion of the records of CCNB, the return of item processing to an in-house environment, and the construction of new or replacement office facilities in Urbana, Herscher and a grocery store location in Coal City, all in Illinois. There were increases of $340,000 (31.6%) in compensation and benefits, $44,000 (76.7%) in amortization of intangible assets, $112,000 (34.3%) in other expenses, $83,000 (46.6%) occupancy costs and $56,000 (69.1%) in advertising.

     Federal income taxes increased $23,000 to $303,000 for the three-month period ended June 30, 1998, compared to $280,000 for the same period in 1997.


RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     Net income for the six-month period ended June 30, 1998 was $1.4 million compared to $1.5 million for the same period in 1997. This represents a $134,000 decrease in net income for the 1998 period. The decrease in net income resulted from increases of $962,000 in general and administrative expenses due primarily to expenses relating to the expansion of the organization and $108,000 in federal income tax expense. These items were partially offset by increases of $441,000 in net interest income and $496,000 in other income.

     Net interest income increased $441,000, or 8.1%, during the six-month period ended June 30, 1998, compared to the six-month period ended June 30, 1997.

     The table presented on page 19 ("Table II"), sets forth an analysis of the Company's net interest income for the six-month periods ended June 30, 1998 and 1997.

     As Table II indicates, interest income increased $1.2 million, or 9.9%, to $13.8 million for the six-month period ended June 30, 1998 from $12.6 million for the same period in 1997. The increase in interest income was the result of an increase in the average balance of interest-earning assets to $367.7 million during the 1998 period, primarily resulting from the acquisition of CCNB, from $331.7 million during the 1997 period. This was partially offset by a decrease in the yield earned on interest-earning assets to 7.55% during the 1998 period from 7.62% during the 1997 period. The increase in the average balance of interest-earning assets was primarily due to increases in balances of loans and other interest-earning assets during the period.

     Interest expense increased $796,000, or 11.2%, to $7.9 million for the six-month period ended June 30, 1998 from $7.1 million for the same period in 1997. The increase in interest expense was the result of an increase in the average outstanding balance of interest-bearing liabilities to $351.6 million during the 1998 period from $305.9 million during the 1997 period. This increase was partially offset by a decrease in the average yield on interest-bearing liabilities to 4.53% during the 1998 period from 4.69% during the 1997 period. The increase in average interest-bearing liabilities resulted primarily from the CCNB acquisition. The decrease in the average yield on interest-bearing liabilities resulted from the lower average cost associated with the CCNB deposits and from a lower cost of borrowings during the six-month period.

     No provision for losses on loans was deemed necessary during the first six months of 1998 based on management's review of the adequacy of the allowance for losses on loans subsequent to the acquisition of $398,000 in allowance for losses on loans as part of the purchase of CCNB in January, 1998. There was no provision for losses on loans for the first six months of 1997.

     Other income for the six-month period ended June 30, 1998 increased $496,000, or 66.5%, to $1.2 million compared to $746,000 for the same period in 1997. The increase was attributable to increases of $371,000 in fee income, $83,000 in gain on sale of loans held for sale, $22,000 in other income and $27,000 in gain on sale of real estate, which were partially offset by a decrease of $7,000 in insurance commissions. The increase in fee income was the result of the acquisition of CCNB and of an ongoing review of the Company's fee structure. The increase in gain on the sale of loans held for sale was the result of a higher volume of sales compared to the year earlier period.

     Other expenses for the six-month period ended June 30, 1998 increased $962,000, or 23.8%, to $5.0 million from $4.0 million during the 1997 period. The increase for the six-month period was primarily attributable to the items discussed in "RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 AND 1997" and to the first quarter, 1998 expenses associated with the ongoing operation of the former CCNB offices. There were increases of $464,000 (21.2%) in compensation and benefits, $81,000 (69.9%) in amortization of intangible assets, $152,000 (23.1%) in other expenses, $96,000 (27.1%) in occupancy costs and $62,000 (54.9%) in advertising.

     Federal income taxes increased $108,000 to $704,000 for the six-month period ended June 30, 1998, compared to $596,000 for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a certain level of cash and other liquid assets to fund normal volumes of loan commitments, deposit withdrawals and other obligations. The Office of Thrift Supervision (the "OTS") regulations currently require each savings association to maintain, for each calendar quarter, an average daily balance of liquid assets (including cash and cash equivalent investments) equal to at least 4% of its liquidity base as of the end of the preceding calendar quarter or the average daily balance of its liquidity base during the preceding calendar quarter. The liquidity base consists of net withdrawable accounts plus borrowings repayable in 12 months or less. At June 30, 1998, the Company's liquidity ratio was 22.5%, which was well in excess of the minimum regulatory requirement.

     The Company's primary sources of funds are deposits and proceeds from payments of principal and interest on loans and the sale or maturity of investment securities and mortgage-backed securities. Management considers current liquidity and additional sources of funds adequate to meet outstanding liquidity needs.

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

     As of June 30, 1998, the Bank exceeded all current minimum regulatory capital standards and was deemed to be "well capitalized" for purposes of the OTS's prompt corrective action regulations. At June 30, 1998, the Bank's tangible capital was $27.3 million, or 7.0%, of adjusted total assets, which exceeded the 1.5% requirement by $21.5 million and exceeded the 2.0%
"critically undercapitalized" threshold by $19.5 million.   In addition, at
June 30, 1998, the Bank had core capital of $27.3 million, or 7.0%, of adjusted total assets, which exceeded the 4.0% requirement by $11.7 million and exceeded the 5.0% "well capitalized" threshold by $7.8 million. The Bank had risk-based capital of $29.7 million at June 30, 1998, or 13.5%, of risk-adjusted assets, which exceeded the minimum risk-based capital requirement by $12.1 million and exceeded the 10.0% "well capitalized" threshold by $7.6 million. Additionally, the Bank's $27.3 million of core capital equaled 12.4% of total risk-weighted assets, which exceeded the 6.0% "well capitalized" threshold by $14.1 million.

STOCK REPURCHASE

     On January 13, 1998, the Company's Board of Directors authorized the repurchase during 1998 of up to 137,000 shares of its common stock. During the six-month period ending June 30, 1998, no shares of common stock were repurchased. Through June 30, 1998, a total of 409,357 shares of common stock of the Company had been purchased under the previously completed repurchase programs at a total cost of $8.0 million. As of June 30, 1998, the Company held 370,012 shares of its common stock as treasury stock. There were no repurchases of shares of its common stock by the Company during the period from June 30, 1998 through August 7, 1998.

EXERCISE OF STOCK OPTIONS

     During the second quarter of 1998, stock options for 2,000 shares of common stock were exercised. No notice was received between June 30, 1998 and August 7, 1998 from holders of options of their intent to exercise options.

DIVIDENDS

     In January, 1995, the Company began a regular quarterly dividend program and declared the first cash dividend since becoming a public company. During 1995 and 1996, cash dividends of $.10 per share were paid each quarter. During 1997 and for the first one-half of 1998, cash dividends of $.12 per share were paid each quarter. On July 14, 1998, a cash dividend of $.12 per share was declared payable on September 1, 1998 to stockholders of record as of August 14, 1998. Future dividends will depend primarily upon earnings, financial condition and need for funds, as well as restrictions imposed by regulatory authorities regarding dividend payments and capital requirements.

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

The Company licenses all software used in conducting its business from third party software vendors. None of the Company's software has been internally developed. The Company has developed a comprehensive list of all software and all hardware in use within the organization. Every vendor has been contacted regarding the Year 2000 issue, and the Company is closely tracking the progress each is making in resolving the problems associated with the issue. Software and hardware are upgraded as the vendors resolve Year 2000 problems. The vendor of the primary software in use at the Company released its Year 2000 compliant software in July 1998. Testing standards have been formulated for comprehensive testing of this software during the last half of 1998. Additionally, the Company has begun the process of contacting its borrowers to determine the level of progress they have made in addressing the impact that the Year 2000 issue will have on their respective businesses. In addition, the Company is monitoring all other major vendors of services to the Company for Year 2000 issues in order to avoid shortages of supplies and services in the coming months. At the present time, no situations that will require material cost expenditures to become fully compliant have been identified.

Through June 30, 1998, the Company has incurred costs totaling approximately $20,000 related to hardware and software upgrades because of the Year 2000 issue and anticipates incurring additional costs of approximately $60,000 during 1998, primarily related to additional planning and testing.

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


                                                                              TABLE I
                                                              NET INTEREST INCOME ANALYSIS (UNAUDITED)
                                                               KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                                    Three Months Ended June 30,
                                                            1998                                    1997
                                       ---------------------------------------  -----------------------------------
                                         Average                                  Average
                                       Outstanding       Interest       Yield/  Outstanding       Interest   Yield/
                                         Balance       Earned/Paid       Rate     Balance       Earned/Paid   Rate
                                       ---------------------------------------  -----------------------------------
                                                                      (Dollars in Thousands)
Interest-earning assets:
     Loans receivable (1)                $250,134         $5,186         8.32%   $230,553         $4,681     8.14%
     Mortgage-backed securities            27,286            434         6.38%     33,029            569     6.91%
     Investments securities (2)            59,399            932         6.29%     49,245            777     6.33%
     Other interest-earning assets         34,362            451         5.26%     14,061            189     5.39%
     FHLB stock                             1,856             31         6.70%      1,881             31     6.61%
                                         --------         ------                 --------         ------
Total interest-earning assets             373,037          7,034         7.56%    328,769          6,247     7.62%
                                         --------         ------                 --------         ------
Other assets                               29,705                                  14,596
                                         --------                                --------
Total assets                             $402,742                                $343,365
                                         --------                                --------
                                         --------                                --------

Interest-bearing liabilities:
     Time deposits                       $204,691          2,877         5.64%   $176,681          2,482     5.63%
     Savings deposits                      59,982            407         2.72%     52,395            356     2.73%
     Demand and NOW deposits               71,936            454         2.53%     49,796            352     2.84%
     Borrowings                            23,151            313         5.42%     24,098            351     5.84%
                                         --------         ------                 --------         ------
Total interest-bearing liabilities        359,760          4,051         4.52%    302,970          3,541     4.69%
                                         --------         ------                 --------         ------
Other liabilities                           4,142                                   3,205
                                         --------                                --------
Total liabilities                         363,902                                 306,175
                                         --------                                --------
Stockholders' equity                       38,839                                  37,190
                                         --------                                --------
Total liabilities and
  stockholders' equity                   $402,741                                $343,365
                                         --------                                --------
                                         --------                                --------

Net interest income                                       $2,983                                  $2,706
                                                          ------                                  ------
                                                          ------                                  ------

Net interest rate spread                                                 3.04%                               2.93%
                                                                        ------                              ------
                                                                        ------                              ------

Net earning assets                        $13,277                                 $25,799
                                          -------                                 -------
                                          -------                                 -------

Net yield on average interest-
 earning assets (net interest
 margin)                                                                 3.21%                               3.30%
                                                                        ------                              ------
                                                                        ------                              ------

Average interest-earning assets to
 average interest-bearing liabilities                    103.69%                                 108.52%
                                                         -------                                 -------
                                                         -------                                 -------

(1)  Calculated including loans held for sale, and net of deferred loan fees, loan discounts, loans in process and loan loss reserves.
(2)  Calculated including investment securities available-for-sale.


                                                                             TABLE II
                                                              NET INTEREST INCOME ANALYSIS (UNAUDITED)
                                                               KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                                    Six Months Ended June 30,
                                                            1998                                    1997
                                       ---------------------------------------  -----------------------------------
                                         Average                                  Average
                                       Outstanding       Interest       Yield/  Outstanding       Interest   Yield/
                                         Balance       Earned/Paid       Rate     Balance       Earned/Paid   Rate
                                       ---------------------------------------  -----------------------------------
                                                                      (Dollars in Thousands)
Interest-earning assets:
     Loans receivable (1)                $250,084        $10,286         8.29%   $231,470         $9,360     8.15%
     Mortgage-backed securities            27,868            902         6.53%     33,577          1,150     6.91%
     Investments securities (2)            54,806          1,688         6.21%     49,893          1,686     6.81%
     Other interest-earning assets         33,114            834         5.08%     14,864            275     3.73%
     FHLB stock                             1,856             61         6.63%      1,913             64     6.75%
                                         --------         ------                 --------         ------
Total interest-earning assets             367,728         13,771         7.55%    331,717         12,535     7.62%
                                         --------         ------                 --------         ------
Other assets                               26,051                                  14,093
                                         --------                                --------
Total assets                             $393,779                                $345,810
                                         --------                                --------
                                         --------                                --------

Interest-bearing liabilities:
     Time deposits                       $200,384          5,590         5.63%   $175,853          4,886     5.60%
     Savings deposits                      58,256            781         2.70%     52,286            705     2.72%
     Demand and NOW deposits               68,509            864         2.54%     49,685            706     2.87%
     Borrowings                            24,427            668         5.51%     28,085            811     5.82%
                                         --------         ------                 --------         ------
Total interest-bearing liabilities        351,576          7,903         4.53%    305,909          7,108     4.69%
                                         --------         ------                 --------         ------
Other liabilities                           3,667                                   2,960
                                         --------                                --------
Total liabilities                         355,243                                 308,869
                                         --------                                --------
Stockholders' equity                       38,536                                  36,941
                                         --------                                --------
Total liabilities and
  stockholders' equity                   $393,779                                $345,810
                                         --------                                --------
                                         --------                                --------

Net interest income                                       $5,868                                  $5,427
                                                          ------                                  ------
                                                          ------                                  ------
Net interest rate spread                                                 3.02%                               2.93%
                                                                         -----                               -----
                                                                         -----                               -----
Net earning assets                        $16,152                                 $25,808
                                          -------                                 -------
                                          -------                                 -------

Net yield on average interest-
 earning assets (net interest
 margin)                                                                 3.22%                               3.30%
                                                                         -----                               -----
                                                                         -----                               -----
Average interest-earning assets to
 average interest-bearing liabilities                    104.59%                                 108.44%
                                                         -------                                 -------
                                                         -------                                 -------

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

Item 2.   CHANGES IN SECURITIES   -   None

Item 3.   DEFAULTS UPON SENIOR SECURITIES   -   None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - The Annual Meeting of Stockholders (the "Meeting") of the Company was held on April 24, 1998. At the Meeting, James G. Schneider and Larry D. Huffman were elected to serve as directors with terms expiring in 2001. Continuing with terms expiring in 2000 were Charles C. Huber, Thomas M. Schneider and Wesley E. Walker. Continuing with terms expiring in 1999 were William Cheffer and Michael A. Stanfa. The matters approved by stockholders at the Meeting and the number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below:


                                                  Number of Votes
                                                  ---------------
                                                 For       Withheld
                                                 ---       --------
          The election of the following
          directors for a three-year term:

          Larry D. Huffman                  1,180,992        1,878
          James G. Schneider                1,179,607        9,263


                                                                                   Broker
                                                     For      Against   Abstain   Non-Votes
                                                     ---      -------   -------   ---------

          The ratification of McGladrey &
          Pullen, LLP, as the auditors for the
          year ending December 31, 1998:           1,178,000   6,345     4,525        -

Item 5.   OTHER INFORMATION   -   None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits   -   Exhibit 27 - Financial Data Schedule

          Reports on Form 8-K  -  None

                                KANKAKEE BANCORP, INC.

                                      SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             KANKAKEE BANCORP, INC.
                                             Registrant




Date:          August 7, 1998                /s/ MICHAEL A. STANFA
      ----------------------------------     ---------------------------------
                                             Executive Vice President



Date:          August 7, 1998                /s/ RONALD J. WALTERS
      ----------------------------------     ---------------------------------
                                             Vice President and Treasurer
                                             (Principal Financial
                                             and Accounting Officer)