Form 10-Q
period 1998-09-30
KANKAKEE BANCORP INC
filed 1998-11-06
CIK 891523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              ---------------------

                                    FORM 10-Q

(MARK ONE)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1998.

                                       or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From __________ to __________.

Commission File Number 1-13676
                       -------

                             KANKAKEE BANCORP, INC.
        ----------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

DELAWARE                               36-3846489
-------------------------------        -------------------------------------
(State or Other Jurisdiction of       (I.R.S. Employer Identification Number)
Incorporation or Organization)

310 SOUTH SCHUYLER AVENUE, KANKAKEE, ILLINOIS                            60901
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

                                Yes    X     No
                                     -----        -----

As of November 6, 1998, there were 1,366,688 issued and outstanding shares of the Issuer's Common Stock (exclusive of 383,312 shares of the Issuer's Common Stock held as treasury stock).

                             KANKAKEE BANCORP, INC.

                                      INDEX


                                                                                      Page
                                                                                     Number
Part I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Financial
                    Statements (Unaudited)

                    Statements of Financial Condition,
                    September 30, 1998 and December 31, 1997                           1 - 2

                    Statements of Income and Comprehensive Income,
                    Three Months Ended September 30, 1998 and 1997                         3

                    Statements of Income and Comprehensive Income,
                    Nine Months Ended September 30, 1998 and 1997                          4

                    Statements of Cash Flows, Nine Months
                    Ended September 30, 1998 and 1997                                  5 - 6

                    Notes to Financial Statements                                          7

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                                     8 - 20

          Item 3.   Quantitative and Qualitative Disclosure
                    About Market Risk                                                     10

Part II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                                     21

          Item 2.   Changes in Securities                                                 21

          Item 3.   Defaults Upon Senior Securities                                       21

          Item 4.   Submission of Matters to a Vote of Security Holders                   21

          Item 5.   Other Information                                                     21

          Item 6.   Exhibits and Reports on Form 8-K                                      21

          SIGNATURES                                                                      22

           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                                           September 30,         December 31,
                                                                              1998                   1997
                                                                           ------------          -----------
Assets
   Cash and due from banks                                                 $ 24,462,817          $  9,184,362
   Federal funds sold                                                        19,425,000             8,575,000
   Money market funds                                                         5,794,175             5,066,530
                                                                           ------------          ------------
   Cash and cash equivalents                                                 49,681,992            22,825,892
                                                                           ------------          ------------
   Certificates of deposit                                                       50,000             1,602,000
                                                                           ------------          ------------
   Securities:
   Investment securities:
       Available-for-sale, at fair value                                     69,055,247            36,823,019
       Held-to-maturity, at cost (fair value: September 30, 1998 -
       $1,397,351; December 31, 1997 - $69,752)                               1,396,156                69,752
                                                                           ------------          ------------
           Total investment securities                                       70,451,403            36,892,771
                                                                           ------------          ------------
   Mortgage-backed securities:
       Available-for-sale, at fair value                                     18,594,077            28,299,596
       Held-to-maturity, at cost (fair value: September 30, 1998 -
       $180,956; December 31, 1997 - $207,815)                                  176,866               203,662
                                                                           ------------          ------------
           Total mortgage-backed securities                                  18,770,943            28,503,258
                                                                           ------------          ------------
   Non-marketable equity securities                                             501,100               501,100
                                                                           ------------          ------------
   Loans                                                                    245,549,622           240,925,455
   Less: Allowance for losses on loans                                        2,424,836             2,130,146
                                                                           ------------          ------------
   Net loans                                                                243,124,786           238,795,309
                                                                           ------------          ------------
   Loans held for sale                                                          725,757               254,406
   Real estate held for sale                                                  1,470,238             1,326,302
   Federal Home Loan Bank stock, at cost                                      1,856,000             1,856,000
   Office properties and equipment                                            8,415,628             5,340,406
   Accrued interest receivable                                                2,878,956             2,465,594
   Prepaid expenses and other assets                                          1,548,475               884,458
   Intangible assets                                                          5,687,656             2,161,740
                                                                           ------------          ------------
Total assets                                                               $405,162,934          $343,409,236
                                                                           ------------          ------------
                                                                           ------------          ------------

                                                                                                   (Continued)

                                       1

                      KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                                           September 30,         December 31,
                                                                              1998                   1997
                                                                           ------------          -----------

Liabilities and stockholders' equity
   Liabilities:
       Deposits
           Noninterest bearing                                             $ 14,448,886          $  9,720,181
           Interest bearing                                                 326,327,791           270,301,558
       Short term borrowings                                                          -             8,220,000
       Other borrowings                                                      22,900,000            15,275,000
       Advance payments by borrowers for taxes and insurance                    459,417             1,428,880
       Other liabilities                                                      1,147,586               642,250
                                                                           ------------          ------------
   Total liabilities                                                        365,283,680           305,587,869
                                                                           ------------          ------------

   Stockholders' equity
       Preferred stock, $.01 par value; authorized, 500,000
         shares; none outstanding                                                     -                     -
       Common stock, $.01 par value; authorized, 3,500,000
         shares; issued and outstanding: September 30, 1998 -
         1,373,488; December 31, 1997 - 1,371,638                                17,500                17,500
       Additional paid-in capital                                            16,076,670            16,090,239
       Retained income, substantially restricted                             30,993,476            29,554,920
       Less: Cost of treasury stock (376,512 shares at September
        30, 1998; 378,362 shares at December 31, 1997)                       (7,463,320)           (7,459,540)
       Unrealized gains on securities available-for-sale, net of
        related income taxes                                                    632,955                71,881
                                                                           ------------          ------------

       Total stockholders' equity before
         Employee Stock Ownership Plan loan                                  40,257,281            38,275,000
       Employee Stock Ownership Plan loan                                      (378,027)             (453,633)
                                                                           ------------          ------------
       Total stockholders' equity                                            39,879,254            37,821,367
                                                                           ------------          ------------
Total liabilities and stockholders' equity                                 $405,162,934          $343,409,236
                                                                           ------------          ------------
                                                                           ------------          ------------

See notes to consolidated financial statements (unaudited)

     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                                    Three Months Ended September 30,
                                                                    --------------------------------
                                                                       1998                 1997
                                                                    ----------            ----------
Interest income:
   Loans                                                            $5,075,470            $4,738,304
   Mortgage-backed securities                                          327,647               545,629
   Investment securities                                             1,569,452               917,335
                                                                    ----------            ----------
       Total interest income                                         6,972,569             6,201,268
                                                                    ----------            ----------
Interest expense:
   Deposits                                                          3,833,859             3,230,170
   Borrowed funds                                                      311,152               350,447
                                                                    ----------            ----------
       Total interest expense                                        4,145,011             3,580,617
                                                                    ----------            ----------
   Net interest income                                               2,827,558             2,620,651

Provision for losses on loans                                                -                20,675
                                                                    ----------            ----------
   Net interest income after provision for losses on loans           2,827,558             2,599,976
Other income:
   Net gain on sale of securities available-for-sale                         -                 1,875
   Net gain on sales of real estate held for sale                        3,765                 2,946
   Net gain on sales of loans held for sale                             39,276                23,663
   Fee income                                                          374,675               248,407
   Insurance commissions                                                54,154                44,364
   Other                                                               123,429               103,267
                                                                    ----------            ----------
       Total other income                                              595,299               424,522
                                                                    ----------            ----------
Other expenses:
   Compensation and benefits                                         1,429,614             1,075,164
   Occupancy                                                           229,776               207,449
   Furniture and equipment                                             153,764               118,919
   Federal insurance premiums                                           42,389                41,781
   Advertising                                                          57,845                50,802
   Provision for losses on foreclosed assets                                 -                 1,104
   Data processing services                                            101,308                65,458
   Telephone and postage                                                89,516                56,987
   Amortization of intangible assets                                   106,521                57,921
   Other general and administrative                                    400,940               327,475
                                                                    ----------            ----------
       Total other expenses                                          2,611,673             2,003,060
                                                                    ----------            ----------
   Income before income taxes                                          811,184             1,021,438
Income taxes                                                           271,030               285,890
                                                                    ----------            ----------
Net income                                                          $  540,154            $  735,548
                                                                    ----------            ----------
                                                                    ----------            ----------
Net income                                                          $  540,154            $  735,548
Other comprehensive income:
   Unrealized gains on available-for-sale
   securities, net of related income taxes                             440,798               383,933
                                                                    ----------            ----------
Comprehensive income                                                $  980,952            $1,119,481
                                                                    ----------            ----------
                                                                    ----------            ----------

   Basic earnings per share                                         $     0.39            $     0.52
                                                                    ----------            ----------
                                                                    ----------            ----------
   Diluted earnings per share                                       $     0.37            $     0.49
                                                                    ----------            ----------
                                                                    ----------            ----------

See notes to consolidated financial statements (unaudited)

     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                                             Nine Months Ended September 30,
                                                                             -------------------------------
                                                                                 1998                1997
                                                                             -----------         -----------
Interest income:
   Loans                                                                     $15,361,823         $14,098,353
   Mortgage-backed securities                                                  1,229,577           1,695,879
   Investment securities                                                       4,152,135           2,941,307
                                                                             -----------         -----------
       Total interest income                                                  20,743,535          18,735,539
                                                                             -----------         -----------
Interest expense:
   Deposits                                                                   11,069,364           9,527,338
   Borrowed funds                                                                979,461           1,160,946
                                                                             -----------         -----------
       Total interest expense                                                 12,048,825          10,688,284
                                                                             -----------         -----------
   Net interest income                                                         8,694,710           8,047,255

Provision for losses on loans                                                          -              20,675
                                                                             -----------         -----------
   Net interest income after provision for losses on loans                     8,694,710           8,026,580
Other income:
   Net gain on sale of securities available-for-sale                                   -               1,875
   Net gain (loss) on sales of real estate held for sale                          20,450              (7,646)
   Net gain on sales of loans held for sale                                      133,940              35,560
   Fee income                                                                  1,241,647             744,593
   Insurance commissions                                                          97,899              94,944
   Other                                                                         343,717             301,302
                                                                             -----------         -----------
       Total other income                                                      1,837,653           1,170,628
                                                                             -----------         -----------
Other expenses:
   Compensation and benefits                                                   4,097,121           3,278,536
   Occupancy                                                                     681,278             562,741
   Furniture and equipment                                                       415,786             358,051
   Federal insurance premiums                                                    127,503             128,453
   Advertising                                                                   234,349             164,760
       Provision for losses on foreclosed assets                                   9,292               6,534
   Data processing services                                                      283,919             212,386
   Telephone and postage                                                         255,578             183,195
   Amortization of intangible assets                                             303,362             173,762
   Other general and administrative                                            1,213,853             982,642
                                                                             -----------         -----------
       Total other expenses                                                    7,622,041           6,051,060
                                                                             -----------         -----------
   Income before income taxes                                                  2,910,322           3,146,148
Income taxes                                                                     975,210             881,910
                                                                             -----------         -----------
Net income                                                                   $ 1,935,112         $ 2,264,238
                                                                             -----------         -----------
                                                                             -----------         -----------
Net income                                                                   $ 1,935,112         $ 2,264,238
Other comprehensive income:
   Unrealized gains on available-for-sale
   securities, net of related income taxes                                       561,074             397,174
                                                                             -----------         -----------
Comprehensive income                                                         $ 2,496,186         $ 2,661,412
                                                                             -----------         -----------
                                                                             -----------         -----------

   Basic earnings per share                                                  $      1.40         $      1.59
                                                                             -----------         -----------
                                                                             -----------         -----------
   Diluted earnings per share                                                $      1.32         $      1.50
                                                                             -----------         -----------
                                                                             -----------         -----------

See notes to consolidated financial statements (unaudited)

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                                             Nine Months Ended September 30,
                                                                           ----------------------------------
                                                                                1998                  1997
                                                                           ------------          ------------
Cash flows from operating activities:
   Net income                                                              $  1,935,112          $  2,264,238
   Adjustments to reconcile net income to net
   cash provided by operating activities:
   Provision for losses on loans                                                      -                20,675
   Provisions for losses on repossessed assets                                    9,292                 6,534
   Depreciation and amortization                                                759,114               570,362
   Amortization of investment premiums and discounts, net                       201,599                95,243
   Accretion of loan fees, costs and discounts, net                             (47,041)              (33,549)
   Deferred income tax provision (benefit)                                            -               (25,662)
   Originations of loans held for sale                                      (31,120,721)           (3,498,789)
   Proceeds from sales of loans                                              30,783,310             4,046,004
   (Increase) decrease in interest receivable                                  (105,888)              368,700
   Increase (decrease) in interest payable on deposits                           87,887               (17,764)
   Net gain on sales of loans                                                  (133,940)              (35,560)
   Net gain on sales of securities                                                    -                (1,875)
   Net (gain) loss on sales of real estate held for sale                        (20,450)                7,646
   Other, net                                                                  (670,885)              (27,564)
                                                                           ------------          ------------
   Net cash from operating activities                                         1,677,389             3,738,639
                                                                           ------------          ------------

Cash flows from investing activities
Investment securities
     Available-for sale:
         Purchases                                                          (38,369,126)           (2,188,976)
         Proceeds from sales                                                          -             3,001,875
         Proceeds from calls and maturities                                  22,000,000             6,189,000
     Held-to-maturity:
         Purchases                                                           (1,150,000)                   -
         Proceeds from maturities                                                 2,629                2,471
Mortgage-backed securities:
     Available-for-sale:
         Purchases                                                           (1,997,500)                    -
         Proceeds from maturities and paydowns                               11,848,317             3,405,164
     Held-to-maturity:
         Proceeds from maturities and paydowns                                   26,797                34,524
     Purchases of certificates of deposit                                      (765,692)             (705,500)
     Proceeds from maturities of certificates of deposit                      2,317,692               405,500
     Proceeds from sales of real estate                                         294,247               126,928
     Net loan fees and costs deferred                                             5,115              (134,182)
     Loans originated                                                       (71,131,586)          (63,491,802)
     Loans purchased                                                           (300,000)           (1,735,000)
     Principal collected on loans                                            84,293,894            61,302,528
     Purchases of office properties and equipment, net                       (2,149,130)           (1,064,940)
     Payment of acquisition costs                                            (8,080,745)                    -
                                                                           ------------          ------------
Net cash from investing activities                                           (3,155,088)            5,147,590
                                                                           ------------          ------------

See notes to consolidated financial statements (unaudited).

                      KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                                             Nine Months Ended September 30,
                                                                           ----------------------------------
                                                                                1998                  1997
                                                                           ------------          ------------
Cash flows from financing activities
     Net increase (decrease) in non-certificate
       of deposit accounts                                                 $  1,528,921          $ (3,473,680)
     Net increase in certificate of deposit accounts                          7,273,856             2,358,194
     Net decrease in advance payments by
       borrowers for taxes and insurance                                     (1,105,081)           (1,333,677)
     Proceeds from short-term borrowings                                              -            52,720,000
     Repayments of short-term borrowings                                     (8,220,000)          (69,600,000)
     Proceeds from other borrowings                                           8,000,000            27,050,000
     Repayments of other borrowings                                            (375,000)          (21,000,000)
     Proceeds from exercise of stock options                                    151,051               105,169
     Dividends paid                                                            (496,556)             (511,861)
     Purchase of treasury stock                                                (168,400)                    -
                                                                           ------------          ------------
     Net cash from financing activities                                       6,588,791           (13,685,855)
                                                                           ------------          ------------
Increase (decrease) in cash and cash equivalents                              5,111,092            (4,799,626)
Cash and cash equivalents:
     Beginning of year                                                       22,825,892            17,160,113
     Cash acquired with Coal City National Bank                              21,745,008                     -
                                                                           ------------          ------------
     End of year                                                           $ 49,681,992          $ 12,360,487
                                                                           ------------          ------------
                                                                           ------------          ------------
Supplemental disclosures of cash flow information
Cash paid during the year for:
     Interest on deposits                                                  $ 11,157,300          $  9,509,600
                                                                           ------------          ------------
                                                                           ------------          ------------
     Interest on borrowed funds                                            $  1,002,100          $  1,223,700
                                                                           ------------          ------------
                                                                           ------------          ------------
     Income taxes                                                          $    882,335          $  1,029,588
                                                                           ------------          ------------
                                                                           ------------          ------------
Supplemental disclosures of non-cash investing activities:
 Real estate acquired through foreclosure                                  $    410,268          $  1,328,781
                                                                           ------------          ------------
                                                                           ------------          ------------

 Change in unrealized gains on securities available-for-sale               $    850,112          $    601,779
                                                                           ------------          ------------
                                                                           ------------          ------------
 Change in deferred taxes attributable to the unrealized gains
 on securities available-for-sale                                          $   (289,038)         $   (204,605)
                                                                           ------------          ------------
                                                                           ------------          ------------
Purchase of Coal City National Bank
     Cash paid                                                             $ (8,080,745)
                                                                           ------------
                                                                           ------------
 Assets acquired:
     Cash                                                                  $ 21,745,008
     Investments                                                             15,538,921
     Loans                                                                   17,560,127
     Accrued interest receivable                                                307,474
     Premises and equipment                                                     696,288
     Other assets                                                               122,646
 Liabilities assumed:
     Non-certificates of deposit                                            (28,996,351)
     Certificates of deposit                                                (22,691,676)
     Accrued interest payable                                                  (176,247)
     Other liabilities                                                         (459,339)
     Equity                                                                  (3,646,851)
                                                                           ------------
                                                                           $  (8,080,745)
                                                                           ------------
                                                                           ------------

See notes to consolidated financial statements (unaudited).

                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 1998

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The statement of condition at December 31, 1997 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report for Kankakee Bancorp, Inc. (the "Company") on Form 10-K for the year ended December 31, 1997.

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

Note 3 - Accounting for Certain Investments in Debt and Equity Securities

     At September 30, 1998, in accordance with the requirements of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities", stockholders' equity has been increased by $632,955. This represents the amount by which the market value of the available-for-sale securities and the available-for-sale mortgage-backed securities exceeded the book value, net of an income tax provision of $326,199. A decrease in market interest rates during the nine months ended September 30, 1998 resulted in a $561,074 increase in the market value, net of income tax effect, of the available-for-sale securities and the available-for-sale mortgage-backed securities during the nine months. At the end of 1997, the market value of the available-for-sale securities portfolio exceeded the book value by $71,881, net of income tax benefit.

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

     The Company serves the financial needs of families and local businesses in its primary market areas through its main office at 310 South Schuyler Avenue, Kankakee, Illinois and fourteen branch offices located in the communities of Ashkum, Bourbonnais, Bradley, Braidwood, Champaign, Coal City
(2), Diamond, Dwight, Herscher, Hoopeston, Manteno, Momence and Urbana, Illinois. The Company's business involves attracting deposits from the general public and using such deposits to originate residential mortgage loans and, to a lesser extent, commercial real estate, consumer, commercial business, multi-family and construction loans in its market areas. The Company also invests in investment securities, mortgage-backed securities and various types of short term liquid assets.

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

     In addition to the purchase of CCNB, two new branch offices of the Bank were opened during the first nine months of 1998. A branch in a grocery store in Coal City, Illinois and a stand alone branch in Urbana, Illinois opened for business in June. The Company also completed construction of a new building to replace its Herscher, Illinois branch. The new building was occupied and opened for business on August 3, 1998. During the third quarter, the Company began construction on an in-store branch office in Bradley, Illinois. The Bradley office opened for business on November 2, 1998.

     During the second quarter of 1998, the Company completed the data processing conversion of the deposit and loan accounts acquired with the acquisition of CCNB. Additionally, the Company's item processing was converted to an in-house operation during the second quarter.

FINANCIAL CONDITION

     Total assets of the Company increased by $61.8 million, or 18.0%, to $405.2 million at September 30, 1998 from $343.4 million at December 31, 1997. The primary reason for the increase in total assets was the acquisition of CCNB.

     Cash and cash equivalents increased by $26.9 million, or 117.7% from $22.8 million at December 31, 1997 to $49.7 million at September 30, 1998. The increase was primarily attributable to cash and cash equivalents acquired with the purchase of CCNB.

     During the nine-month period ended September 30, 1998, net loans receivable increased by $4.3 million, or 1.8%, from $238.8 million to $243.1 million. This was primarily the result of the acquisition of $17.6 million in loans with CCNB, the origination (or purchase) of $40.1 million of real estate loans and the origination (or purchase) of $31.3 million of consumer and commercial business loans, offset by loan repayments which totaled $84.3 million. The high level of loan repayments was the result of refinancing of existing loans due to the low interest rate environment.

     Loans held for sale increased by $472,000, or 185.3%, during the nine-month period ended September 30, 1998, to $726,000 from $254,000 at December 31, 1997. The increase was the result of the origination of $31.1 million of such loans, which was partially offset by the sale of $30.8 million of such loans. The increase in origination and sale of loans held for sale is the result of a flat yield curve and low market interest rates for mortgage loans, which have created a high level of refinancings into fixed rate loans.

     Securities available-for-sale increased by $32.3 million, or 87.5%, to $69.1 million at September 30, 1998 from $36.8 million at December 31, 1997 as the result of the acquisition of $15.1 million of such securities with the purchase of CCNB, and the purchase of $38.4 million in such securities, which was partially offset by the maturity of $22.0 million of such securities and by the net change in market value adjustment.

     Mortgage-backed securities available-for-sale decreased by $9.7 million, or 34.3%, to $18.6 million at September 30, 1998 from $28.3 million at December 31, 1997. The decrease resulted from maturities of $11.8 million of such securities, which was partially offset by the acquisition of $286,000 of such securities with the purchase of CCNB, the purchase of $2.0 million of such securities and the change in market value adjustment.

     During the nine-month period ended September 30, 1998, intangible assets increased by $3.5 million, or 163.1%, to $5.7 million from $2.2 million at December 31, 1997. This increase was a result of the $3.8 million of intangible assets created by the purchase of CCNB on January 29, 1998, which was partially offset by amortization of $303,000.

     Deposits increased by $60.8 million, or 22.4%, to $340.8 million at September 30, 1998 from $280.0 million at December 31, 1997. The increase resulted from the acquisition of $51.9 million in deposits with the purchase of CCNB, a $1.5 million increase in passbook, NOW and money market accounts and a $7.3 million increase in certificate of deposit accounts.

     Total borrowings, which decreased by $595,000, or 2.5%, to $22.9 million at September 30, 1998 from $23.5 million at December 31, 1997, consisted entirely of advances from the Federal Home Loan Bank of Chicago (the "FHLB").

     Real estate held for sale increased by $144,000, or 10.9%, to $1.5 million at September 30, 1998, from $1.3 million at December 31, 1997. The increase was the result of the transfer of six single family properties from loans to real estate held for sale during the nine-month period, two of which were disposed of during the period. Included in real estate held for sale is a commercial building in Champaign, Illinois, which was deeded to the Company in 1997. The property is fully rented to a retail operation and a local community college on multi-year leases. Further negotiations on other loans with the borrower resulted in the sale of a subdivision (collateral for one of the other loans) to a third party, and the deeding of a single-family residence to the Company. The borrower was released from all liability, except for a loan secured by the borrower's personal residence. Negotiations are continuing on the sale of the commercial building, and the single-family residence has been listed for sale with a local realtor. Management does not anticipate any material loss on these transactions.

ASSET/LIABILITY MANAGEMENT

     Management attempts to control fluctuations in net interest income which result from an imbalance in the amounts of assets and liabilities that reprice during a period of time. The Company attempts to mitigate its interest rate exposure, to the extent consistent with the maintenance of an adequate interest rate spread, by retaining adjustable rate loans and selling, in the secondary market (with servicing typically retained), the majority of 30-year fixed-rate mortgage loans, and the majority of 20-year fixed-rate mortgage loans bearing a contractual interest rate of less than 6.75%, which it originates. In addition, the Company has continued, as market circumstances permit, to build its portfolio of adjustable rate commercial real estate loans. The Company has also increased, as market circumstances permit, its origination of installment and home equity consumer loans having adjustable or floating interest rates and/or relatively short terms to maturity in an effort to control interest rate risk.

     The Company currently does not enter into derivative financial instruments including futures, forwards, interest rate risk swaps, option contracts, or other financial instruments with similar characteristics. However, the Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers such as commitments to extend credit and letters of credit.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOSSES ON LOANS

     The Company's non-performing assets decreased to 0.97% of total assets at September 30, 1998 from 1.27% of total assets at December 31, 1997. Non-performing assets decreased to $3.9 million at September 30, 1998 compared to $4.3 million at December 31, 1997. During the nine-month period ended September 30, 1998, non-performing construction and development loans and restructured debt decreased by $903,000 and $186,000, respectively. These decreases were partially offset by increases of $49,000, $253,000, $40,000 and $169,000 in non-performing one-to-four family loans, non-performing commercial real estate loans, non-performing consumer loans and non-performing commercial business loans, respectively. In addition, foreclosed assets increased by $144,000. The ratio of the allowance for losses on loans to non-performing loans increased to 100.0% as of September 30, 1998 as compared to 75.6% as of December 31, 1997. The increase in this ratio, which excludes foreclosed assets and restructured troubled debt, was primarily the result of an increase of $295,000 in the allowance for losses on loans and a decrease of $392,000 in non-performing loans. The acquisition of CCNB contributed to the increase in the allowance for losses on loans and had the effect of increasing total assets, but had no impact on total non-performing assets.

     The Company classified $1.5 million of its assets as Special Mention, $4.6 million as Substandard and $114,000 as Loss as of September 30, 1998. No assets were classified as Doubtful at September 30, 1998. This represents a decrease of $250,000 in the Special Mention category and a net decrease of $99,000 in the other categories from the December 31, 1997 totals for classified assets. The ratio of classified assets to total assets (including items classified as Special Mention) was 1.51% as of September 30, 1998 as compared to 1.89% as of December 31, 1997. The ratio of the allowance for losses on loans to classified assets increased to 39.5% as of September 30, 1998 as compared to 32.9% as of December 31, 1997, even though no additional provision for losses on loans was made during the first nine months of 1998.

     The allowance for losses on loans is established through a provision for losses on loans based on management's evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans with respect to which full collectibility may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an adequate allowance for losses on loans.

     While management believes that it uses the best information available to determine the allowance for losses on loans, unforeseen market conditions could result in adjustments to the allowance for losses on loans and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for losses on loans.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Net income for the three-month period ended September 30, 1998 was $540,000 compared to $736,000 for the same period in 1997. This represents a $196,000 decrease in net income for the 1998 period. The decrease in net income resulted from a $609,000 increase in general and administrative expenses due primarily to expenses relating to the expansion of the organization, which was partially offset by increases of $207,000 in net interest income and $170,000 in other income.

     Net interest income increased $207,000, or 7.9%, during the three-month period ended September 30, 1998, compared to the three-month period ended September 30, 1997.

     The table presented on page 19 ("Table I"), sets forth an analysis of the Company's net interest income for the three-month periods ended September 30, 1998 and 1997.

     As Table I indicates, interest income increased $772,000, or 12.4%, to $7.0 million for the three-month period ended September 30, 1998 from $6.2 million for the same period in 1997. The increase in interest income was the result of an increase in the average balance of interest-earning assets to $371.8 million during the 1998 period, primarily resulting from the acquisition of CCNB, from $326.5 million during the 1997 period. This was partially offset by a decrease in the yield earned on interest-earning assets to 7.44% during the 1998 period from 7.54% during the 1997 period. The increase in the average balance of interest-earning assets was primarily due to increases in balances of loans, investment securities and other interest-earning assets during the period.

     Interest expense increased $565,000, or 15.8%, to $4.1 million for the three-month period ended September 30, 1998 from $3.6 million for the same period in 1997. The increase in interest expense was the result of an increase in the average outstanding balance of interest-bearing liabilities to $363.7 million during the 1998 period from $301.9 million during the 1997 period. This increase was partially offset by a decrease in the average yield on interest-bearing liabilities to 4.52% during the 1998 period from 4.71% during the 1997 period. The increase in average interest-bearing liabilities resulted primarily from the CCNB acquisition. The decrease in the average yield on interest-bearing liabilities resulted from the lower average cost associated with the CCNB deposits and from a lower cost of borrowings during the quarter.

     No provision for losses on loans was deemed necessary during the third quarter of 1998 based on management's review of the adequacy of the allowance for losses on loans subsequent to the acquisition of $398,000 in allowance for losses on loans as part of the purchase of CCNB in January, 1998. The provision for losses on loans for the third quarter of 1997 was $21,000.

     Other income for the three-month period ended September 30, 1998 increased $170,000, or 40.2%, to $595,000 compared to $425,000 for the same period in 1997. The increase was attributable to increases of $126,000 in fee income, $20,000 in other income, $16,000 in gain on sale of loans held for sale and $10,000 in insurance commissions. The increase in fee income was the result of the acquisition of CCNB and of an ongoing review of the Company's fee structure. The increase in gain on the sale of loans held for sale was the result of a higher volume of sales compared to the year earlier period due to the level of refinancings.

     Other expenses for the three-month period ended September 30, 1998 increased $609,000 or 30.4%, to $2.6 million from $2.0 million during the 1997 period. The increase was primarily attributable to expenses associated with the ongoing operation of fourteen (14) offices compared to nine (9) during the same period in 1997, and to non-capital costs associated with the completion of construction of a replacement office in Herscher, Illinois, and with the grocery store location in Bradley, Illinois. There were increases of $354,000 (33.0%) in compensation and benefits, $49,000 (83.9%) in amortization of intangible assets, $73,000 (22.4%) in other expenses, $22,000 (10.8%) in occupancy costs, $35,000 (29.0%) in furniture and equipment expense and $36,000 (54.8%) in data processing expenses.

     Federal income taxes decreased $15,000 to $271,000 for the three-month period ended September 30, 1998, compared to $286,000 for the same period in 1997.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Net income for the nine-month period ended September 30, 1998 was $1.9 million compared to $2.3 million for the same period in 1997. This represents a $329,000 decrease in net income for the 1998 period. The decrease in net income resulted from increases of $1.5 million in general and administrative expenses due primarily to expenses relating to the expansion of the organization and $93,000 in federal income tax expense. These items were partially offset by increases of $648,000 in net interest income and $667,000 in other income.

     Net interest income increased $648,000, or 8.0%, during the nine-month period ended September 30, 1998, compared to the nine-month period ended September 30, 1997.

     The table presented on page 20 ("Table II"), sets forth an analysis of the Company's net interest income for the nine-month periods ended September 30, 1998 and 1997.

     As Table II indicates, interest income increased $2.0 million, or 10.7%, to $20.7 million for the nine-month period ended September 30, 1998 from $18.7 million for the same period in 1997. The increase in interest income was the result of an increase in the average balance of interest-earning assets to $369.4 million during the 1998 period, primarily resulting from the acquisition of CCNB, from $330.2 million during the 1997 period. This was partially offset by a decrease in the yield earned on interest-earning assets to 7.51% during the 1998 period from 7.59% during the 1997 period. The increase in the average balance of interest-earning assets was primarily due to increases in balances of loans, investment securities and other interest-earning assets during the period.

     Interest expense increased $1.3 million, or 12.7%, to $12.0 million for the nine-month period ended September 30, 1998 from $10.7 million for the same period in 1997. The increase in interest expense was the result of an increase in the average outstanding balance of interest-bearing liabilities to $355.6 million during the 1998 period from $304.7 million during the 1997 period. This increase was partially offset by a decrease in the average yield on interest-bearing liabilities to 4.53% during the 1998 period from 4.69% during the 1997 period. The increase in average interest-bearing liabilities resulted primarily from the CCNB acquisition. The decrease in the average yield on interest-bearing liabilities resulted from the lower average cost associated with the CCNB deposits and from a lower cost of borrowings during the nine-month period.

     No provision for losses on loans was deemed necessary during the first nine months of 1998 based on management's review of the adequacy of the allowance for losses on loans subsequent to the acquisition of $398,000 in allowance for losses on loans as part of the purchase of CCNB in January, 1998. The provision for losses on loans for the first nine months of 1997 was $21,000.

     Other income for the nine-month period ended September 30, 1998 increased $667,000, or 57.0%, to $1.8 million compared to $1.2 million for the same period in 1997. The increase was attributable to increases of $497,000 in fee income, $98,000 in gain on sale of loans held for sale, $42,000 in other income and $28,000 in gain on sale of real estate. The increase in fee income was the result of the acquisition of CCNB and of an ongoing review of the Company's fee structure. The increase in gain on the sale of loans held for sale was the result of a higher volume of sales compared to the year earlier period due to the level of refinancings.

     Other expenses for the nine-month period ended September 30, 1998 increased $1.5 million, or 26.0%, to $7.6 million from $6.1 million during the 1997 period. The increase for the nine-month period was primarily attributable to 1998 expenses associated with the ongoing operation of the former CCNB offices, to non-capital costs associated with the data processing conversion of the records of CCNB, as well as to the return of item processing to an in-house environment, the construction of a new (replacement) office in Herscher, and new office locations in Urbana, a grocery store in Coal City and a grocery store in Bradley. There were increases of $819,000 (25.0%) in compensation and benefits, $130,000 (74.6%) in amortization of intangible assets, $231,000 (23.5%) in other expenses, $119,000 (21.1%) in occupancy costs and $70,000 (42.2%) in advertising.

     Federal income taxes increased $93,000 to $975,000 for the nine-month period ended September 30, 1998, compared to $882,000 for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a certain level of cash and other liquid assets to fund normal volumes of loan commitments, deposit withdrawals and other obligations. The Office of Thrift Supervision (the "OTS") regulations currently require each savings association to maintain, for each calendar quarter, an average daily balance of liquid assets (including cash and cash equivalent investments) equal to at least 4% of its liquidity base as of the end of the preceding calendar quarter or the average daily balance of its liquidity base during the preceding calendar quarter. The liquidity base consists of net withdrawable accounts plus borrowings repayable in 12 months or less. At September 30, 1998, the Company's liquidity ratio was 26.8%, which was well in excess of the minimum regulatory requirement.

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

     The capital regulations currently require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Under the prompt corrective action regulations, however, an institution with a ratio of tangible capital to total assets below 2.0% is deemed to be "critically undercapitalized" and, as such, will be subject to a variety of sanctions under the prompt corrective action regulations, including, without limitation, limits on asset growth, restrictions on activities and, ultimately, the appointment of a receiver. Tangible capital generally includes common stockholders' equity and retained income and certain non-cumulative perpetual preferred stock and related income less intangible assets (other than specified amounts of mortgage servicing rights) and certain non- includable investments in subsidiaries.

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

     As of September 30, 1998, the Bank exceeded all current minimum regulatory capital standards and was deemed to be "well capitalized" for purposes of the OTS's prompt corrective action regulations. At September 30, 1998, the Bank's tangible capital was $27.5 million, or 7.0%, of adjusted total assets, which exceeded the 1.5% requirement by $21.6 million and exceeded the 2.0% "critically undercapitalized" threshold by $19.7 million. In addition, at September 30, 1998, the Bank had core capital of $27.5 million, or 7.0%, of adjusted total assets, which exceeded the 4.0% requirement by $11.8 million and exceeded the 5.0% "well capitalized" threshold by $7.8 million. The Bank had risk-based capital of $29.8 million at September 30, 1998, or 13.6%, of risk-adjusted assets, which exceeded the minimum risk-based capital requirement by $12.2 million and exceeded the 10.0% "well capitalized" threshold by $7.8 million. Additionally, the Bank's $27.5 million of core capital equaled 12.5% of total risk-weighted assets, which exceeded the 6.0% "well capitalized" threshold by $14.3 million.

STOCK REPURCHASE

     On January 13, 1998, the Company's Board of Directors authorized the repurchase during 1998 of up to 137,000 shares of its common stock. During the nine-month period ending September 30, 1998, 6,500 shares of common stock were repurchased at a cost of $168,000. Through September 30, 1998, a total of 415,857 shares of common stock of the Company had been purchased under the current and previously completed repurchase programs at a total cost of $8.1 million. As of September 30, 1998, the Company held 376,512 shares of its common stock as treasury stock. During the period from September 30, 1998 through November 6, 1998, the Company repurchased 7,150 shares of common stock at a cost of $179,000.

EXERCISE OF STOCK OPTIONS

     During the third quarter of 1998, there were no stock options exercised. On October 13, 1998, options on 350 shares of common stock were exercised. No other notice was received between September 30, 1998 and November 6, 1998 from holders of options of their intent to exercise options.

DIVIDENDS

     In January, 1995, the Company began a regular quarterly dividend program and declared the first cash dividend since becoming a public company. During 1995 and 1996, cash dividends of $.10 per share were paid each quarter. During 1997 and for the first three quarters of 1998, cash dividends of $.12 per share were paid each quarter. On October 17, 1998, a cash dividend of $.12 per share was declared payable on December 1, 1998 to stockholders of record as of November 13, 1998. Future dividends will depend primarily upon earnings, financial condition and need for funds, as well as restrictions imposed by regulatory authorities regarding dividend payments and capital requirements.

RECENT REGULATORY DEVELOPMENTS

     The federal banking regulators recently issued guidelines establishing minimum safety and soundness standards for achieving Year 2000 compliance. The guidelines, which took effect October 15, 1998 and apply to all FDIC insured depository institutions, establish standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies. The guidelines are based upon guidance previously issued by the agencies under the auspices of the Federal Financial Institutions Examination Council (the "FFIEC"), but are not intended to replace or supplant the FFIEC guidance which will continue to apply to all federally insured depository institutions.

     The guidelines were issued under section 39 of the Federal Deposit Insurance Act, as amended (the "FDIA"), which requires the federal banking regulators to establish standards for the safe and sound operation of federally insured depository institutions. Under section 39 of the FDIA, if an institution fails to meet any of the standards established in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Such an order is enforceable in court in the same manner as a cease and desist order. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to take any action the regulator deems appropriate under the circumstances. In addition to the enforcement procedures established in section 39 of the FDIA, noncompliance with the standards established by the guidelines may also be grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

YEAR 2000 COMPLIANCE

     The Year 2000 has posed a unique set of challenges to those industries reliant on information technology. As a result of methods employed by early programmers, many software applications and operational programs may be unable to distinguish the Year 2000 from the Year 1900. If not effectively addressed, this problem could result in the production of inaccurate data, or, in the worst cases, the inability of the systems to continue to function altogether. Financial institutions are particularly vulnerable due to the industry's dependence on electronic data processing systems. In 1997, the Company started the process of identifying the hardware and software issues required to be addressed to assure Year 2000 compliance. The Company began by assessing the issues related to the Year 2000 and the potential for those issues to adversely affect the Company's operations and those of its subsidiaries.

     Since that time, the Company has established a Year 2000 management committee to deal with this issue. The management committee meets with and utilizes various representatives from key areas throughout the organization to aid in analysis and testing. It is the mission of this committee to identify areas subject to complications related to the Year 2000 and to initiate remedial measures designed to eliminate any adverse effects on the Company's operations. The committee has identified all mission-critical software and hardware that may be adversely affected by the Year 2000 and has required vendors to represent that the systems and products provided are or will be Year 2000 compliant.

     The Company licenses all software used in conducting its business from third party vendors. None of the Company's software has been internally developed. The Company has developed a comprehensive list of all software, all hardware and all service providers used by the Company. Every vendor has been contacted regarding the Year 2000 issue, and the Company continues to closely track the progress each vendor is making in resolving the problems associated with the issue. The vendor of the primary software in use at the Company released its Year 2000 complaint software in July 1998. Testing standards were formulated and comprehensive testing is now underway with an estimated completion date for testing of December 31, 1998. At November 1, 1998, the testing was sixty percent complete, with no defects reported to the software vendor. The Company actively takes part in a peer users group to aid the testing process. Users of the primary software meet monthly to discuss Year 2000 testing issues and results. In addition, the Company continues to monitor all other major vendors of services to the Company for Year 2000 issues in order to avoid shortages of supplies and services in the coming months. The Company has not had any material delay regarding its information systems projects as a result of the Year 2000 project.

     The Company has two material third party relationships, and thus potential exposure to Year 2000 issues. The Company's main commercial banking relationship is with the LaSalle National Bank in Chicago. LaSalle newsletters and correspondence indicate substantial progress with Year 2000 readiness. The Company also has a material relationship with the Federal Home Loan Bank of Chicago, whose newsletters also indicate substantial progress with Year 2000 readiness.

     There are four third party utilities with which the Company has an important relationship, i.e. Ameritech and MCI (phone service), Commonwealth Edison (electricity) and Northern Illinois Gas (natural gas for heating). The Company has not identified any practical, long-term alternatives to relying on these companies for basic utility services. The Company's main office disaster plan has included a generator for short term power outages and will be used to keep the main office running in case of power outages caused by Year 2000 issues. In the event that the utilities significantly curtailed or interrupted their services to the Company, it would have a significant adverse effect on the Company's ability to conduct its business.

     The Company also has tested such things as vault doors, alarm systems, networks, etc. and is not aware of any significant problems with such systems.

     The Company's cumulative costs of the Year 2000 project through the third quarter of 1998 have been $49,000. After capitalization of purchased software and hardware, this represents 2.7% of the annual information systems budget. The estimated total cost of the Year 2000 project is $73,000. This includes costs to upgrade equipment specifically for the purpose of Year 2000 compliance and certain administrative expenditures. After capitalization of purchased software and hardware, this represents 5.1% of the annual information systems budget. At the present time, no situations that will require material cost expenditures to become fully compliant have been identified. However, the Year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

     It is not possible at this time to quantify the estimated future costs due to possible business disruption caused by vendors, suppliers, customers, or even the possible loss of electric power or phone service; however, such costs could be substantial.

     The Company is committed to a plan for achieving compliance, focusing not only on its own data processing systems, but also on its loan customers. The management committee has taken steps to educate and assist its customers with identifying their Year 2000 compliance problems. In addition, the management committee has proposed policy and procedure changes to help identify potential risks to the Company and to gain an understanding of how customers are managing the risks associated with the Year 2000. The Company is assessing the impact, if any, the Year 2000 will have on its credit risk and loan underwriting. In connection with potential credit risk related to the Year 2000 issue, the Company has contacted its large commercial loan customers regarding their level of preparedness for the Year 2000.

     The Company has developed contingency plans for various Year 2000 problems and continues to revise those plans based on testing results and vendor notifications.

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


                                                                                 TABLE I
                                                                NET INTEREST INCOME ANALYSIS (UNAUDITED)
                                                                  KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                       Three Months Ended September 30,
                                                 ----------------------------------------------------------------------------
                                                                1998                                      1997
                                                 --------------------------------        ------------------------------------
                                                   Average                                 Average
                                                 Outstanding  Interest     Yield/        Outstanding    Interest       Yield/
                                                   Balance   Earned/Paid    Rate           Balance     Earned/Paid      Rate
                                                 --------------------------------        ------------------------------------
                                                                                (Dollars in Thousands)
Interest-earning assets:
   Loans receivable (1)                            $246,085    $ 5,075      8.18%          $234,174       $ 4,738        8.03%
   Mortgage-backed securities                        22,072        328      5.90%            32,100           546        6.75%
   Investments securities (2)                        65,928      1,050      6.32%            46,042           719        6.20%
   Other interest-earning assets                     35,903        489      5.40%            12,288           166        5.36%
   FHLB stock                                         1,856         31      6.63%             1,856            32        6.84%
                                                   --------    -------                     --------       -------

Total interest-earning assets                       371,844      6,973      7.44%           326,460         6,201        7.54%
                                                   --------    -------                     --------       -------

Other assets                                         33,240                                  15,487
                                                   --------                                --------

Total assets                                       $405,084                                $341,947
                                                   --------                                --------
                                                   --------                                --------

Interest-bearing liabilities:
   Time deposits                                   $207,904      2,952      5.63%          $177,894         2,530        5.64%
   Savings deposits                                  60,089        412      2.72%            51.862           356        2.72%
   Demand and NOW deposits                           72.847        470      2.56%            48,239           344        2.83%
   Borrowings                                        22,900        311      5.39%            23,855           350        5.82%
                                                   --------    -------                     --------       -------

Total interest-bearing liabilities                  363,740      4,145      4.52%           301,850         3,580        4.71%
                                                   --------    -------                     --------       -------

Other liabilities                                     1,822                                   1,666
                                                   --------                                --------

Total liabilities                                   365,562                                 303,516
                                                   --------                                --------

Stockholders' equity                                 39,522                                  38,431
                                                   --------                                --------

Total liabilities and
  stockholders' equity                             $405,084                                $341,947
                                                   --------                                --------
                                                   --------                                --------
Net interest income                                            $ 2,828                                    $ 2,621
                                                               -------                                    -------
                                                               -------                                    -------

Net interest rate spread                                                    2.92%                                        2.83%
                                                                            -----                                        -----
                                                                            -----                                        -----

Net earning assets                                 $  8,104                                $ 24,610
                                                   --------                                --------
                                                   --------                                --------

Net yield on average interest-
 earning assets (net interest
 margin)                                                                    3.02%                                        3.19%
                                                                            -----                                        -----
                                                                            -----                                        -----

Average interest-earning assets to
 average interest-bearing liabilities                          102.23%                                    108.15%
                                                               -------                                    -------
                                                               -------                                    -------

(1) Calculated including loans held for sale, and net of deferred loan fees, loan discounts, loans in process and loan loss reserves.
(2) Calculated including investment securities available-for-sale.


                                                                                 TABLE II
                                                                NET INTEREST INCOME ANALYSIS (UNAUDITED)
                                                                  KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                        Nine Months Ended September 30,
                                                 ----------------------------------------------------------------------------
                                                                1998                                      1997
                                                 --------------------------------        ------------------------------------
                                                   Average                                 Average
                                                 Outstanding  Interest     Yield/        Outstanding    Interest       Yield/
                                                   Balance   Earned/Paid    Rate           Balance     Earned/Paid      Rate
                                                 --------------------------------        ------------------------------------
                                                                                (Dollars in Thousands)

Interest-earning assets:
   Loans receivable (1)                            $248,713    $15,362      8.26%          $232,457       $14,098        8.11%
   Mortgage-backed securities                        25,818      1,230      6.37%            33,078         1,696        6.86%
   Investments securities (2)                        58,747      2,737      6.23%            48,488         2,288        6.31%
   Other interest-earning assets                     34,266      1,323      5.16%            14,243           557        5.23%
   FHLB stock                                         1,856         92      6.63%             1,896            96        6.77%
                                                   --------    -------                     --------       -------

Total interest-earning assets                       369,400     20,744      7.51%           330,162        18,735        7.59%
                                                   --------    -------                     --------       -------

Other assets                                         28,086                                  14,516
                                                   --------                                --------

Total assets                                       $397,486                                $344,678
                                                   --------                                --------
                                                   --------                                --------

Interest-bearing liabilities:
   Time deposits                                   $202,757      8,542      5.63%          $176,524         7,416        5.62%
   Savings deposits                                  58,853      1,192      2.71%            52,154         1,061        2.72%
   Demand and NOW deposits                           69,971      1,335      2.55%            49,203         1,050        2.85%
   Borrowings                                        23,969        980      5.47%            26,809         1,161        5.79%
                                                   --------    -------                     --------       -------

Total interest-bearing liabilities                  355,550     12,049      4.53%           304,690        10,688        4.69%
                                                   --------    -------                     --------       -------

Other liabilities                                     3,075                                   2,546
                                                   --------                                --------

Total liabilities                                   358,625                                 307,236
                                                   --------                                --------

Stockholders' equity                                 38,861                                  37,442
                                                   --------                                --------

Total liabilities and
  stockholders' equity                             $397,486                                $344,678
                                                   --------                                --------
                                                   --------                                --------

Net interest income                                            $ 8,695                                    $ 8,047
                                                               -------                                    -------
                                                               -------                                    -------

Net interest rate spread                                                    2.98%                                        2.90%
                                                                            -----                                        -----
                                                                            -----                                        ------

Net earning assets                                 $ 13,850                                $ 25,472
                                                   --------                                --------
                                                   --------                                --------

Net yield on average interest-
 earning assets (net interest
 margin)                                                                    3.15%                                        3.26%
                                                                            -----                                        -----
                                                                            -----                                        -----

Average interest-earning assets to
 average interest-bearing liabilities                          103.90%                                    108.36%
                                                               -------                                    -------
                                                               -------                                    -------

(1) Calculated including loans held for sale, and net of deferred loan fees, loan discounts, loans in process and loan loss reserves.
(2) Calculated including investment securities available-for-sale.

                             KANKAKEE BANCORP, INC.

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings - There are no material pending legal proceedings
           -----------------
           to which the Company or the Bank is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2.    Changes in Securities   -   None
           ---------------------

Item 3.    Defaults Upon Senior Securities   -   None
           -------------------------------

Item 4.    Submission of Matters to a Vote of Security Holders  - None
           ---------------------------------------------------

Item 5.    Other Information   -   None
           -----------------

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
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

                             KANKAKEE BANCORP, INC.
                             Registrant




Date:     November 6, 1998                       /s/ MICHAEL A. STANFA
       ---------------------                     ------------------------------
                                                 Executive Vice President



Date:     November 6, 1998                       /s/ RONALD J. WALTERS
       ---------------------                     ------------------------------
                                                 Vice President and Treasurer
                                                 (Principal Financial
                                                 and Accounting Officer)