Form 10-K405
period 1998-12-31
KANKAKEE BANCORP INC
filed 1999-03-19
CIK 891523

//10k_1885_aa.cecc

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934
         For the fiscal year ended December 31, 1998

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
         For the transition period from _______ to _______

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


           Securities Registered Pursuant to Section 12(b) of the Act:
                                                Name of Each Exchange
           Title of Each Class                  On Which Registered
Common Stock, Par Value $.01 Per Share        American Stock Exchange


           Securities Registered Pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES /X/ NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         As of March 1, 1999, the Registrant had issued and outstanding 1,357,508 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 1999, was $27,364,215.*




                       DOCUMENTS INCORPORATED BY REFERENCE

         PARTS II and IV of Form 10-K--Portions of the 1998 Annual Report to Stockholders. PART III of Form 10-K--Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders.


































-----------------
* Based on the last reported price ($23.00) of an actual transaction in the Registrant's Common Stock on March 1, 1999, and reports of beneficial ownership filed by directors and executive officers of the Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of the Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of the Registrant's Common Stock.

                             KANKAKEE BANCORP, INC.

                         1998 ANNUAL REPORT ON FORM 10-K

                                Table of Contents

                                                                     PAGE NUMBER

                                     PART I

Item     1.  Business........................................................ 4
Item     2.  Properties......................................................48
Item     3.  Legal Proceedings...............................................49
Item     4.  Submission of Matters to a Vote of Security Holders.............49

                                     PART II

Item     5.  Market for the Registrant's Common Stock and Related
                Security Holder Matters......................................49
Item     6.  Selected Financial Data.........................................49
Item     7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................49
Item    7a.  Quantitative and Qualitative Disclosures About Market Risk......49
Item     8.  Financial Statements and Supplementary Data.....................50
Item     9.  Changes in and Disagreements With Accountants on
                Accounting and Financial Disclosure..........................50

                                    PART III

Item    10.  Directors and Executive Officers of the Registrant..............50
Item    11.  Executive Compensation..........................................50
Item    12.  Security Ownership of Certain Beneficial Owners and
                Management...................................................51
Item    13.  Certain Relationships and Related Transactions..................51
Item    14.  Exhibits, Financial Statement Schedules, and Reports on 8-K.....51

Form 10-K Signature Page.....................................................53

                                     PART I

ITEM 1.  BUSINESS

                                   THE COMPANY

GENERAL

         Kankakee Bancorp, Inc., a Delaware corporation (the "Company"), is a savings and loan holding company registered under the Home Owner's Loan Act, as amended (the "HOLA"). The Company's primary business activity is acting as the holding company for Kankakee Federal Savings Bank, a federally chartered savings bank (the "Bank"). The Bank has two subsidiaries, KFS Service Corp. ("KFS"), and its wholly-owned subsidiary, KFS Insurance Agency, Inc., which engage in the business of providing securities brokerage services and insurance and annuity products to its customers and appraisal services to the Bank and other lenders in the Kankakee area. All references to KFS include KFS Insurance Agency, Inc., unless clearly indicated otherwise. The Company was organized in 1992, in connection with the Bank's conversion from the mutual to the stock form of organization (the "Conversion") which was completed on December 30, 1992. As part of the Conversion, the Company issued 1,750,000 shares of its common stock, $.01 par value per share (the "Common Stock"), at a price of $9.875 per share. On March 24, 1995, the Company's Common Stock was listed on the American Stock Exchange ("AMEX") under the symbol "KNK". Prior to March 24, 1995, the Company's Common Stock was quoted on The Nasdaq Stock Market under the symbol "KNKB".

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

         The Bank serves the financial needs of families and local businesses in its primary market areas through its main office located at 310 S. Schuyler Avenue, Kankakee, Illinois and fourteen branch offices located in the communities of Ashkum, Bourbonnais, Bradley, Braidwood, Champaign, Coal City
(2), Diamond, Dwight, Herscher, Hoopeston, Manteno, Momence and Urbana, Illinois. At December 31, 1998, the Company had consolidated assets of $411.8 million, deposits of $346.8 million and stockholders' equity of $39.7 million.

         Branch offices in Braidwood, Coal City and Diamond, Illinois were acquired on January 29, 1998, when the Company completed the acquisition of Coal City National Bank ("CCNB") from Coal City Corporation, a multi-bank holding company headquartered in Chicago, Illinois. At the time of purchase, CCNB had total assets of $56.0 million, deposits of $51.7 million and stockholders' equity of $3.7 million. The transaction, which was accounted for as a purchase, resulted in the recording of approximately $3.8 million in intangible assets.

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

         In February 1998, the Bank received approval from the OTS to begin offering trust services. While approval for full trust services was received, the Bank has initially focused on personal trust services and limited employee benefit plan services.

         The Company's revenues are derived from interest on loans, mortgage-backed and related securities and investments, service charges and loan origination fees, loan servicing fees and proceeds from the sale, through KFS, of securities brokerage services, insurance and annuity products and appraisal services. The Company's operations are materially affected by general economic conditions, the monetary and fiscal policies of the federal government and the policies of the various regulatory authorities, including the OTS and the Board of Governors of the Federal Reserve System (the "FRB"). The Company's results of operations are largely dependent upon its net interest income, which is the difference between the interest it receives on its loan and investment securities portfolios and the interest it pays on deposit accounts and borrowings.

         The executive offices of the Company are located at 310 S. Schuyler Avenue, Kankakee, Illinois 60901 and its telephone number at that address is
(815) 937-4440.

MARKET AREA

         The Bank's main office is located at 310 S. Schuyler Avenue, Kankakee, Illinois. The bank also has fourteen branch offices located in the communities of Ashkum, Bourbonnais, Bradley, Braidwood, Champaign, Coal City (2), Diamond, Dwight, Herscher, Hoopeston, Manteno, Momence and Urbana. The Company's market areas include Kankakee, Champaign, Iroquois and Livingston Counties and portions of Will, Grundy and Vermilion Counties, Illinois.

         Kankakee is located approximately 35 miles south of the metropolitan Chicago area. The metropolitan Kankakee area has a population of just under 60,000 and has experienced a slight decrease in population since 1990. Kankakee County has a mixed agricultural and industrial economy with the largest number of residents employed in the agricultural, health care, food processing, chemical and retail redistribution industries. Major employers include Riverside HealthCare, Provena St. Mary's Hospital, Shapiro Development Center, the Baker and Taylor Company, CIGNA Companies, Armstrong World Industries, CENTEON, Bunge Edible Oil Corporation, Henkel Corporation, KMART Corporation Distribution Center and Sears Logistics Services, Inc.

         Champaign/Urbana is located approximately 75 miles south of Kankakee. It is the location of the original campus of the University of Illinois which employs 17,000 people and has a student body of over 30,000. In addition, the economy of the Champaign/Urbana market area includes several major medical centers and agricultural and industrial businesses. Major employers in the Champaign/Urbana area include Carle Clinic, Provena Covenant Medical Center, Parkland College, Kraft General Foods, Supervalu, Hobbico and Solo Cup.

         Hoopeston is located approximately 60 miles southeast of Kankakee in Vermilion County, Illinois. The local economy includes a mix of agriculture and manufacturing. Other than agriculture, major employers are Silgan Containers, Inc., Hoopeston Food's, Inc., Food Machinery Corp. (FMC), Hoopeston Community Memorial Hospital and Schumachers.

         Coal City is located approximately 30 miles northwest of Kankakee in Grundy County, Illinois. Braidwood is located approximately 25 miles northwest of Kankakee in Will County, Illinois. Coal City, Braidwood and their surrounding communities have a population of 12,000 residents. As bedroom communities of the south Chicago suburbs, the economy in this region is a mix of agricultural, industrial and service-based businesses. Large corporate employers such as ComEd, the Braidwood and Dresden nuclear power plants and Collins Station, Amoco, Equistar Chemicals, Reichhold Chemicals, Mobil and Caterpillar are within short driving distances.

LENDING ACTIVITIES

         GENERAL. The principal lending activity of the Company is originating first mortgage loans secured by owner occupied one-to-four family residential properties located in its primary market areas. In addition, in order to increase the yield and interest rate sensitivity of its portfolio and in order to provide more comprehensive financial services to families and community businesses in the Company's market areas, the Company also originates commercial real estate, consumer, commercial business, multi-family and construction loans. From time to time, the Company has also utilized loan purchases to supplement loan originations.

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


                                                                      DECEMBER 31,
                             -----------------------------------------------------------------------------------------------
                                    1998               1997                1996               1995               1994
                             -----------------  ------------------  -------------------  ----------------  -----------------
                              AMOUNT   PERCENT   AMOUNT   PERCENT    AMOUNT   PERCENT     AMOUNT  PERCENT   AMOUNT   PERCENT
                             --------  -------  --------  -------   --------  -------    -------  -------  --------  -------

REAL ESTATE LOANS                                               (DOLLARS IN THOUSANDS)
  One-to-four family.........$159,956  59.23%  $157,764   58.22%   $149,544    54.74%   $147,007   54.28%  $136,735   61.13%
  Multi-family...............   5,556   2.06      7,480    2.76      14,172     5.19      14,475    5.35     14,551    6.51
  Commercial.................  21,291   7.88     20,881    7.71      28,721    10.51      28,273   10.44     25,300   11.31

  Construction or
    development..............  13,938   5.16      9,004    3.32       5,525     2.02       8,248    3.05     11,730    5.24
  Mortgage-backed
    securities and parti-
    cipation certificates....  18,746   6.94     28,503   10.52      34,713    12.71      36,481   13.47      6,357    2.84
                               ------   ----     ------   -----      ------    -----      ------   -----      -----    ----


    Total real estate loans
      and mortgage-backed
      securities............. 219,487  81.27    223,632   82.53     232,675    85.17     234,484   86.59    194,673   87.03
                              -------  -----    -------   -----     -------    -----     -------   -----    -------   -----
OTHER LOANS:
  Consumer Loans:
    Deposit account..........     827   0.31        820    0.30         588     0.21         745    0.27        504    0.23
    Student..................     231   0.09        825    0.30         918     0.34       1,151    0.43      1,733    0.77




                                                                      DECEMBER 31,
                             ----------------------------------------------------------------------------------------------
                                   1998                1997               1996               1995               1994
                             ----------------   -----------------   -----------------   ----------------  -----------------
                             AMOUNT   PERCENT    AMOUNT   PERCENT   AMOUNT   PERCENT    AMOUNT  PERCENT   AMOUNT    PERCENT
                             ------   -------    ------   -------   ------   -------    ------  -------   ------    -------
    Automobile..............   3,830    1.42      4,476    1.65       4,033     1.48      3,219     1.19    2,232     1.00
    Home equity.............  17,215    6.37     16,795    6.20      14,166     5.19     12,847     4.74    8,881     3.97
    Home improvement........       7    0.00         13    0.00          56     0.02        208     0.08      327     0.15
    Mobile home.............   2,826    1.05      3,293    1.22       3,161     1.16      3,122     1.15    3,207     1.43
    Credit cards............   1,376    0.51      1,534    0.57       1,705     0.62      1,870     0.69    1,804     0.81
    Personal................   6,900    2.55      7,407    2.73       5,942     2.17      3,919     1.45    2,246     1.00
                               -----    ----      -----    ----      ------     ----      -----     ----    -----     ----
      Total consumer loans..  33,212   12.30     35,163   12.97      30,569    11.19     27,081    10.00   20,934     9.36
Commercial business loans...  17,365    6.43     12,185    4.50       9,943     3.64      9,246     3.41    8,074     3.61
                              ------   -----     ------   -----      ------    -----     ------    -----    -----     ----
    Total other loans.......  50,577   18.73     47,348   17.47      40,512    14.83     36,327    13.41   29,008    12.97
                              ------   -----     ------   -----      ------    -----     ------    -----   ------    -----
Total loans and mortgage-
  backed securities
  receivable................ 270,064  100.00%   270,980  100.00%    273,187   100.00%   270,811   100.00%   223,681   100.00%
                             -------  -------   -------  --------    -------  -------   -------   -------   -------   -------
                                      -------            --------             -------             -------             -------
LESS:
  Loans in process..........   1,671              1,121               1,726                 957               1,705
  Deferred fees and
    discounts...............     129                176                 425                 517                 555
  Allowance for losses
    on loans................   2,375              2,130               2,360               2,388               2,151
                               -----              -----               -----               -----               -----
  Total loans and mortgage-
    backed securities
    receivable, net.........$265,889           $267,553            $268,676            $266,949            $200,341
                            --------           --------            --------            --------            --------
                            --------           --------            --------            --------            --------


         The following table shows the composition of the Company's loan and mortgage-backed securities portfolios by fixed and adjustable rate at the dates indicated. Loans held for sale are included primarily as fixed-rate one-to-four family residential loans.



                                                                            DECEMBER 31,
                                 -------------------------------------------------------------------------------------------------
                                        1998              1997                  1996                 1995                 1994
                                 ----------------    ---------------    -----------------     -----------------   ----------------
                                  AMOUNT  PERCENT    AMOUNT  PERCENT    AMOUNT    PERCENT     AMOUNT    PERCENT   AMOUNT   PERCENT
                                 -------  -------    ------  -------    -------   -------     ------    -------   ------   -------
                                                                        (DOLLARS IN THOUSANDS)
FIXED-RATE LOANS AND
MORTGAGE-BACK SECURITIES
  Real estate:
    One-to-four family...........$75,352   27.90%   $56,908   21.00%   $50,758   18.58%       $51,620     19.06%  $55,299    24.72%
    Multi-family.................    390     0.14       ---      ---       ---      ---           ---        ---       37      0.02
    Commercial...................  2,076     0.77     1,392     0.51     3,520     1.29         6,128       2.26    2,984      1.33
    Construction or
      development................  2,708     1.00     1,711     0.63       690     0.25         1,583       0.58    8,844      3.96
  Mortgage-backed securities....   9,296     3.44    12,502     4.61    17,489     6.40        18,341       6.77    6,357      2.84
                                  ------     ----    ------     ----    ------     ----        ------       ----    -----      ----
  Total real estate loans and
      mortgage-backed
      securities ................ 89,822    33.25    72,513    26.75    72,457    26.52        77,672      28.67   73,521     32.87
Consumer......................... 19,087     7.07    19,918     7.35    17,065     6.25        14,876       5.49   12,789      5.72
Commercial business..............  8,020     2.97     3,005     1.11     2,867     1.05         2,665       0.98    2,359      1.05
                                   -----     ----     -----     ----     -----     ----         -----       ----    -----      ----
  Total fixed-rate loans and
      mortgage-backed securities.116,929    43.29    95,436    35.21    92,389    33.82        95,213      35.14   88,669     39.64
                                 -------    -----    ------    -----    ------    -----        ------      -----   ------     -----
ADJUSTABLE-RATE lOANS AND
MORTGAGE-BACKED SECURITIES
  Real estate:
    One-to-four family........... 84,604    31.33   100,856    37.22    98,786    36.16        95,387      35.22   81,436     36.41




                                                                          DECEMBER 31,
                                 ------------------------------------------------------------------------------------------------
                                        1998              1997                1996                 1995             1994
                                 ----------------  ------------------   ----------------   ----------------   -------------------
                                  AMOUNT  PERCENT    AMOUNT  PERCENT    AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT    PERCENT
                                 -------  -------  --------  --------   ------   -------   ------   -------   ------    ---------
    Multi-family................   5,166     1.92    7,480     2.76    14,172     5.19     14,475     5.35    14,514      6.49
    Commercial..................  19,215     7.11   19,489     7.19    25,201     9.22     22,145     8.18    22,316      9.97
    Construction or
      development...............  11,230     4.16    7,293     2.69     4,835     1.77      6,665     2.47     2,886      1.29
    Mortgage-backed securities..   9,450     3.50   16,001     5.91    17,224     6.31     18,140     6.70       ---       ---
                                  ------     ----   ------     ----    ------     ----     ------     ----    ------     -----
      Total real estate loans
        and mortgage-backed
        securities.............. 129,665    48.02  151,119    55.77   160,218    58.65    156,812    57.92   121,152     54.16
Consumer........................  14,125     5.23   15,245     5.63    13,504     4.94     12,205     4.51     8,145      3.64
Commercial business ............   9,345     3.46    9,180     3.39     7,076     2.59      6,581     2.43     5,715      2.56
                                   -----     ----    -----     ----     -----     ----      -----     ----     -----      ----
    Total adjustable-rate loans
      and mortgage-backed
      securities................ 153,135    56.71  175,544    64.78   180,798    66.18    175,598    64.86   135,012     60.36
                                 -------    -----  -------    -----   -------    -----    -------    -----   -------     -----
  Total loans and mortgage-
    backed securities........... 270,064  100.00%  270,980  100.00%   273,187  100.00%    270,811  100.00%   223,681   100.00%
                                 -------  -------  -------  -------   -------  -------    -------  -------   -------
                                          -------           -------            -------             -------
Less:
  Loans in process..............   1,671           1,121                1,726               957              1,705
  Deferred fees and discounts...     129             176                  425               517                555
  Allowance for losses on loans.   2,375           2,130                2,360             2,388              2,251
                                   -----           -----                -----             -----              -----
    Total loans and mortgage-
      backed securities
      receivable, net...........$265,889        $267,553             $268,676          $266,949           $219,170
                                --------        --------             --------          --------           --------
                                --------        --------             --------          --------           --------

         The following schedule illustrates the interest rate sensitivity of the Company's loan and mortgage-backed securities portfolio at December 31, 1998. Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract matures. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.




                                          REAL ESTATE
                   -----------------------------------------------------------
                    ONE-TO-FOUR FAMILY AND
                      MORTGAGE-BACKED       MULTI-FAMILY AND  CONSTRUCTION OR                       COMMERCIAL
                        SECURITIES            COMMERCIAL        DEVELOPMENT       CONSUMER            BUSINESS          TOTAL
                    -------------------   -----------------  ----------------  ----------------  ----------------- ---------------
                               WEIGHTED            WEIGHTED         WEIGHTED           WEIGHTED           WEIGHTED        WEIGHTED
                                AVERAGE            AVERAGE           AVERAGE            AVERAGE           AVERAGE          AVERAGE
                      AMOUNT     RATE     AMOUNT    RATE     AMOUNT    RATE    AMOUNT    RATE    AMOUNT    RATE    AMOUNT    RATE
                    ---------  --------   ------  --------   ------   ------   ------  --------  ------  --------  ------  ------
                                                                (DOLLARS IN THOUSANDS)
DUE DURING TWELVE
MONTH PERIODS ENDING
DECEMBER 31,
1999(1)............  $1,143    8.08%    $4,481     8.44%   $12,159     8.38%   $4,930     11.26%  $9,710   8.76%  $32,423     8.93%
2000 and 2001......   2,914    8.55      2,564     7.90      1,054     9.24     6,834      9.34    3,666   8.89    17,032     8.89
2002 and 2003......   4,158    8.49      2,449     7.43         29     9.22    12,297      8.76    2,389   9.02    21,322     8.58
2004 and 2008......  22,313    7.29      3,873     8.88        265     8.35     7,448      9.11      589   8.45    34,488     7.89
2009 and 2023......  81,929    7.14     11,696     8.54        138     9.50     1,703     10.10    1,011   8.01    96,477     7.37
2024 and following.  66,245    7.22      1,784     8.80        293     6.50       ---       ---      ---    ---    68,322     7.25
                    -------           --------             -------            -------            -------          -------
  Total............$178,702            $26,847             $13,938            $33,212            $17,365         $270,064
                    -------           --------             -------            -------            -------          -------
                    -------           --------             -------            -------            -------          -------


-------------
(1) Includes demand loans and loans having no stated maturity.


         As of December 31, 1998, the total amount of loans and mortgage-backed securities due after December 31, 1999, which had predetermined interest rates was $107.9 million, while the total amount of loans and mortgage-backed and related securities due after such date which had floating or adjustable interest rates was $129.8 million.

         Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" market value or 30% for certain residential development loans). At December 31, 1998, the Bank's regulatory loan-to-one borrower limit was $4.5 million. On the same date, the Bank's largest total of loans to one borrower was $3.5 million.

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

         ONE-TO-FOUR FAMILY RESIDENTIAL REAL ESTATE LENDING. The cornerstone of the Company's lending program is the origination of loans secured by mortgages on owner-occupied one-to-four family residences. At December 31, 1998, $160.0 million, or 59.2% of the Company's loan and mortgage-backed securities portfolio, consisted of loans secured by one-to-four family residences. At that date, the average outstanding residential loan balance was approximately $49,200 and the largest outstanding residential loan had a book value of $582,000. Substantially all of the residential loans originated by the Company are secured by properties located in the Company's primary market areas.

         In order to reduce its exposure to changes in interest rates, the Company originates Adjustable Rate Mortgages ("ARM"), subject to market conditions and consumer preference. While the Company continues to originate long term fixed-rate residential loans, the Company has adopted a policy of selling substantially all of such loans in the secondary market except as consistent with its asset/liability management objectives. Currently, the Company retains its fixed-rate residential loans which have terms of 20 years or less, and which meet periodically determined minimum interest rates.

         Most of the Company's fixed-rate loans are originated with terms which conform to secondary market standards (I.E., Federal Home Loan Mortgage Corporation ("FHLMC") standards). Most of the Company's fixed-rate residential loans have contractual terms to maturity of 15 to 30 years. Although, under the Company's current policy, the Company sells most of the fixed-rate loans with terms of more than 20 years, and those which have terms of 20 years or less at a contractual interest rate of less than a periodically determined interest rate, that it originates, the Company typically retains the servicing of loans that it sells. Secondary mortgage market rates are reviewed in conjunction with other market rates and economic forecasts on a regular basis to determine a rate below which loans with terms of 20 years or less will be sold. All loans made on applications taken after the rate is established which are below that rate are sold. At December 31, 1998, the Company had $59.5 million of 15 year fixed-rate residential loans and $15.8 million of 30 year fixed-rate residential loans in its portfolio.

         The Company offers ARM loans at rates, terms and fees determined in accordance with market and competitive factors. The Company's current one-to-four family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the ARMs originated by the Company are subject to adjustment at stated intervals based on a margin over a specified index and are subject to annual as well as lifetime adjustment limits. The Company's current ARMs do not permit negative amortization of principal and carry no prepayment penalty. At December 31, 1998, the Company had $45.4 million, $5.8 million, and $33.4 million of one-year, three-year and five-year ARMs, respectively.

         The Company's delinquency experience on its ARMs has generally been similar to that on fixed-rate residential loans. Of the $1.1 million of one-to-four family loans delinquent 60 days or more at December 31, 1998, $792,000 (or 0.5% of one-to-four family loans) consisted of ARMs and $319,000 (or 0.2% of the Company's one-to-four family loans) represented fixed-rate loans.

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

         The Company, on occasion, originates loans in excess of $227,150 (the FHLMC maximum during 1998). As of December 31, 1998, the Company had 43 residential mortgage loans having an aggregate balance of $12.7 million with original balances in excess of $227,150 ("Jumbo Loans"). The Company's historical delinquency experience on its Jumbo Loans has been excellent.

         The Company is an approved one-to-four family lender for both the Federal Housing Administration ("FHA") and the Veterans' Administration ("VA"). The Company sells, with servicing released, all FHA and VA loans it originates to other investors. During 1998, one such loan totaling $89,000 was originated and sold. Borrowers are notified at the time of application that their loan will be sold to, and serviced by, a party other than the Company.

         MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. The Company also makes multi-family and commercial real estate loans in its primary market areas. At December 31, 1998, the Company had $26.8 million in multi-family and commercial real estate loans, representing 9.9% of the Company's total loan and mortgage-backed securities portfolio. Included in such loans were $1.9 million of participation interests in multi-family and commercial real estate loans which were purchased from other lenders.

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

         The table below sets forth by type of property taken as collateral, the number, loan amount and outstanding balance of the Company's multi-family and commercial real estate loans (including purchased loan participations) at December 31, 1998 and the amounts of such loans which were non-performing or "of concern" at December 31, 1998. The amounts shown do not reflect allowances for losses.


                                                                     ORIGINAL       OUTSTANDING           AMOUNT
                                                     NUMBER            LOAN          PRINCIPAL         NON-PERFORMING
                                                    OF LOANS          AMOUNT          BALANCE          OR OF CONCERN
                                                    --------        ---------       -----------        --------------
                                                                            (DOLLARS IN THOUSANDS)
Multi-family residential...................             19           $6,135           $5,556               $1,126
Nursing homes..............................              1              990                8                  ---
Churches...................................             12            3,438            2,600                  ---
Agricultural related.......................             11              498              401                  ---
Industrial and warehouse...................             42           18,233           11,398                  271
Retail.....................................             19            2,721            2,123                   49
Office.....................................              6            1,760              982                  ---
Other......................................             30            4,528            3,779                   69
                                                       ---         --------         --------             --------
         Total.............................            140          $38,303          $26,847               $1,515
                                                       ---         --------         --------             --------
                                                       ---         --------         --------             --------

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

         The following table presents information regarding the Bank's multi-family and commercial real estate loan participations at December 31, 1998. At December 31, 1998, the Bank had $673,000 of purchased loans and participation interests in one-to-four family loans.



                                                                                                                     AMOUNT
                                                                    ORIGINAL       OUTSTANDING       UNFUNDED         NON-
                                      MONTH OF     ORIGINAL LOAN  PARTICIPATION    BALANCE AT      COMMITMENT AT   PERFORMING
TYPE OF SECURITY/LOCATION           ORIGINATION       AMOUNT          AMOUNT      DEC. 31, 1998    DEC. 31, 1998  OR OF CONCERN
--------------------------------   --------------    --------     -------------   -------------    -------------  --------------
                                                             (DOLLARS IN THOUSANDS)
     APARTMENT BUILDINGS:
      Santa Ana, California          08/26/86         13,750             839             $753          ---                 ---
      Everett, Washington            09/12/86          5,500           1,375            1,126          ---               1,126
     NURSING HOME:
      Arlington Heights, Illinois    03/01/73          1,980             990                8          ---                 ---
                                                                                       ------        -----             -------
                                                                                       $1,887        $ ---              $1,126
                                                                                       ------        -----             -------
                                                                                       ------        -----             -------



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

         At December 31, 1998, the Company had $17.4 million in commercial business loans outstanding (representing 6.4% of the Company's total loan and mortgage-backed securities portfolio) with additional commercial business loan commitments totaling $12.1 million, most of which were undrawn lines of credit. In addition, at December 31, 1998, the Company had fourteen letters of credit outstanding, in an aggregate amount of $2.2 million. Most of the Company's commercial business loans have terms to maturity of five years or less and adjustable or floating interest rates. At December 31, 1998, the Company had sixteen commercial business loans with balances of $200,000 or more, in an aggregate amount of $7.1 million.

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

         The following table sets forth information regarding the number and amount of the Company's commercial business loans and the amounts of such loans which were non-performing and "of concern" as of December 31, 1998.



                                                                     TOTAL         OUTSTANDING           AMOUNT
                                                    NUMBER            LOAN          PRINCIPAL        NON-PERFORMING
                                                   OF LOANS        COMMITMENT        BALANCE         OR OF CONCERN
                                                   --------        ----------      -----------       --------------
                                                                        (DOLLARS IN THOUSANDS)
SECURED LOANS:
  Accounts receivable......................              6              $373            $227               $24
  Inventory................................             19             2,469             844                67
  Equipment................................             86             8,665           4,397                36
  Other business assets....................             19             4,032           2,444               ---
  Stocks and bonds.........................             11               931             882               ---
  Heavy duty vehicles......................             64             2,885           1,837                31
  Other motor vehicles.....................             14             1,095             339                28
  Crops....................................              4             2,087             555               ---
  Life insurance...........................              1                25              20               ---
  Stand-by letters of credit...............              7             1,902             ---               ---
  Beneficial interest in real estate trust.             27             7,520           4,386                68
UNSECURED LOANS............................             66             2,034           1,434               ---
UNSECURED STAND-BY LETTERS OF CREDIT.......              7               310             ---               ---
                                                      ----          --------        --------            ------
  Total commercial business loans..........            331           $34,328         $17,365              $254
                                                      ----          --------        --------            ------
                                                      ----          --------        --------            ------


         CONSUMER LENDING. Management believes that offering consumer loan products helps to expand the Company's customer base and to create stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and/or adjustable-rates and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. The Company currently originates substantially all of its consumer loans in its market areas. At December 31, 1998, the Company's consumer loans totaled $33.2 million or 12.3% of the Company's loan and mortgage-backed securities portfolio.

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

         The Company offers mobile home loans in order to provide affordable housing. All of the Company's mobile home loans have been originated with fixed-rates of interest and are generally made in amounts of up to a maximum of 90% of the buyer's cost. As of December 31, 1998, mobile home loans totaled $2.8 million or approximately 1.1% of the Company's gross loan and mortgage-backed securities portfolio.

         The Company also offers student loans in compliance with the guidelines established by the Federal Family Education Loan Program. Historically, such loans were 100% guaranteed as to principal and interest by the Illinois Student Assistance Commission. Loans originated after October 1, 1993, however, are 100% guaranteed as to interest and 98% guaranteed as to principal. As of December 31, 1998, the Company held $231,000 of such loans, which represents 0.1% of the Company's loan and mortgage-backed securities portfolio.

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

         Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. The greater risk inherent in consumer loans has been emphasized by recent nationwide increases in personal bankruptcies. Although the level of delinquencies in the Company's consumer loan portfolio has generally been low (at December 31, 1998, $438,000, or approximately 1.3% of the consumer loan portfolio was 90 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

         CONSTRUCTION LENDING. Historically, construction lending was a relatively minor part of the Company's business activities. However, in light of the economic recovery in its principal market areas and in order to increase the yield on, and the proportion of, interest rate sensitive loans in its portfolio and to provide more comprehensive financial services to families and community businesses within its market areas, the Company expanded its construction lending.

At December 31, 1998, the Company had $4.1 million of residential construction loans and $269,000 of lot loans to borrowers intending to live in the properties upon completion of construction.

         On occasion, the Company also originates construction loans to builders and developers for the construction of one-to-four family residences, multi-family residences and commercial real estate and the acquisition and development of one-to-four family lots in the Company's primary market areas. Construction loans to builders of one-to-four family residences generally carry terms of up to one year and may provide for the payment of interest and loan fees from loan proceeds. At December 31, 1998, the Bank had approximately $2.1 million in loans to builders of residences, and $1.0 million in loans on commercial construction. In addition, on the same date, the Company had $6.4 million of subdivision loans to developers for the development of one-to-four family lots.

         Most of the Company's construction loans have been originated with fixed rates and terms of 12 months or less. Construction loans to owner occupants are generally made in amounts of up to a maximum loan-to-value ratio of 80% (75% in the case of commercial real estate). The Company's construction loans to persons other than owner occupants generally involve larger principal balances than do its one-to-four family residential loans. At December 31, 1998, only four of the Company's construction loans had a principal balance in excess of $500,000. The total principal balances of these loans was $7.5 million.

         The table below sets forth the number and amount of the Company's construction loans at December 31, 1998, by type of security property.




                                                                      TOTAL         OUTSTANDING         AMOUNT
                                                     NUMBER            LOAN          PRINCIPAL      NON-PERFORMING
                                                    OF LOANS        COMMITMENT        BALANCE       OR OF CONCERN
                                                    --------        ----------      -----------     --------------
                                                                     (DOLLARS IN THOUSANDS)

One-to-four family residential.............             27            $4,187          $4,089            $   114
Land acquisition and development...........             34            14,646           8,256              2,069
Church.....................................              1                65              58                ---
Retail and Industrial......................              3             1,548           1,535                ---
                                                       ---           -------        --------             ------
         Total.............................             65           $20,446         $13,938             $2,183
                                                       ---           -------        --------             ------
                                                       ---           -------        --------             ------


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

         Consistent with the Company's asset/liability management strategy, the Company sells a majority of its 30-year, fixed-rate loan production in the secondary market. In addition, the Company sells a portion of its newly originated conventional 15-year, fixed-rate residential mortgage loans and conventional 20-year, fixed-rate residential mortgage loans which bear an interest rate of less than a specified level, with servicing retained. The specified rate level is reviewed on a monthly basis and changed based on market conditions and interest rate forecasts. The Company's recent sales have been made through sales contracts entered into after the Company has committed to fund the loan. The Company attempts to limit any interest rate risk created by forward commitments by limiting the number of days between the commitment and closing, charging fees for commitments and limiting the amounts of its uncovered commitments outstanding at any one time.

         When loans have been sold, the Company virtually always retains the responsibility for servicing such loans. At December 31, 1998, excluding mortgage-backed securities, approximately $2.6 million of the Company's loan portfolio consisting of purchased loans and purchased participations was serviced by others and the Company serviced $71.3 million of loans for others. During the year ended December 31, 1998, the Company received fee income of $149,000 in connection with loans serviced for others.

         The following table shows the loan origination, purchase and repayment activities of the Company for the periods indicated.



                                                                    YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------------------
                                                        1998                    1997                 1996
                                                ---------------------   --------------------   -----------------
                                                                     (DOLLARS IN THOUSANDS)
ORIGINATIONS BY TYPE:
  Adjustable-Rate:
    Real estate - one-to-four family.........                $ 17,315                $20,180             $21,433
                - multi-family...............                      99                    ---                 ---
                - commercial.................                  17,434                  8,911               7,745
    Non-real estate - consumer...............                  12,930                 16,521              13,536
                        - commercial business                  12,531                  8,085               6,767
                                                             --------               --------            --------
          Total adjustable-rate..............                  60,309                 53,697              49,481
                                                             --------               --------            --------
  Fixed-Rate:
    Real estate - one-to-four family.........                  62,295                 20,354              13,728
                   - multi-family............                     ---                    ---                 ---
                   - commercial..............                   3,204                  3,757               1,829
    Non-real estate - consumer...............                   9,672                 13,470              14,525
                        - commercial business                   7,244                  2,870               2,336
                                                             --------               --------            --------
          Total fixed-rate...................                  82,415                 40,451              32,418
                                                              -------               --------            --------
          Total loans originated.............                 142,724                 94,148              81,899
                                                              -------               --------            --------

PURCHASES:
  Real estate - one-to-four family...........                     ---                    ---                 ---
                - commercial.................                     ---                    260               1,120
  Non-real estate - consumer.................                     ---                    ---                 ---
                  - commercial business                           300                  1,920                 ---
  Loans acquired with CCNB...................                  17,958                    ---                 ---
                                                              -------            -----------         -----------
           Total loans.......................                  18,258                  2,180               1,120
  Mortgage-backed securities.................                   8,772                    ---              12,999
  Mortgage-backed securities
                     acquired with CCNB......                     286                    ---                 ---
                                                            ---------            -----------         -----------
           Total purchased...................                  27,316                  2,180              14,119
                                                             --------               --------            --------

SALES AND REPAYMENTS:
Sales:
  Real estate - one-to-four family...........                  35,654                  6,565               4,834
              - commercial                                        191                    ---                 ---
  Non-real estate - consumer.................                   1,089                    493                 792
                  - commercial business                           ---                    ---                 ---
  Loans sold with branch                                          ---                    ---               3,845
                                                           ----------             ----------            --------
          Total loans........................                  36,934                  7,058               9,471
  Mortgage-backed securities.................                     ---                    ---               4,913
                                                           ----------             ----------            --------
          Total sales........................                  36,934                  7,058              14,384
  Principal repayments.......................                 133,538                 89,386              79,269
                                                              -------                -------             -------
          Total reductions...................                 170,472                 96,444              93,653
                                                              -------                -------             -------
  Increase (decrease) in other items, net....                   (484)                (2,091)                  11
                                                           ---------               --------            ---------
          Net increase (decrease) ...........                $  (916)               $(2,207)             $ 2,376
                                                           ---------               --------            ---------
                                                           ---------               --------            ---------




         DELINQUENCY PROCEDURES. When a borrower fails to make a required payment on a loan, the Company attempts to cause the delinquency to be cured by contacting the borrower. In the event a real estate loan payment is past due for 90 days or more the Company performs an in-depth review of the loan status, the condition of the property and circumstances of the borrower. Based upon the results of its review, the Company may negotiate and accept a repayment program with the borrower, accept a voluntary deed in lieu of foreclosure or, when deemed necessary, initiate foreclosure proceedings.

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

         Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at its estimated fair value at the date of acquisition, and any write-down resulting therefrom is charged to the allowance for losses on loans. Upon acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of its fair value.

         The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of type at December 31, 1998.



                                                    LOANS DELINQUENT FOR:
                              ---------------------------------------------------------------      TOTAL 60 DAYS OR MORE
                                 60-89 DAYS                        90 DAYS AND OVER                   DELINQUENT
                              -----------------               -------------------------------   -----------------------------
                                                   PERCENT                            PERCENT                         PERCENT
                                                   OF LOAN                            OF LOAN                         OF LOAN
                              NUMBER    AMOUNT     CATEGORY   NUMBER      AMOUNT      CATEGORY   NUMBER     AMOUNT    CATEGORY
                              -------   ------     --------   ------      ------      --------   ------     ------    --------
                                                        (DOLLARS IN THOUSANDS)
Real Estate:
  One-to-four family....        10       $505       0.32%          16       $606       0.38%        26      $1,111      0.70%
  Multi-family..........       ---        ---       - ---        ---         ---        ---         ---        ---       ---
  Commercial............         2         68       0.32           7         306       1.44          9         374      1.76
  Construction and
    development.........       ---        ---        ---         ---         ---        ---        ---         ---       ---

Consumer................        17        122       0.37          52         438       1.32         69         560      1.69

Commercial business.....       ---        ---        ---           4         131       0.75          4         131      0.75
                               ---     ------                    ---     -------                  -----    -------

       Total............        29     $  695       0.28          79      $1,481       0.59        108      $2,176      0.87
                               ---     ------                    ---     -------                  -----    -------
                               ---     ------                    ---     -------                  -----    -------


         The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of type at December 31, 1997.



                                                    LOANS DELINQUENT FOR:
                              ---------------------------------------------------------------      TOTAL 60 DAYS OR MORE
                                 60-89 DAYS                        90 DAYS AND OVER                   DELINQUENT
                              -----------------               -------------------------------   -----------------------------
                                                   PERCENT                            PERCENT                         PERCENT
                                                   OF LOAN                            OF LOAN                         OF LOAN
                              NUMBER    AMOUNT     CATEGORY   NUMBER      AMOUNT      CATEGORY   NUMBER     AMOUNT    CATEGORY
                              -------   ------     --------   ------      ------      --------   ------     ------    --------
                                                        (DOLLARS IN THOUSANDS)
Real Estate:
  One-to-four family....         3       $641       0.41%         13        $659       0.42%        16      $1,300     0.83%
  Multi-family..........       ---        ---        ---           1         556       7.43          1         556     7.43
  Commercial............         2        322       1.54           5         280       1.34          7         602     2.88
  Construction and
    development.........       ---        ---        ---           6         903      10.03          6         903    10.03

Consumer................        24        198       0.56          51         399       1.14         75         597     1.70

Commercial business.....         1        111       0.91           2          19       0.16          3         130     1.07
                               ---     ------                    ---       -----                 -----     -------

       Total............        30     $1,272       0.52          78      $2,816       1.16        108      $4,088     1.68
                               ---     ------                    ---       -----                 -----     -------
                               ---     ------                    ---       -----                 -----     -------



         CLASSIFICATION OF ASSETS. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. The regulations have also created a Special Mention category, consisting of assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for losses on loans. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for losses on loans in the amount of 100% of the portion of the asset classified Loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the Regional Director of the OTS. On the basis of management's review of its assets, at December 31, 1998, on a net basis, the Company had classified $2.7 million of its assets as Special Mention, $4.1 million as Substandard and $134,000 as Loss. No assets were classified as Doubtful at December 31, 1998. The Company's classified assets consist of the non-performing loans and loans and other assets of concern discussed herein.

         NON-PERFORMING ASSETS. The following table sets forth the amounts and categories of non-performing assets of the Company. Loans are reviewed quarterly and any loan whose collectibility is doubtful is placed on non-accrual status. Real estate loans are placed on non-accrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, collectibility is considered highly probable and collection efforts are in progress, in which case interest would continue to accrue. At December 31, 1998, there were 56 loans with outstanding principal balances totaling $519,000 which were 90 days or more past due and continuing to accrue interest.

         Interest accrued and unpaid at the time a consumer loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. For all years presented, the Company had no troubled debt restruc turings other than those included in the non-performing assets table. Foreclosed assets include assets acquired in settlement of loans. The loan and foreclosed asset amounts shown are stated net of the specific reserves which have been established against such assets.




                                                                             DECEMBER 31,
                                                   -----------------------------------------------------------
                                                    1998         1997          1996         1995          1994
                                                   ------       ------        ------       ------        -----
                                                                      (DOLLARS IN THOUSANDS)
Non-accruing loans:
  One-to-four family(1)...................          $606         $659          $524         $516          $485
  Multi-family............................           ---          ---           ---          ---           557
  Commercial..............................           265          207         1,396          111           111
  Construction and development............           ---          669           ---          ---           ---
  Consumer................................           ---          ---           ---          ---           ---
  Commercial business.....................            90          ---           ---          ---           ---
                                                  ------      -------       -------      -------       -------
     Total................................           962        1,535         1,920          627         1,153
                                                   -----        -----         -----        -----         -----

Accruing loans delinquent more than 90 days:
  One-to-four family(1)...................           ---          ---           ---          ---           ---
  Multi-family............................           ---          556           557          557           296
  Commercial..............................            41           73         1,005          ---           ---
  Construction and development............           ---          234           170          169           ---
  Consumer................................           438          399           177          108           133
  Commercial business.....................            40           19            45          ---           ---
                                                 -------      -------       -------     --------      --------
     Total................................           519        1,281         1,954          834           429
                                                  ------       ------        ------       ------        ------

Foreclosed assets:
  One-to-four family......................           387          ---            96           84            27
  Multi-family............................           ---          ---           ---          675           579
  Commercial..............................         1,489        1,317            69           69            73
  Construction and development............           ---          ---           ---          ---           ---
  Consumer................................           ---            3           ---          ---            16
                                                     ---          ---           ---          ---           ---
  Commercial business.....................           ---          ---           ---          ---           ---
                                                --------     --------       -------      -------     ---------
     Total foreclosed assets..............         1,876        1,320           193          828           695
                                                  ------       ------        ------       ------       -------

Troubled debt restructuring Real estate:
  One-to-four family......................           ---          209           ---          ---           ---
                                                 -------      -------       -------      -------       -------
     Total troubled debt restructuring....           ---          209           ---          ---           ---
                                                 -------      -------       -------      -------       -------

Total non-performing assets...............        $3,357       $4,345        $4,067       $2,289        $2,277
                                                 -------      -------       -------      -------       -------
                                                 -------      -------       -------      -------       -------
Total as a percentage of total
  assets..................................          0.82%        1.27%         1.16%        0.64%         0.75%
                                                 -------      -------       -------      -------       -------
                                                 -------      -------       -------      -------       -------
-------------------------
(1)  Includes loans held for sale.


         For the years ended December 31, 1998 and 1997, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $44,493 and $33,215, respectively. The amount that was included in interest income on such loans was $28,524 and $48,240 for 1998 and 1997, respectively.


         The Company's non-performing assets at December 31, 1998 included the following: (i) an automobile dealership in Kankakee, Illinois; (ii) a residential subdivision in Bourbonnais, Illinois; and (iii) a commercial retail building in Champaign, Illinois.

         ANALYSIS OF ALLOWANCE FOR LOSSES ON LOANS. The following table sets forth an analysis of the Company's allowance for losses on loans.




                                                                            YEAR ENDED
                                                                            DECEMBER 31,
                                                    ------------------------------------------------------------
                                                     1998         1997          1996         1995          1994
                                                    ------       ------        ------       ------        ------
                                                                       (DOLLAR IN THOUSANDS)
Balance at beginning of period.                     $2,130       $2,360        $2,388       $2,251        $2,165

Charge-offs:

  One-to-four family........................            20          ---           ---          ---            31
  Multi-family..............................           ---          ---           ---          ---           108
  Commercial real estate....................           ---          ---           ---          ---            17
  Construction..............................           ---          160           ---          ---           ---
  Consumer..................................           160          136           125           59            74
  Commercial business.......................            44          ---             1          ---            15
                                                   -------      -------       -------      -------         -----
                                                       224          296           126           59           245
                                                    ------       ------        ------       ------         -----

Recoveries:
  One-to-four family........................           ---          ---           ---          ---           ---
  Multi-family..............................           ---          ---           ---          ---           ---
  Commercial real estate....................           ---          ---           ---          ---           ---
  Construction..............................           ---          ---           ---          ---           ---
  Consumer..................................            71           33            56           20            33
  Commercial business.......................           ---          ---           ---            3             2
                                                   -------      -------      --------      -------        ------
                                                        71           33            56           23            35
                                                    ------       ------       -------       ------         -----


Net charge-offs.............................         (153)        (263)          (70)         (36)         (210)
Additions charged to operations.............           ---           33            42          173           296
Additions through acquisitions..............           398          ---           ---          ---           ---
                                                  --------   ----------     ---------    ---------     ---------
Balance at end of period....................        $2,375       $2,130        $2,360       $2,388        $2,251
                                                  --------   ----------     ---------    ---------     ---------
                                                  --------   ----------     ---------    ---------     ---------

Ratio of net charge-offs during the
  period to average loans
  outstanding during the period.............          0.06%        0.11%         0.03%        0.02%         0.11%
                                                  --------   ----------     ---------    ---------     ---------
                                                  --------   ----------     ---------    ---------     ---------

Ratio of net charge-offs during the
  period to average non-
  performing assets.........................          3.97%        6.25%         2.20%        1.58%        11.51%
                                                  --------   ----------     ---------    ---------     ---------
                                                  --------   ----------     ---------    ---------     ---------



         The balance in the allowance for losses on loans and the related amount charged to operations is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, and management's estimate of future potential losses.

         While management believes that it uses the best information available to determine the allowance for estimated losses on loans, unforeseen market conditions could result in adjustments to the allowance for estimated losses on loans and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.


                                                             DECEMBER 31,
                   --------------------------------------------------------------------------------------------------------
                         1998               1997                1996                       1995                 1994
                   -----------------    -----------------  --------------------     -------------------     ---------------
                            PERCENT OF           PERCENT OF        PERCENT OF             PERCENT OF            PERCENT OF
                            LOANS IN             LOANS IN          LOANS IN               LOANS IN              LOANS IN
                            EACH                 EACH              EACH                   EACH                  EACH
                            CATEGORY             CATEGORY          CATEGORY               CATEGORY              CATEGORY
                            TO TOTAL             TO TOTAL          TO TOTAL               TO TOTAL              TO TOTAL
                   AMOUNT   LOANS        AMOUNT  LOANS     AMOUNT  LOANS        AMOUNT    LOANS        AMOUNT   LOANS
                   ------   -----------  ------  -----     ------  -----------  ------    -----------  ------   -----------
                                                            (DOLLARS IN THOUSANDS)
One-to-four
  family..........  $ 415     63.65%    $ 521      65.06%   $ 408        62.71%   $ 403     62.74%      $506         62.92%
Multi-family......     83      2.21       172       3.09      451         5.94      437      6.18        460          6.70
Commercial real
  estate..........    469      8.47       444       8.61      496        12.04      561     12.07        470         14.34
Construction or
  development.....    301      5.55       150       3.71      294         2.32      272      3.52        424          2.70
Consumer..........    208     13.21       215      14.50      185        12.82      170     11.56        150          9.63
Commercial
  business........    556      6.91       352       5.03      276         4.17      259      3.95        241          3.71

Unallocated.......    343       ---       276        ---      250          ---      286       ---        ---           ---
                   ------  --------   -------   --------   ------    ---------  -------  --------    -------     ---------
     Total........ $2,375    100.00%   $2,130     100.00%  $2,360       100.00%  $2,388    100.00%    $2,251        100.00%
                   ------  --------   -------   --------   ------    ---------  -------  --------    -------     ---------
                   ------  --------   -------   --------   ------    ---------  -------  --------    -------     ---------



INVESTMENT ACTIVITIES

     The Company has traditionally invested in U.S. Government securities and agency obligations of both long and short terms to supplement its lending activities. During recent years, the Company has refocused its investment activities on short and medium term securities, although the Company has retained a number of longer term securities in its portfolio which are held for investment. In addition, from time to time, the Bank has acquired securities for trading purposes. The Company's securities held for trading are recorded on the Company's books at market value. At December 31, 1998, the Bank did not own any securities of a single issuer which exceeded 10% of the Bank's stockholder's equity, other than U.S. Government or federal agency obligations.

     The Company is required by federal regulations to maintain a minimum amount of liquid assets that may be invested in specified securities and is also permitted to make certain other securities investments. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of December 31, 1998, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 27.3% as compared to the OTS requirement of 4%. The Company believes its liquidity position is such that it will have no difficulty in meeting any additional requirements for cash availability which could result from the Year 2000 issue.

     The following table sets forth the composition of the Company's investment portfolio at the dates indicated.


                                                                                  DECEMBER 31,
                                                      -------------------------------------------------------------------------
                                                             1998                    1997                     1996
                                                      ---------------------  ---------------------     ------------------------
                                                       BOOK        % OF        BOOK        % OF           BOOK          % OF
                                                      VALUE       TOTAL        VALUE       TOTAL         VALUE         TOTAL
                                                      ---------   ---------   ---------   --------     ----------    ----------
                                                                             (DOLLARS IN THOUSANDS)
Investment Securities (1):
   U.S. government securities......................     $21,690       27.60%     $7,587       19.33%      $ 9,628        17.87%
   Federal agency obligations......................      53,865       68.54      28,876       73.56        41,386        76.82
   Municipal bonds.................................         342        0.44          70        0.18            72         0.13
   Non-marketable equity securities................         501        0.64         501        1.28           501         0.93
   Mutual fund shares..............................         388        0.49         360        0.92           331         0.62
                                                       --------    --------   ---------    --------     ---------     --------
         Subtotal..................................      76,786       97.71      37,394       95.27        51,918        96.37
FHLB Stock.........................................       1,801        2.29       1,856        4.73         1,956         3.63
                                                       --------     -------    --------     -------      --------     --------
         Total investment securities and FHLB
            stock..................................     $78,587      100.00%    $39,250      100.00%      $53,874       100.00%
                                                       --------     -------    --------     -------      --------     --------
                                                       --------     -------    --------     -------      --------     --------

Average remaining life or term to repricing of
   investment securities excluding FHLB stock
   and non-marketable securities...................   43 months               52 months                 64 months

Other Interest-Earning Assets:
   Federal funds sold..............................     $18,525       58.10%     $8,575       38.91%      $ 7,985        55.59%
   Money market funds..............................      13,311       41.74       5,067       22.99         4,883        33.99
   FHLB overnight investments......................         ---         ---       6,793       30.83         1,446        10.07
   Certificates of deposit.........................          50        0.16       1,602        7.27            50         0.35
                                                        -------    --------   ---------   ---------    ----------     --------
      Total........................................     $31,886      100.00%    $22,037      100.00%      $14,364       100.00%
                                                        -------    --------   ---------   ---------    ----------     --------
                                                        -------    --------   ---------   ---------    ----------     --------


---------------------
(1)           Includes securities available-for-sale.


     The composition and maturities of the investment securities portfolios, excluding Federal Home Loan Bank of Chicago ("FHLB of Chicago") stock and non-marketable equity securities at December 31, 1998, are indicated in the following table.



                                                              AT DECEMBER 31, 1998
                               -------------------------------------------------------------------------------
                               LESS THAN        1 TO 5        5 TO 10         OVER            TOTAL INVESTMENT
                                 1 YEAR         YEARS         YEARS         10 YEARS             SECURITIES
                                --------       -------       -------       ----------           -----------

                               BOOK VALUE    BOOK VALUE     BOOK VALUE     BOOK VALUE            BOOK VALUE
                               ----------    ----------     ----------     ----------            ----------
                                                     (DOLLARS IN THOUSANDS)
SECURITIES
AVAILABLE-FOR-SALE:
U.S. government
 securities......                   $12,081        $ 9,609       $   ---        $   ---           $21,690
Federal agency
 obligations.....                     2,960         39,907         9,003          1,995            53,865
Mutual fund
 shares......                           388            ---           ---            ---               388
                                  ---------    -----------     ---------      ---------         ---------
Total ......                        $15,429        $49,516        $9,003         $1,995           $75,943
                                  ---------    -----------     ---------      ---------         ---------
                                  ---------    -----------     ---------      ---------         ---------
Weighted average
 yield..........                       5.54%          5.89%         6.35%          7.00%             5.91%
                                  ---------    -----------     ---------      ---------         ---------
                                  ---------    -----------     ---------      ---------         ---------


SECURITIES
HELD-TO-MATURITY:
Municipal Bonds                     $    31        $    56       $   177         $   78           $   342
                                  ---------    -----------     ---------      ---------         ---------
                                  ---------    -----------     ---------      ---------         ---------
Weighted average
 yield...........                      5.77%          5.49%         4.65%          6.25%             5.25%
                                  ---------    -----------     ---------      ---------         ---------
                                  ---------    -----------     ---------      ---------         ---------



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

     DEPOSITS. The Company attracts both short-term and long-term deposits by offering a wide assortment of accounts and rates. The Company offers commercial demand, regular statement savings accounts, NOW accounts, money market accounts, fixed interest rate certificates of deposit with varying maturities and individual retirement accounts. Deposit account terms vary, according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. The Company has not actively sought deposits outside of its primary market area.

     The following table sets forth the savings flows at the Company during the periods indicated:



                                                                        YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------------------
                                                    1998                          1997                       1996
                                                -----------                    ---------                    --------
                                                                         (DOLLARS IN THOUSANDS)
Opening balance.................                  $280,022                      $277,348                    $286,080
Deposits........................                   872,751                       533,933                     562,775
Withdrawals.....................                   869,404                       541,843                     573,994
Purchased deposits..............                    51,688                           ---                         ---
Sold deposits. . . . . . . .                           ---                           ---                     (8,608)
Increase (decrease)
  before  interest
  credited......................                    55,035                       (7,910)                    (19,827)
Interest credited...............                    11,746                        10,584                      11,095
                                                ----------                    ----------                   ---------

Ending balance..................                  $346,803                      $280,022                    $277,348
                                                ----------                    ----------                   ---------
                                                ----------                    ----------                   ---------

Net increase (decrease).........                  $ 66,781                      $  2,674                   $ (8,732)
                                                ----------                    ----------                   ---------
                                                ----------                    ----------                   ---------

Percent increase
(decrease)......................                     23.85%                         0.96%                     (3.05)%
                                                ----------                    ----------                   ---------
                                                ----------                    ----------                   ---------



         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company at the dates indicated.




                                                                  DECEMBER 31,
                                    ---------------------------------------------------------------------------------
                                           1998                          1997                         1996
                                    -------------------           -------------------        ------------------------
                                               PERCENT                       PERCENT                      PERCENT
                                                 OF                            OF                           OF
                                     AMOUNT     TOTAL             AMOUNT      TOTAL           AMOUNT       TOTAL
                                    -------    -------            ------      ------          ------      ---------
                                                                (DOLLARS IN THOUSANDS)
TRANSACTION AND
SAVINGS DEPOSITS(1):

Commercial Demand
  0% .....................          $15,327        4.42%          $9,720         3.47%        $7,644          2.76%
Savings Accounts
  2.39%...................           60,583       17.47           50,727        18.12         51,966         18.74
NOW Accounts
  2.73%...................           46,553       13.42           32,759        11.70         34,756         12.53

Money Market
Accounts
  2.96%...................           13,655        3.94            6,699         2.39          6,612          2.38
                                   --------     -------        ---------      -------      ---------       ---------

Total Non-Certificates....          136,118       39.25           99,905        35.68        100,978         36.41
                                   --------      ------         --------       ------       --------       --------

CERTIFICATES:

 0.00 - 3.99%.............              ---         ---              ---          ---              3          0.00
 4.00 - 4.99%.............           29,665        8.55            2,561         0.91          6,560          2.37
 5.00 - 5.49%.............           36,662       10.57           41,636        14.87         65,714         23.69
 5.50 - 5.99%  . . . . .            114,663       33.06          103,602        37.00         64,930         23.41
 6.00 - 7.99%.............           29,390        8.48           32,025        11.44         38,666         13.94
 8.00 - over..............               23        0.01               97         0.03            273          0.10
                                -----------     -------      -----------      -------    -----------      --------

Total Certificates........          210,403       60.67          179,921        64.25        176,146         63.51
                                   --------      ------         --------       ------      ---------      --------
Accrued Interest..........              282        0.08              196         0.07            224          0.08
                                 ----------     -------       ----------      -------    -----------      --------

Total Deposits............         $346,803      100.00%        $280,022       100.00%      $277,348        100.00%
                                 ----------     -------       ----------      -------    -----------      --------
                                 ----------     -------       ----------      -------    -----------      --------

-----------------
(1) Rates on transaction and savings deposits are those in effect on December
    31, 1998.


         The following table shows rate and maturity information for the Company's certificates of deposit as of December 31, 1998.



                           0.00-       5.00-       5.50-       6.00-                                                PERCENT
                           4.99%       5.49%       5.99%       7.99%       8% AND OVER            TOTAL             OF TOTAL
                           -----       ------      ------      ------      -----------            ------            --------
                                                 (DOLLARS IN THOUSANDS)
CERTIFICATE ACCOUNTS
MATURING IN QUARTER
ENDING:

March 31, 1999............ $3,646     $11,768     $32,281     $1,220          $17             $48,932              23.26%
June 30, 1999............. 11,814       1,881      21,892      2,721          ---              38,308              18.21
September 30, 1999........  1,223       2,694      20,243      6,545          ---              30,705              14.59
December 31, 1999......... 11,004       6,752      12,916      2,128          ---              32,800              15.59
March 31, 2000............    946       3,224      10,780      3,684          ---              18,634               8.86
June 30, 2000.............    777       5,192       3,942      3,181          ---              13,092               6.22
September 30, 2000........    ---         235       2,213      1,216          ---               3,664               1.74
December 31, 2000.........    206       3,914       1,030      3,302          ---               8,452               4.02
March 31, 2001............    ---          77       2,887      1,221            6               4,191               1.99
June 30, 2001.............    ---         222       1,132         24          ---               1,378               0.65
September 30, 2001........    ---         ---       1,347        383          ---               1,730               0.82
December 31, 2001.........     49         485         371      1,309          ---               2,214               1.05
Thereafter................    ---         218       3,629      2,456          ---               6,303               3.00
                          -------  ----------  ----------  ---------     --------          ----------        -----------

   Total..................$29,665     $36,662    $114,663    $29,390          $23            $210,403             100.00%
                          -------  ----------  ----------  ---------     --------          ----------        -----------
                          -------  ----------  ----------  ---------     --------          ----------        -----------

   Percent of total.......  14.10%      17.42%      54.50%     13.97%        0.01%
                          -------  ----------  ----------  ---------     --------
                          -------  ----------  ----------  ---------     --------


         The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1998.



                                                                 MATURITY
                                             -------------------------------------------------
                                                            OVER         OVER
                                             3 MONTHS      3 TO 6       6 TO 12        OVER
                                             OR LESS       MONTHS       MONTHS       12 MONTHS        TOTAL
                                             --------      -------      -------      ---------        ------
                                                               (DOLLARS IN THOUSANDS)

Certificates of deposit less
than $100,000 (1)..........................$42,726     $33,253       $55,755       $52,649       $184,383
Certificates of deposit of
 $100,000 or more (1).......................  4,928       1,779         5,047         4,697         16,451

Public funds (2)............................  1,278       3,276         2,703         2,312          9,569
                                            -------     --------      -------       --------       --------
Total certificates of
 deposit....................................$48,932     $38,308       $63,505       $59,658       $210,403
                                            -------     --------      -------       --------       --------
                                            -------     --------      -------       --------       --------


----------------
(1) Excluding public funds.
(2) Deposits from governmental and other public entities.


         BORROWINGS. The Company utilizes borrowings primarily for two purposes. The first is to purchase mortgage-backed securities in order to generate additional net interest income and as a method of increasing the leverage on its capital. The second is as part of the management of short term cash requirements. The decision to borrow money to purchase mortgage-backed securities is based on several factors, including the current asset/liability mix, the regulatory capital position of the Bank and the adequacy of available interest rate spreads available in such transactions, subject to the limits on such transactions established by the Board of Directors. Borrowings for such purposes are derived from securities sold under agreements to repurchase and advances from the FHLB of Chicago. Borrowings related to short term cash management are in the form of advances from the FHLB of Chicago. As a member of the FHLB of Chicago, the Company is authorized to apply for advances from the FHLB of Chicago. Each FHLB of Chicago credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Chicago may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. At December 31, 1998, borrowed money totaled $22.9 million, all of which was in advances from the FHLB of Chicago. Interest expense on borrowed money totaled $1.3 million during 1998 and $1.5 million during 1997.

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

         KFS was organized by the Company to provide appraisal services to the Company and others. In addition, since 1983, KFS has offered, on an agency basis, brokerage services to the Company's customers utilizing the services of INVEST Financial Corporation, a registered broker-dealer. Finally, KFS has also invested in an insurance agency. At December 31, 1998, the Company's equity investment in KFS was approximately $1.1 million. During 1998, KFS recorded net consolidated income of $156,000. During 1998 and 1997, gross revenues related to securities and annuities brokerage, appraisal activities and insurance agency activities totaled approximately $202,000, $235,000 and $62,000, and $173,000, $215,000 and $82,000, respectively.

COMPETITION

         The Company faces competition both in originating loans and in attracting deposits. Competition in originating loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers who also make loans secured by real estate located in the Company's primary market areas. The Company competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

         The Company faces substantial competition in attracting deposits from other savings institutions, commercial banks, securities firms, money market and mutual funds, credit unions and other investment vehicles. The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer oriented staff. The Company estimates its market share of savings deposits in the Kankakee, Coal City, Hoopeston and Champaign/Urbana market areas to be 15.6%, 48.4%, 17.6% and less than 1.0%, respectively.

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

EMPLOYEES

         As of December 31, 1998, the Company had 146 full-time employees and 23 part-time employees. The Company places a high priority on staff development which involves extensive training, including customer service and sales training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Company's employees are represented by any collective bargaining group. The Company offers a variety of employee benefits and management considers its relations with its employees to be excellent.


                           SUPERVISION AND REGULATION

GENERAL

         Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the OTS, the FDIC, the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

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

         The following is a summary of the material elements of the regulatory framework that applies to the Company and its subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply to the Company and its subsidiaries, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable law, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiaries.

RECENT REGULATORY DEVELOPMENTS

         PENDING LEGISLATION. Legislation has been introduced in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. Unlike prior financial modernization bills considered by the Congress, the pending legislation does not include provisions eliminating the federal savings association charter and requiring all federal savings associations to convert to banks. The pending legislation does, however, restrict the types of non-banking activities that may be conducted by any company which becomes a unitary savings and loan holding company (I.E., a savings and loan holding company that controls only one savings association subsidiary) after October 7, 1998. Under current law, unitary savings and loan holding companies are generally not subject to restrictions on the types of non-banking activities in which they may engage. At this time, the Company is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the Company and the Bank.

THE COMPANY

         GENERAL. The Company, as the sole shareholder of the Bank, is a savings and loan holding company. As a savings and loan holding company, the Company is registered with, and is subject to regulation by, the OTS under the Home Owners' Loan Act, as amended (the "HOLA"). Under the HOLA, the Company is subject to periodic examination by the OTS. The Company is also required to file with the OTS periodic reports of the Company's operations and such additional information regarding the Company and its subsidiaries as the OTS may require.

         INVESTMENTS AND ACTIVITIES. The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries from: (i) acquiring control of, or acquiring by merger or purchase of assets, another savings association or savings and loan holding company without the prior written approval of the OTS; (ii) subject to certain exceptions, acquiring more than 5% of the issued and outstanding shares of voting stock of a savings association or savings and loan holding company except as part of an acquisition of control approved by the OTS; or (iii) acquiring or retaining control of a financial institution that is not FDIC-insured.

         A savings and loan holding company may acquire savings associations located in more than one state in both supervisory transactions involving failing savings associations and nonsupervisory acquisitions of healthy institutions. Interstate acquisitions of healthy savings associations, however, are permitted only if the law of the state in which the savings association to be acquired is located specifically authorizes the proposed acquisition, by language to that effect and not merely by implication. State laws vary in the extent to which interstate acquisitions of savings associations and savings and loan holding companies are permitted. Illinois law presently permits savings and loan holding companies located in any state of the United States to acquire savings associations or savings and loan holding companies located in Illinois, subject to certain conditions, including the requirement that the laws of the state in which the acquiror is located permit savings and loan holding companies located in Illinois to acquire savings associations or savings and loan holding companies in the acquiror's state.

         A savings and loan holding company that controls only one savings association subsidiary is generally not subject to any restrictions on the types of non-banking activities that the holding company may conduct either directly or through a non-banking subsidiary, so long as the holding company's savings association subsidiary constitutes a qualified thrift lender (SEE "--The Bank-- Qualified Thrift Lender Test"). If, however, the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of a particular activity constitutes a serious risk to the financial safety, soundness or stability of its savings association subsidiary, the OTS may require the holding company to cease engaging in the activity (or divest any subsidiary which engages in the activity) or may impose such restrictions on the holding company and the subsidiary savings association as the OTS deems necessary to address the risk. The restrictions the OTS may impose include limitations on (i) the payment of dividends by the savings association to the holding company, (ii) transactions between the savings association and its affiliates and (iii) any activities of the savings association that might create a serious risk that liabilities of the holding company and its affiliates may be imposed on the savings association.

         Federal law also prohibits any person or company from acquiring "control" of a savings association or a savings and loan holding company without prior notice to the OTS. "Control" is defined in certain cases as the acquisition of 10% of the outstanding shares of a savings association or savings and loan holding company.

         DIVIDENDS. The Delaware General Corporation Law (the "DGCL") allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, OTS policies provide that a savings and loan holding company should not pay dividends that are not supportable by the company's core earnings or that may be funded only by borrowings or by sales of assets. The OTS also possesses enforcement powers over savings and loan holding companies to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by savings and loan holding companies.

         FEDERAL SECURITIES REGULATION. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

THE BANK

         GENERAL. The Bank is a federally chartered savings association, the deposits of which are insured by the FDIC's Savings Association Insurance Fund ("SAIF"). As a SAIF-insured, federally chartered savings association, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OTS, as the chartering authority for federal savings associations, and the FDIC as administrator of the SAIF. The Bank is also a member of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

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

         During the year ended December 31, 1998, SAIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 1999, SAIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

         The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution (i) has engaged or is engaging in unsafe or unsound practices, (ii) is in an unsafe or unsound condition to continue operations or (iii) has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

         FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and members of the FDIC's Bank Insurance Fund ("BIF") became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. Between January 1, 2000 and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a PRO RATA basis. During the year ended December 31, 1998, the FICO assessment rate for SAIF members ranged between approximately 0.061% of deposits and approximately 0.063% of deposits, while the FICO assessment rate for BIF members ranged between approximately 0.012% of deposits and approximately 0.013% of deposits. During the year ended December 31, 1998, the Bank paid FICO assessments totaling $168,000.

         SUPERVISORY ASSESSMENTS. All Federal savings associations are required to pay supervisory assessments to the OTS to fund the operations of the OTS. The amount of the assessment is calculated using a formula which takes into account the institution's size, its supervisory condition (as determined by the composite rating assigned to the institution as a result of its most recent OTS examination) and the complexity of its operations. During the year ended December 31, 1998, the Bank paid supervisory assessments to the OTS totaling $90,000.

         CAPITAL REQUIREMENTS. Pursuant to the HOLA and OTS regulations, savings associations, such as the Bank, are subject to the following minimum capital requirements: a core capital requirement, consisting of a minimum ratio of core capital to total assets of 3%; a tangible capital requirement, consisting of a minimum ratio of tangible capital to total assets of 1.5%; and a risk- based capital requirement, consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must consist of core capital. Core capital consists primarily of permanent stockholders' equity less
(i) intangible assets other than certain supervisory goodwill, certain mortgage servicing rights and certain purchased credit card relationships and (ii) investments in subsidiaries engaged in activities not permitted for national banks. Tangible capital is substantially the same as core capital except that all intangible assets other than certain mortgage servicing rights must be deducted. Total capital consists primarily of core capital plus certain debt and equity instruments that do not qualify as core capital and a portion of the Bank's allowances for loan and leases losses.

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

         During the year ended December 31, 1998, the Bank was not required by the OTS to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 1998, the Bank exceeded its minimum regulatory capital requirements with a core capital ratio of 6.95%, a tangible capital ratio of 6.95% and a risk-based capital ratio of 13.62%.

         The OTS has proposed to amend its regulations to establish a minimum core capital requirement of 3% of total assets for any savings association assigned a composite rating of 1 as of the association's most recent OTS examination, with a minimum core capital requirement of

4% of total assets for all other savings associations. It is not anticipated that the adoption of this proposal would affect the Bank's ability to comply with the OTS capital requirements.

         Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 1998, the Bank was "well-capitalized," as defined by OTS regulations.

         DIVIDENDS. OTS regulations impose limitations upon all capital distributions by savings associations, including cash dividends. Under the OTS rule that is presently in effect, an institution that exceeds all applicable capital requirements both before and after the proposed capital distribution (a "Tier 1 Institution") may, after prior notice to, but without the approval of, the OTS, make capital distributions during a calendar year in an aggregate amount of up to the higher of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (I.E., the amounts of its capital in excess of its capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent preceding four quarter period. Any additional capital distributions would require prior OTS approval. As of December 31, 1998, the Bank was a Tier 1 Institution.

         The OTS has amended its regulations governing capital distributions (including cash dividends) by savings associations. The amended rule, which takes effect April 1, 1999, will require prior OTS approval for any capital distribution by a savings association that is not eligible for expedited processing under the OTS's application processing regulations. In order to qualify for expedited processing, a savings association must: (i) have a composite examination rating of 1 or 2; (ii) have a Community Reinvestment Act rating of satisfactory or better; (iii) have a compliance rating of 1 or 2; (iv) meet all applicable regulatory capital requirements; and (v) not have been notified by the OTS that it is a problem association or an association in troubled condition. Savings associations that qualify for expedited processing will be required to obtain OTS approval prior to making a capital distribution only if: (a) the amount of the proposed capital distribution, when aggregated with all other capital distributions during the same calendar year, will exceed an amount equal to the association's year-to-date net income plus its retained net income for the preceding two years; (b) after giving effect to the distribution, the association will not be at least "adequately capitalized" (as defined by OTS regulation); or (c) the distribution would violate a prohibition contained in an applicable statute, regulation or agreement with the OTS or the FDIC or violate a condition imposed in connection with an OTS-approved application or notice. The amended regulation will continue to require that the OTS be given prior notice of certain types of capital distributions, including any capital distribution by a savings association that, like the Bank, is a subsidiary of a savings and loan holding company, or by a savings association that, after giving effect to the distribution, would not be "well-capitalized" (as defined by OTS regulation).

         The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1998. Further, under applicable regulations of the OTS, the Bank may not pay dividends in an amount which would reduce its capital below the amount required for the liquidation account established in connection with the Bank's conversion from the mutual to the stock form of ownership in 1992. As of December 31, 1998, approximately $5.9 million was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the OTS may prohibit the payment of any dividends by the Bank if the OTS determines such payment would constitute an unsafe or unsound practice.

         INSIDER TRANSACTIONS. The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

         SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In addition, in October 1998, the federal banking regulators issued safety and soundness standards for achieving Year 2000 compliance, including standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies.

         In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

         BRANCHING AUTHORITY. Federally chartered savings associations which qualify as "domestic building and loan associations," as defined in the Internal Revenue Code, or meet the qualified thrift lender test (SEE "-The Bank -- Qualified Thrift Lender Test") have the authority, subject to receipt of OTS approval, to establish or acquire branch offices anywhere in the United States. If a federal savings association fails to qualify as a "domestic building and loan association," as defined in the Internal Revenue Code, and fails to meet the qualified thrift lender test the association may branch only to the extent permitted for national banks located in the savings association's home state. As of December 31, 1998, the Bank qualified as a "domestic building and loan association," as defined in the Internal Revenue Code and met the qualified thrift lender test.

         QUALIFIED THRIFT LENDER TEST. The HOLA requires every savings association to satisfy a "qualified thrift lender" ("QTL") test. Under the HOLA, a savings association will be deemed to meet the QTL test if it either (i) maintains at least 65% of its "portfolio assets" in "qualified thrift investments" on a monthly basis in nine out of every 12 months or (ii) qualifies as a "domestic building and loan association," as defined in the Internal Revenue Code. For purposes of the QTL test, "qualified thrift investments" consist of mortgage loans, mortgage-backed securities, education loans, small business loans, credit card loans and certain other housing and consumer-related loans and investments. "Portfolio assets" consist of a savings association's total assets less goodwill and other intangible assets, the association's business properties and a limited amount of the liquid assets maintained by the association pursuant to the liquidity requirements of the HOLA and OTS regulations (SEE "--The Bank--Liquidity Requirements"). A savings association that fails to meet the QTL test must either convert to a bank charter or operate under certain restrictions on its operations and activities. Additionally, within one year following the loss of QTL status, the holding company for the savings association will be required to register as, and will be deemed to be, a bank holding company. A savings association that fails the QTL test may requalify as a QTL but it may do so only once. As of December 31, 1998, the Bank satisfied the QTL test, with a ratio of qualified thrift investments to portfolio assets of 78.0%, and qualified as a "domestic building and loan association," as defined in the Internal Revenue Code.

         LIQUIDITY REQUIREMENTS. OTS regulations currently require each savings association to maintain, for each calendar quarter, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to at least 4% of either (i) its liquidity base (I.E., its net withdrawable accounts plus borrowings repayable in 12 months or less) as of the end of the preceding calendar quarter or (ii) the average daily balance of its liquidity base during the preceding calendar quarter. This liquidity requirement may be changed from time to time by the OTS to an amount within a range of 4% to 10% of the liquidity base, depending upon economic conditions and the deposit flows of savings associations. The OTS may also require a savings association to maintain a higher level of liquidity than the minimum 4% requirement if the OTS deems necessary to ensure the safe and sound operation of the association. Penalties may be imposed for failure to meet liquidity ratio requirements. At December 31, 1998, the Bank was in compliance with OTS liquidity requirements, with a liquidity ratio of 27.3%.

         FEDERAL RESERVE SYSTEM. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $46.5 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $46.5 million, the reserve requirement is $1.395 million plus 10% of the aggregate amount of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements. The balances used to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the OTS.

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

         The Small Business Job Protection Act of 1996 became law on August 20, 1996. One of the provisions in the new law repealed the special bad debt reserve methods that had existed for savings associations prior to 1996. The Bank is now required to compute reserves on all loans under the experience method. The new law freezes the reserves for bad debts that existed at end of the last tax year beginning before January 1, 1988 and requires the Bank to recapture into taxable income over a six year period the "applicable excess reserve." For the Bank, the applicable excess reserve is approximately $648,000 which represents the difference between the reserve balance at December 31, 1995, and the balance of the reserve at end of the last tax year beginning before January 1, 1988. One-sixth of the applicable excess reserve ($108,000) has been recaptured into taxable income during 1996, 1997 and 1998. Deferred taxes have previously been established on the applicable excess reserve.

         Retained income of the Bank includes approximately $8,998,000 that represents tax provisions for losses on loans that have been deducted in excess of amounts that have been charged against income on the financial statements. No provision for federal income tax has been made against this amount. If, in the future, the Bank ceases to qualify as a "bank" for federal income tax purposes or if these retained earnings are liquidated, federal income taxes may be imposed at the then-applicable rates. If federal income taxes had been provided, the deferred liability would have been approximately $3,059,000.

         In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax imposed to the extent it exceed the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million. During the years ended December 31, 1996, 1997 and 1998, the Bank was not required to pay alternative minimum tax.

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

         Ronald J. Walters, age 49, is Vice President, Treasurer and Chief Financial Officer of the Company and Senior Vice President, Treasurer and Chief Financial Officer of the Bank, positions he has held since August 1992 and January 1985, respectively. As the Chief Financial Officer of the Bank, Mr. Walters is responsible for the establishment and supervision of the Bank's accounting and data processing activities. Mr. Walters joined the Bank in 1984 as Controller and Chief Financial Officer, was named Treasurer in 1985, and promoted to Senior Vice President in 1996. Mr. Walters is a certified public accountant.

         David B. Cox, age 60, was elected President of the Bank in 1993, and a Director of the Bank in 1995. Prior to his election as President, Mr. Cox had served as Vice President of Operations for the Bank since 1985. Mr. Cox is responsible for overseeing the day-to-day operation of the Bank. Mr. Cox joined the Bank in 1956 and has held a variety of positions including Assistant Vice President, Branch Manager and Assistant Secretary. Mr. Cox has served as Vice President of the Company since 1992.

         Gerald C. Chantome, age 62, is a Senior Vice President and Chief Lending Officer of the Bank, a position he was appointed to in 1995. Previously he was Vice President of Commercial and Consumer Lending for the Bank, a position he held since 1988. Mr. Chantome is responsible for oversight of the Bank's lending departments. Prior to joining the Bank, from 1981 to 1988, Mr. Chantome served as Senior Vice President and director of City National Bank and Keystone Bancshares located in Kankakee, Illinois. Mr. Chantome was an employee and officer of City National since 1954.

         Keith M. Roseland, age 49, is a Senior Vice President and Regional Branch Manager of the Bank, a position he was appointed to in 1998. Mr. Roseland is responsible for the operation of the Coal City, Diamond and Braidwood, Illinois branches of the Bank. He had previously served as President, since 1986, of CCNB, which was acquired by the Bank in January, 1998.
Mr. Roseland had been with CCNB since 1967.

         Lois Swartz, age 56, has been Vice President of Human Resources of the Bank since January 1993. She is responsible for administering the Human Resources Department and the Company's employee benefit plans and the Company's Training Department. She joined the Bank in 1960.

         Monte S. Crowl, age 34, has been Vice President of Marketing of the Bank since January 1993. He is responsible for the Marketing Department. Prior to joining the Bank in 1989, Mr. Crowl was employed by the Central Bank Corporation, Cincinnati, Ohio, as a marketing representative from August 1987 to August 1989.

         Lois Jean Phelps, age 60, was elected Vice President of Operations in 1994. She is responsible for the day-to-day operations of the Bank. Ms. Phelps has served the Bank in various capacities in Ashkum and Kankakee including head teller, branch manager and assistant secretary since 1977. She was named operations manager in 1993.

         Carol Hoekstra, age 43, was elected a Vice President of the Bank in 1995. She is also an Assistant Secretary of the Company, a position she has held since 1992. Previously, she was an Assistant Vice President of the Bank since 1991. She is responsible for overseeing the day-to-day administration of the Bank's mortgage and consumer lending operations. Ms. Hoekstra first joined the Bank in 1977. She rejoined the Bank in 1991 as consumer loan manager, following her return to the area from Texas where she worked at a commercial bank in consumer lending.

         Robert E. Edwards, age 45, is a Vice President and Senior Trust Officer of the Bank, a position he was appointed to in 1998. Mr. Edwards is responsible for the operations of the Bank's newly established trust department. He has in excess of fifteen years experience in similar positions with financial institutions in the Pontiac, Dixon and Kankakee, Illinois areas. Mr. Edwards is an attorney.

         Terry L. Ralston, age 49, was elected a Vice President of the Bank in 1998. He is also the Data Processing Manager of the Bank, a position he has held since joining the Bank in February, 1996. He is responsible for the day-to-day operation of the Bank's data processing. He has over twenty-five years of experience in similar positions with financial institutions in northern Illinois and southern Wisconsin.

ITEM 2.  PROPERTIES
OFFICES
         The following table sets forth information concerning the main office and each branch office of the Bank at December 31, 1998. At December 31, 1998, the Company's premises had an aggregate net book value of approximately $5.8 million.


                                      YEAR                OWNED                 LEASE                 NET
           LOCATION                OPENED (1)           OR LEASED          EXPIRATION DATE         BOOK VALUE
           --------                ------               ---------          ---------------         ----------
                                                                                                 (IN THOUSANDS)
MAIN OFFICE
-----------
310 S. Schuyler Avenue                1958                Owned                  N/A                    $861
Kankakee, Illinois

FULL SERVICE BRANCHES
---------------------
Main Street and U.S. 45               1977                Owned                  N/A                      27
Ashkum, Illinois
680 S. Main Street                    1974                Owned                  N/A                     280
Bourbonnais, Illinois
990 N. Kinzie Avenue                  1998               Leased         October 22, 2013 (2)             --- (4)
Bradley, Illinois
180 N. Front Street                   1998               Leased           July 24, 2000 (3)              ---
Braidwood, Illinois
1001 S. Neil Street                   1992                Owned                  N/A                     806
Champaign, Illinois
100 S. Broadway                       1998               Leased           July 24, 2000 (3)              198
Coal City, Illinois
660 S. Broadway                       1998                Owned                  N/A                     820
Coal City, Illinois
1275 E. Division Street               1998                Owned                  N/A                     385
Diamond, Illinois
302 W. Mazon Avenue                   1987                Owned                  N/A                     419
Dwight, Illinois
654 N. Park Road                      1998                Owned                  N/A                     634
Herscher, Illinois
323 E. Main Street                    1994                Owned                  N/A                     176
Hoopeston, Illinois
310 Section Line Road                 1975                Owned                  N/A                     231
Manteno, Illinois
200 W. Washington Street              1995                Owned                  N/A                     165
Momence, Illinois
1708 S. Philo Road                    1998                Owned                  N/A                     756
Urbana, Illinois
                                                                                                      $5,758
                                                                                                      ------
                                                                                                      ------

----------------
(1) Year opened refers to the year in which the current facility opened or was acquired.
(2) The Bank has an option to cancel this lease at the end of the fifth and tenth year by providing notice consistent with the terms of the lease.
(3) The Bank has an option to renew this lease for three consecutive five year terms.
(4) The office opened on November 2, 1998. However, all related bills had not been submitted for payment by December 31, 1998, and costs had not been transferred to the appropriate fixed assets accounts.

         The Company believes that its current facilities are adequate to meet present and immediately foreseeable needs.

         The Company maintains depositor and borrower customer files on an in-house system. The net book value of the data processing and computer equipment utilized by the Company at December 31, 1998 was $197,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Page 55 of the 1998 Annual Report to Stockholders is herein incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         Pages 7 and 8 of the 1998 Annual Report to Stockholders is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Pages 9 through 27 of the 1998 Annual Report to Stockholders are herein incorporated by reference.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Pages 9 through 27 of the 1998 Annual Report to Stockholders are herein incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Pages 29 through 53 of the 1998 Annual Report to Stockholders are herein incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

         Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999 (the "1999 Proxy Statement"), a copy of which was filed on March 12, 1999.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         Information regarding the business experience during the past five years with respect to the executive officers of the Company contained in Part I of this Form 10-K is incorporated herein by reference.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers and directors and persons who own more than 10% of the Company Common Stock file reports of ownership and changes in ownership with the SEC and with the exchange on which the Company's shares of Common Stock are traded. Such persons are also required to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms furnished to the Company and, if appropriate, representations made to the Company by any such reporting person concerning whether a Form 5 was required to be filed for 1998, the Company is not aware that any of its directors and executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during the period commencing January 1, 1998 through December 31, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

         Information concerning executive compensation called for by Item 11 of this Form 10-K is incorporated herein by reference from the section in the Company's 1999 Proxy Statement entitled "Executive Compensation." The report of the Company's Compensation Committee is not incorporated into this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning security ownership of certain beneficial owners and management called for by Item 12 of this Form 10-K is incorporated herein by reference from the section in the Company's 1999 Proxy Statement entitled "Voting Securities and Principal Holder Thereof."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions called for by Item 13 of this Form 10-K is incorporated herein by reference from the section in the Company's 1999 Proxy Statement entitled "Certain Relationships and Related Transactions."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) CONSOLIDATED FINANCIAL STATEMENTS:

         The following information appearing in the Registrant's 1998 Annual Report to Stockholders is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.


                                                                                                    PAGES IN
                                   ANNUAL REPORT SECTION                                          ANNUAL REPORT
                                   ---------------------                                          -------------
Selected Financial Data....................................................................            7-8
Management's Discussion and Analysis of
  Financial Condition and Results of Operations............................................            9-27
Report of Independent Auditors.............................................................            29
Consolidated Statements of Financial Condition.............................................            30-31
Consolidated Statements of Income..........................................................            32
Consolidated Statements of Stockholders' Equity............................................            33
Consolidated Statements of Cash Flows......................................................            34-35
Notes to Consolidated Financial Statements.................................................            36-53
Quarterly Financial Information ...........................................................            53



         With the exception of those sections specifically incorporated by reference, the Registrant's 1998 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-K.

         (a)(2) FINANCIAL STATEMENT SCHEDULES:

         Financial statement schedules have been omitted as the required information is contained in the consolidated financial statements and notes thereto, or because such schedules are not required or applicable.

         (a)(3) EXHIBITS:



 REGULATION                                           REFERENCE TO PRIOR           SEQUENTIAL PAGE NUMBER WHERE
S-K EXHIBIT                                            FILING OR EXHIBIT         ATTACHED EXHIBITS ARE LOCATED IN
   NUMBER                  DOCUMENT                 NUMBER ATTACHED HERETO                   FORM 10-K
------------   ---------------------------------  ---------------------------   -----------------------------------
 3              Articles of Incorporation                      (1)                             N/A
 3              Bylaws                                         (1)                             N/A
 4              Instruments defining the rights of             (1)                             N/A
                security holders, including debentures
10              Executive Compensation Plans and
                Arrangements

                a. Stock Option Plan                           (2)                             N/A

                b. Management Recognition Plan                 (2)                             N/A
                   and Trusts

                c. Employee Stock Ownership Plan               (1)                             N/A

                d. Money Purchase Pension Plan                 (1)                             N/A

                e. 401(k) Plan                                 (1)                             N/A

                f. Kankakee Bancorp, Inc. Bank
                   Incentive Plan and Trust                    (3)                             N/A

13              1998 Annual Report to Stockholders             N/A
22              Subsidiaries of Registrant                     N/A
23              Consent of Independent Auditor                 N/A
27              Financial Data Schedule                        N/A
99.1            1999 Proxy Statement                           N/A


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

      (b)  REPORTS ON FORM 8-K:

         No reports on Form 8-K have been filed during the three-month period ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          KANKAKEE BANCORP, INC.

Date:  MARCH 18, 1999       By:   /S/ JAMES G. SCHNEIDER
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


 /S/ JAMES G. SCHNEIDER    3-18-99      Chief Executive Officer and Chairman
 ----------------------    -------
  James G. Schneider       Date         of the Board (Principal Executive and
                                        Operating Officer)

 /S/ RONALD J. WALTERS     3-18-99      Vice President and Treasurer (Principal
 ----------------------    -------
  Ronald J. Walters        Date         Financial and Accounting Officer)

 /S/ WILLIAM CHEFFER       3-18-99      Director
 ----------------------    -------
  William Cheffer          Date

 /S/ CHARLES C. HUBER      3-18-99      Director
 ----------------------    -------
  Charles C. Huber         Date

 /S/ WESLEY E. WALKER      3-18-99      Director
 ----------------------    -------
  Wesley E. Walker         Date

 /S/ LARRY D. HUFFMAN      3-18-99      Director
 ----------------------    -------
  Larry D. Huffman         Date

 /S/ THOMAS M. SCHNEIDER   3-18-99      Director
 ----------------------    -------
  Thomas M. Schneider      Date

 /S/ MICHAEL A. STANFA     3-18-99      Director
 ----------------------    -------
  Michael A. Stanfa        Date

     The foregoing constitute all of the Board of Directors of the Company.

                                                 INDEX TO EXHIBITS



 REGULATION                                           REFERENCE TO PRIOR           SEQUENTIAL PAGE NUMBER WHERE
S-K EXHIBIT                                            FILING OR EXHIBIT         ATTACHED EXHIBITS ARE LOCATED IN
   NUMBER                  DOCUMENT                 NUMBER ATTACHED HERETO                   FORM 10-K
------------   ---------------------------------  ---------------------------   -----------------------------------
 3             Articles of Incorporation                      (1)                               N/A
 3             Bylaws                                         (1)                               N/A
 4             Instruments defining the rights of             (1)                               N/A
               security holders, including debentures
10             Executive Compensation Plans and
               Arrangements

               a. Stock Option Plan                           (2)                               N/A

               b. Management Recognition Plan                 (2)                               N/A
                  and Trusts

               c. Employee Stock Ownership Plan               (1)                               N/A

               d. Money Purchase Pension Plan                 (1)                               N/A

               e. 401(k) Plan                                 (1)                               N/A

               f. Kankakee Bancorp, Inc. Bank                 (3)                               N/A
                  Incentive Plan and Trust

13   1998 Annual Report to Stockholders                       N/A
22   Subsidiaries of Registrant                               N/A
23   Consent of Independent Auditor                           N/A
27   Financial Data Schedule                                  N/A
99.1    1999 Proxy Statement                                  N/A


----------------
(1) Filed on September 11, 1992, as exhibits to the Registrant's Registration Statement No. 33-51950 on Form S-1. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

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