Form 10-Q
period 1999-03-31
KANKAKEE BANCORP INC
filed 1999-05-07
CIK 891523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ---------------------

                                    FORM 10-Q

(MARK ONE)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1999.

                                    or

[      ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 For the Transition Period From            to            .
                                                    ----------    ----------
Commission File Number 1-13676
                       -------

                             KANKAKEE BANCORP, INC.
        ----------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

DELAWARE                                         36-3846489
---------------------------------------------    -------------------------------
(State or Other Jurisdiction of Incorporation    (I.R.S. Employer Identification
 or Organization)                                   Number)

310 SOUTH SCHUYLER AVENUE, KANKAKEE, ILLINOIS                    60901
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

                            Yes    X     No
                                  ---       ---
As of May 7, 1999, there were 1,332,668 issued and outstanding shares of the Issuer's Common Stock (exclusive of 417,332 shares of the Issuer's Common Stock held as treasury stock).

                             KANKAKEE BANCORP, INC.

                                      INDEX

                                                                               Page
                                                                              Number
Part I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Financial
                    Statements (Unaudited)

                    Statements of Financial Condition,
                    March 31, 1999 and December 31, 1998                      1 - 2

                    Statements of Income and Comprehensive Income,
                    Three Months Ended March 31, 1999 and 1998                    3

                    Statements of Cash Flows, Three Months
                    Ended March 31, 1999 and 1998                              4 - 5

                    Notes to Financial Statements                                  6

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                             7 - 16

          Item 3.   Quantitative and Qualitative Disclosure
                    About Market Risk                                             8

Part II.            OTHER INFORMATION

          Item 1.   Legal Proceedings                                            17

          Item 2.   Changes in Securities                                        17

          Item 3.   Defaults Upon Senior Securities                              17

          Item 4.   Submission of Matters to a Vote of Security Holders          17

          Item 5.   Other Information                                            17

          Item 6.   Exhibits and Reports on Form 8-K                             17

          SIGNATURES                                                             18

           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                             March 31,           December 31,
                                                                              1999                   1998
                                                                           ------------          ------------
Assets
   Cash and due from banks                                                 $ 11,583,358          $ 15,154,733
   Federal funds sold                                                        10,100,000            18,525,000
   Money market funds                                                        12,522,623            13,310,905
                                                                           ------------          ------------
   Cash and cash equivalents                                                 34,205,981            46,990,638
                                                                           ------------          ------------
   Certificates of deposit                                                       50,000                50,000
                                                                           ------------          ------------
   Securities:
   Investment securities:

       Available-for-sale, at fair value                                     74,501,711            75,942,836
       Held-to-maturity, at cost (fair value: March 31, 1999 -
       $339,595; December 31, 1998 - $345,318)                                  341,234               341,647
                                                                           ------------          ------------
           Total investment securities                                       74,842,945            76,284,483
                                                                           ------------          ------------
   Mortgage-backed securities:
       Available-for-sale, at fair value                                     21,647,228            18,577,927
       Held-to-maturity, at cost (fair value: March 31, 1999 -
       $150,625; December 31, 1998 - $172,340)                                  147,089               167,741
                                                                           ------------          ------------
           Total mortgage-backed securities                                  21,794,317            18,745,668
                                                                           ------------          ------------
   Non-marketable equity securities                                             501,100               501,100
                                                                           ------------          ------------
   Loans                                                                    259,539,608           247,608,314
   Less: Allowance for losses on loans                                        2,224,046             2,375,533
                                                                           ------------          ------------
   Net loans                                                                257,315,562           245,232,781
                                                                           ------------          ------------
   Loans held for sale                                                        1,891,470             1,910,966
   Real estate held for sale                                                  2,133,741             1,882,324
   Federal Home Loan Bank stock, at cost                                      1,801,100             1,801,100
   Office properties and equipment                                            8,603,425             8,729,971
   Accrued interest receivable                                                2,927,008             2,772,872
   Prepaid expenses and other assets                                          1,245,500             1,289,077
   Intangible assets                                                          5,481,157             5,587,678
                                                                           ------------          ------------
Total assets                                                               $412,793,306          $411,778,658
                                                                           ------------          ------------
                                                                           ------------          ------------

                                   (Continued)

                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                             March 31,           December 31,
                                                                              1999                   1998
                                                                           ------------          ------------
Liabilities and stockholders' equity Liabilities:
       Deposits
           Noninterest bearing                                             $ 20,334,210          $ 17,533,020
           Interest bearing                                                 326,450,583           329,269,826
       Short term borrowings                                                          -                     -
       Other borrowings                                                      22,900,000            22,900,000
       Advance payments by borrowers for taxes and insurance                  2,618,498             1,532,482
       Other liabilities                                                      1,662,088               866,721
                                                                           ------------          ------------
   Total liabilities                                                        373,965,379           372,102,049
                                                                           ------------          ------------

   Stockholders' equity
       Preferred stock, $.01 par value; authorized, 500,000
         shares; none outstanding                                                     -                     -
       Common stock, $.01 par value; authorized, 3,500,000
         shares; issued and outstanding: March 31, 1999 -
         1,331,348; December 31, 1998 - 1,367,358                                17,500                17,500
       Additional paid-in capital                                            16,037,958            16,070,157
       Retained income, substantially restricted                             31,461,359            31,183,528
       Less: Cost of treasury stock (418,652 shares at March 31,
        1999; 382,642 shares at December 31, 1998)                           (8,479,870)           (7,621,599)
       Unrealized losses on securities available-for-sale, net of
        related income taxes                                                     93,402               329,445
                                                                           ------------          ------------
       Total stockholders' equity before
         Employee Stock Ownership Plan loan
         and Bank Incentive Plan and Trust                                   39,130,349            39,979,031
                                                                           ------------          ------------
       Employee Stock Ownership Plan loan                                      (302,422)             (302,422)
                                                                           ------------          ------------
       Total stockholders' equity                                            38,827,927            39,676,609
                                                                           ------------          ------------
Total liabilities and stockholders' equity                                 $412,793,306          $411,778,658
                                                                           ------------          ------------
                                                                           ------------          ------------

See notes to consolidated financial statements (unaudited)

   CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                             Three Months Ended March 31,
                                                                             -------------------------------
                                                                                1999                 1998
                                                                             ----------            ----------
Interest income:
   Loans                                                                     $4,904,795            $5,099,853
   Mortgage-backed securities                                                   238,370               468,212
   Investment securities                                                      1,495,013             1,168,872
                                                                             ----------            ----------
       Total interest income                                                  6,638,178             6,736,937
                                                                             ----------            ----------
Interest expense:
   Deposits                                                                   3,584,688             3,497,979
   Borrowed funds                                                               299,915               355,244
                                                                             ----------            ----------
       Total interest expense                                                 3,884,603             3,853,223
                                                                             ----------            ----------
   Net interest income                                                        2,753,575             2,883,714

Provision for losses on loans                                                         -                     -
                                                                             ----------            ----------
   Net interest income after provision for losses on loans                    2,753,575             2,883,714
Other income:
   Net loss on sale of securities available-for-sale                                  -                     -
   Net gain on sales of real estate held for sale                                19,979                   203
   Net gain on sales of loans held for sale                                      11,351                34,619
   Fee income                                                                   544,761               417,061
   Insurance commissions                                                         13,782                33,727
   Other                                                                        195,812               113,858
                                                                             ----------            ----------
       Total other income                                                       785,685               599,468
                                                                             ----------            ----------
Other expenses:
   Compensation and benefits                                                  1,499,041             1,251,968
   Occupancy                                                                    264,835               190,509
   Furniture and equipment                                                      175,687               123,643
   Federal insurance premiums                                                    42,985                42,236
   Advertising                                                                   75,195                39,698
   Provision for losses on foreclosed assets                                     17,750                 2,538
   Data processing services                                                     117,586                87,004
   Telephone and postage                                                         85,701                81,842
   Amortization of intangible assets                                            106,521                94,521
   Other general and administrative                                             484,445               375,419
                                                                             ----------            ----------
       Total other expenses                                                   2,869,746             2,289,378
                                                                             ----------            ----------
   Income before income taxes                                                   669,514             1,193,804
Income taxes                                                                    227,642               401,128
                                                                             ----------            ----------
Net income                                                                   $  441,872            $  792,676
                                                                             ----------            ----------
                                                                             ----------            ----------
Net income                                                                   $  441,872            $  792,676
Other comprehensive income:
   Unrealized losses on available-for-sale
   securities, net of related income taxes                                     (236,043)              (29,596)
                                                                             ----------            ----------
Comprehensive income                                                         $  205,829            $  763,080
                                                                             ----------            ----------
                                                                             ----------            ----------

   Basic earnings per share                                                       $0.33                 $0.58
                                                                                  -----                 -----
                                                                                  -----                 -----
   Diluted earnings per share                                                     $0.31                 $0.54
                                                                                  -----                 -----
                                                                                  -----                 -----

See notes to consolidated financial statements (unaudited)

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                               Three Months Ended March 31,
                                                                            ---------------------------------
                                                                                 1999                  1998
                                                                            -----------          ------------
Cash flows from operating activities:
   Net income                                                               $   441,872          $    792,676
   Adjustments to reconcile net income to net
   cash provided by operating activities:
   Provision for losses on loans                                                      -                     -
   Provisions for losses on real estate held for sale                            17,750                     -
   Depreciation and amortization                                                326,470               226,843
   Amortization of investment premiums and discounts, net                        97,026                54,668
   Accretion of loan fees and discounts, net                                      5,430               (19,807)
   Deferred income tax provision (benefit)                                      100,107                     -
   Originations of loans held for sale                                       (3,251,074)          (15,357,397)
   Proceeds from sales of loans                                               3,281,921            13,731,525
   (Increase) decrease in interest receivable                                  (154,136)              149,686
   Increase (decrease) in interest payable on deposits                           14,152               (28,120)
   Net gain on sales of loans                                                   (11,351)              (34,619)
   Net gain on sales of real estate held for sale                               (19,979)                 (203)
   Other, net                                                                   863,520               879,317
                                                                            -----------          ------------
   Net cash from operating activities                                         1,711,708               394,569
                                                                            -----------          ------------

Cash flows from investing activities
Investment securities
     Available-for sale:
         Purchases                                                           (5,001,882)           (8,574,630)
         Proceeds from calls and maturities                                   6,000,000             8,000,000
     Held-to-maturity:
         Purchases                                                                    -            (1,025,000)
Mortgage-backed securities:
     Available-for-sale:
         Purchases                                                           (5,650,382)           (1,997,500)
         Proceeds from maturities and pay downs                               2,569,833             1,770,385
     Held-to-maturity:
         Proceeds from maturities and pay downs                                  20,652                 8,736
     Purchases of certificates of deposit                                             -              (765,692)
     Proceeds from maturities of certificates of deposit                              -             2,028,846
     Proceeds from sales of real estate                                         243,324                     -
     Deferred loan fees and costs, net                                           (2,686)                9,021
     Loans originated                                                       (35,929,910)          (19,200,771)
     Loans purchased                                                         (1,366,276)             (300,000)
     Principal collected on loans                                            25,087,948            26,065,159
     Purchases of office properties and equipment, net                         (120,179)             (689,758)
     Payment of acquisition costs                                                     -            (8,054,109)
     Payments of improvements on real estate                                   (357,018)                    -
                                                                            -----------          ------------
Net cash from investing activities                                          (14,506,576)           (2,725,313)

See notes to consolidated financial statements (unaudited).

                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                                Three Months Ended March 31,
                                                                             ---------------------------------
                                                                                 1999                  1998
                                                                              ----------          ------------
Cash flows from financing activities
     Net increase in non-certificate
       of deposit accounts                                                    $ 1,996,790         $ 2,289,593
     Net decrease in certificate of deposit accounts                           (2,028,995)           (947,619)
     Net increase in advance payments by
       borrowers for taxes and insurance                                        1,096,927           1,175,764
     Repayments of short-term borrowings                                                -          (8,220,000)
     Proceeds from other borrowings                                                     -           8,000,000
     Proceeds from exercise of stock options                                       92,289             113,451
     Dividends paid                                                              (164,041)           (165,358)
     Purchase of treasury stock                                                  (982,759)                  -
                                                                              -----------         -----------
     Net cash from financing activities                                            10,211           2,245,831
                                                                              -----------         -----------
Decrease in cash and cash equivalents                                         (12,784,657)            (84,913)
Cash and cash equivalents:
     Beginning of year                                                         46,990,638          22,825,892
     Cash acquired with Coal City National Bank                                         -          21,745,008
                                                                              -----------         -----------
     End of year                                                              $34,205,981         $44,485,987
                                                                              -----------         -----------
                                                                              -----------         -----------
Supplemental disclosures of cash flow information Cash paid
  during the year for:
     Interest on deposits                                                      $3,584,700          $3,469,900
                                                                               ----------          ----------
                                                                               ----------          ----------
     Interest on borrowed funds                                                  $300,600            $372,800
                                                                                 --------            --------
                                                                                 --------            --------
     Income taxes                                                                       -                   -
                                                                                 --------            --------
                                                                                 --------            --------
Supplemental disclosures of non-cash investing activities:
 Real estate acquired through foreclosure                                        $122,713            $124,520
                                                                                 --------            --------
                                                                                 --------            --------
Increase (decrease) in unrealized gains (losses) on
 securities available-for-sale                                                  ($357,642)           ($44,843)
                                                                                ---------            --------
                                                                                ---------            --------
Increase (decrease) in deferred taxes attributable to the
 unrealized gains (losses) on securities available-for-sale                      $121,598             $15,247
                                                                                 --------             -------
                                                                                 --------             -------

Acquisition of Coal City National Bank
     Cash paid                                                                                    ($8,084,596)
 Assets acquired:
     Cash                                                                                          21,745,008
     Investments                                                                                   15,538,921
     Loans                                                                                         17,560,127
     Accrued interest receivable                                                                      307,474
     Premises and equipment                                                                           696,288
     Other assets                                                                                     122,646
 Liabilities assumed:
     Non-certificates of deposit                                                                  (28,996,351)
     Certificates of deposit                                                                      (22,691,676)
     Accrued interest payable                                                                        (176,247)
     Other liabilities                                                                               (459,339)
     Equity                                                                                        (3,646,851)
                                                                                                 ------------
                                                                                                 $ (8,084,596)
                                                                                                 ------------
                                                                                                 ------------

See notes to consolidated financial statements (unaudited).

                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 1999

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The statement of condition at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report for Kankakee Bancorp, Inc. (the "Company") on Form 10-K for the year ended December 31, 1998.

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

Note 3 - Accounting for Certain Investments in Debt and Equity Securities

     At March 31, 1999, stockholders' equity includes $93,402, which represents the amount by which the market value of the available-for-sale securities and the available-for-sale mortgage-backed securities exceeded the book value, net of an income tax provision of $51,525. An increase in market interest rates during the three months ended March 31, 1999 resulted in a $236,043 decrease in the market value, net of income tax effect, of the available-for-sale securities and the available-for-sale mortgage-backed securities during the three months. At the end of 1998, the market value of the available-for-sale securities portfolio exceeded the book value by $329,445, net of income tax benefit.

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

FINANCIAL CONDITION

     Total assets of the Company increased by $1.0 million, or 0.2%, to $412.8 million at March 31, 1999 from $411.8 million at December 31, 1998.

     Cash and cash equivalents decreased by $12.8 million, or 27.2%, from $47.0 million at December 31, 1998 to $34.2 million at March 31, 1999. The decrease was primarily attributable to the use of cash equivalent assets in the funding of loans and the purchase of mortgage-backed securities during the quarter.

     During the three-month period ended March 31, 1999, net loans receivable increased by $12.1 million, or 4.9%, from $245.2 million to $257.3 million. This was primarily the result of the origination (or purchase) of $24.6 million of real estate loans and the origination (or purchase) of $12.6 million of consumer and commercial business loans, offset by loan repayments which totaled $25.1 million.

     Loans held for sale were $1.9 million at March 31, 1999, which was approximately the same as they had been at December 31, 1998. During the quarter ended March 31, 1999, $3.3 million of loans were originated, which originations were offset by the sale of $3.3 million of such loans.

     Securities available-for-sale decreased by $1.4 million, or 1.9%, to $74.5 million at March 31, 1998 from $75.9 million at December 31, 1998 as the result of the maturity of $6.0 million of securities, which was partially offset by the purchase of $5.0 million of securities and by the net change in market value adjustment.

     Mortgage-backed securities available-for-sale increased by $3.1 million, or 16.5%, to $21.7 million at March 31, 1999 from $18.6 million at December 31, 1998. The increase resulted from purchases of $5.7 million of securities, which was partially offset by the maturity of $2.6 million of securities and the change in market value adjustment.

     Deposits remained at $346.8 million as of March 31, 1999. During the quarter there was a $2.0 million increase in passbook, NOW and money market accounts which was offset by a $2.0 million decrease in certificate of deposit accounts.

     Total borrowings remained at $22.9 million at March 31, 1999. Borrowings consisted entirely of advances from the Federal Home Loan Bank of Chicago (the "FHLB").

     Real estate held for sale increased by $251,000, or 13.4%, to $2.1 million at March 31, 1999, from $1.9 million at December 31, 1998. The increase was the result of the transfer of one single family property from loans to real estate held for sale during the three-month period and additional expenditures in the commercial building in Champaign, Illinois, which is discussed below. These increases were partially offset by the disposal of three single family properties and an increase in loss reserves. Included in real estate held for sale is a commercial building in Champaign, Illinois, which was deeded to the Company in 1997. The property is fully rented to a retail operation and a local community college on multi-year leases. Negotiations are continuing on the sale of the commercial building. Management does not anticipate any material loss on these transactions.

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

     The Company has not entered into derivative financial instruments including futures, forwards, interest rate risk swaps, option contracts, or other financial instruments with similar characteristics. However, the Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers such as commitments to extend credit and letters of credit.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOSSES ON LOANS

     The Company's non-performing assets increased to 0.87% of total assets at March 31, 1999 from 0.82% of total assets at December 31, 1998. Non-performing assets increased to $3.6 million at March 31, 1999 compared to $3.4 million at December 31, 1998. During the three-month period ended March 31, 1999, non-performing one-to-four family loans, non-performing construction and development loans and non-performing consumer loans increased by $126,000, $42,000 and $52,000, respectively. These increases were partially offset by decreases of $85,000 and $131,000 in non-performing commercial real estate loans and non-performing commercial business loans, respectively. In addition, foreclosed assets increased by $244,000. The ratio of the allowance for losses on loans to non-performing loans decreased to 149.8% as of March 31, 1999 as compared to 160.4% as of December 31, 1998. The decrease in this ratio, which excludes foreclosed assets and restructured troubled debt, was primarily the result of a decrease of $152,000 in the allowance for losses on loans, which resulted from net charge-offs.

     The Company classified $2.7 million of its assets as Special Mention, $4.3 million as Substandard and $63,000 as Loss as of March 31, 1999. No assets were classified as Doubtful at March 31, 1999. This represents a decrease of $10,000 in the Special Mention category and a net increase of $128,000 in the other categories from the December 31, 1998 totals for classified assets. The ratio of classified assets to total assets (including items classified as Special Mention) was 1.72% as of March 31, 1999 as compared to 1.70% as of December 31, 1998. The ratio of the allowance for losses on loans to classified assets decreased to 31.3% as of March 31, 1999 as compared to 34.0% as of December 31, 1998.

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

BANK ACQUISITION AND OTHER 1998 DEVELOPMENTS

     The operating impact of a number of activities and events undertaken during calendar 1998 is fully reflected in the results for the three-month period ended March 31, 1999. However, due to their timing, they may have had a lesser impact or no impact on the results for the comparable 1998 period.

     On January 29, 1998, the Company completed the acquisition of Coal City National Bank ("CCNB") from Coal City Corporation, a multi-bank holding company headquartered in Chicago, Illinois. CCNB was based in Coal City, Illinois, which is 30 miles northwest of Kankakee, and also had offices in nearby Braidwood and Diamond, Illinois. All three offices of CCNB became offices of the Bank upon completion of the merger, and their operating results have been included with those of the Bank since January 29, 1998. The transaction was accounted for as a purchase and intangible assets of approximately $3.8 million were recorded as a result of this purchase.

     In addition to the purchase of CCNB, three new branch offices of the Bank were opened during 1998. A branch in a grocery store in Coal City, Illinois, and a stand-alone branch in Urbana, Illinois, opened for business in June. A branch in a superstore in Bradley, Illinois, opened for business in November. The Company also completed construction of a new building to replace its Herscher, Illinois, branch. The new building was occupied and opened for business in August.

     During the second quarter of 1998, the Company's item processing was converted to an in-house operation. Additionally, during the second quarter the Company completed the data processing conversion of the deposit and loan accounts acquired with the acquisition of CCNB.

     In February 1998, the Bank received regulatory approval to begin offering trust services. Although granted full trust powers, the Bank has initially focused on personal trust services and limited employee plan services. It is anticipated that the trust operations will generate operating losses during the year ending December 31, 1999, and are not projected to break even or produce a small profit until the year 2000.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     Net income for the three-month period ended March 31, 1999 was $442,000 compared to $793,000 for the same period in 1998. This represented a $351,000 decrease in net income for the 1999 period. The decrease in net income resulted from a decrease of $130,000 in net interest income and from a $580,000 increase in general and administrative expenses, due primarily to expenses relating to the expansion of the organization. These items were partially offset by an increase of $186,000 in other income.

     Net interest income decreased $130,000, or 4.5%, during the three-month period ended March 31, 1999, compared to the three-month period ended March 31, 1998.

     The table presented on page 16 ("Table I"), sets forth an analysis of the Company's net interest income for the three-month periods ended March 31, 1999 and 1998.

     As Table I indicates, interest income decreased $99,000, or 1.5%, to $6.6 million for the three-month period ended March 31, 1999 from $6.7 million for the same period in 1998. The decrease in interest income was the result of a decrease in the yield earned on interest-earning assets to 7.09% during the 1999 period from 7.50% during the 1998 period. This was partially offset by an increase in the average balance of interest-earning assets to $379.8 million during the 1999 period from $364.5 million during the 1998 period. The increase in the average balance of interest-earning assets was primarily due to increases in balances of loans and investment securities during the period, which were partially offset by decreases in balances of mortgage-backed securities and other interest-earning assets. The decrease in the yield earned on interest-earning assets was the result of declining market interest rates during 1998, which resulted in a high level of loan refinancing.

     Interest expense increased $31,000, or 0.8%, but remained at approximately $3.9 million for the three-month period ended March 31, 1999 compared to the same period in 1998. The increase in interest expense was the result of an increase in the average outstanding balance of interest-bearing liabilities to $369.6 million during the 1999 period from $344.6 million during the 1998 period. This increase was partially offset by a decrease in the average yield on interest-bearing liabilities to 4.26% during the 1999 period from 4.53% during the 1998 period. The increase in average interest-bearing liabilities resulted primarily from deposit growth. The decrease in the average yield on interest-bearing liabilities resulted from lower market interest rates.

     No provision for losses on loans was deemed necessary during either the first quarter of 1999, or the first quarter of 1998, based on management's review of the adequacy of the allowance for losses on loans. This was primarily the result of the acquisition of $398,000 in allowance for losses on loans as part of the purchase of CCNB in January, 1998.

     Other income for the three-month period ended March 31, 1999 increased $186,000, or 31.1%, to $786,000 compared to $600,000 for the same period in 1998. The increase was attributable to increases of $128,000 in fee income, $81,000 in other income and $20,000 in gain on sale of real estate held for sale. These increases were partially offset by decreases of $23,000 in gain on the sale of loans held for sale and $20,000 in insurance commissions. The increase in fee income was the result of an ongoing review of the Company's fee structure and growth in transaction accounts. The decrease in gain on the sale of loans held for sale was the result of a smaller volume of origination and sales of such loans compared to the year earlier period, during which there was a high volume of refinancings.

     Other expenses for the three-month period ended March 31, 1999 increased $580,000 or 25.4%, to $2.4 million from $2.3 million during the 1998 period. The increase was primarily attributable to expenses associated with the ongoing operation of fifteen (15) offices during the 1989 period compared to twelve (12) during the same period in 1998. The three additional offices were start-ups and will contribute more to expense than to income until a sufficient customer base is developed at each of the locations. There were increases in all categories of other expenses, including increases of $247,000 (19.7%) in compensation and benefits, $109,000 (29.0%) in amortization of intangible assets. $74,000 (39.0%) in occupancy costs, $52,000 (42.1%) in furniture and equipment expense, $35,000 (89.4%) in advertising expense and $31,000 (35.2%) in data processing expenses.

     Federal income taxes decreased $173,000 to $278,000 for the three-month period ended March 31, 1999, compared to $401,000 for the same period in 1998. The primary reason for this decrease was the decrease in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a certain level of cash and other liquid assets to fund normal volumes of loan commitments, deposit withdrawals and other obligations. The Office of Thrift Supervision (the "OTS") regulations currently require each savings association to maintain, for each calendar quarter, an average daily balance of liquid assets (including cash and cash equivalent investments) equal to at least 4% of its liquidity base as of the end of the preceding calendar quarter or the average daily balance of its liquidity base during the preceding calendar quarter. The liquidity base consists of net withdrawable accounts plus borrowings repayable in 12 months or less. At March 31, 1999, the Company's liquidity ratio was 25.4%, which was well in excess of the minimum regulatory requirement.

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

     The capital regulations also currently require core capital equal to at least 3.0% of adjusted total assets (as defined by regulation). Under the prompt corrective action regulations, however, an institution with a ratio of core capital to adjusted total assets of 3.0% will be deemed to be "adequately capitalized" only if the institution also has a composite rating of "1" under the Uniform Financial Institutions Rating System ("UFIRS"). All other institutions must maintain a minimum ratio of core capital to adjusted total assets of 4.0% in order to be deemed to be "adequately capitalized", and an institution, regardless of its UFIRS rating, will be deemed to be "well capitalized" only if it maintains a ratio of core capital to adjusted total assets of at least 5.0%. If an institution fails to remain at least "adequately capitalized", the OTS may impose one or more of a variety of sanctions on the institution to address its undercapitalized condition, including, without limitation, requiring the submission of a capital plan, restricting growth and restricting the payment of capital distributions (such as dividends). Core capital generally consists of tangible capital plus specified amounts of certain intangible assets.

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

     As of March 31, 1999, the Bank exceeded all current minimum regulatory capital standards and was deemed to be "well capitalized" for purposes of the OTS's prompt corrective action regulations. At March 31, 1999, the Bank's tangible capital was $28.6 million, or 7.1%, of adjusted total assets, which exceeded the 1.5% requirement by $22.6 million and exceeded the 2.0% "critically undercapitalized" threshold by $20.5 million. In addition, at March 31, 1999, the Bank had core capital of $28.6 million, or 7.1%, of adjusted total assets, which exceeded the 4.0% requirement by $12.5 million and exceeded the 5.0% "well capitalized" threshold by $8.4 million. The Bank had risk- based capital of $30.7 million at March 31, 1999, or 13.4%, of risk-adjusted assets, which exceeded the minimum risk-based capital requirement by $12.3 million and exceeded the 10.0% "well capitalized" threshold by $7.7 million. Additionally, the Bank's $28.6 million of core capital equaled 12.4% of total risk-weighted assets, which exceeded the 6.0% "well capitalized" threshold by $14.8 million.

STOCK REPURCHASE

     On January 12, 1999, the Company's Board of Directors authorized the repurchase through January 31, 2000, of up to 136,000 shares of its common stock. During the three-month period ending March 31, 1999, 42,260 shares of common stock were repurchased at a cost of $983,000. Through March 31, 1999, a total of 465,267 shares of common stock of the Company had been purchased under the current and previous repurchase programs at a total cost of $9.3 million. As of March 31, 1999, the Company held 418,652 shares of its common stock as treasury stock. During the period from March 31, 1999 through May 7, 1999, the Company repurchased 280 shares of common stock at a cost of $7,000.

EXERCISE OF STOCK OPTIONS

     During the first quarter of 1999, options on 6,250 shares of common stock were exercised. Between March 31, 1999 and May 7, 1999, options on 1,600 shares of common stock were exercised. No other notice was received from holders of options of their intent to exercise options during that period.

DIVIDENDS

     In January, 1995, the Company began a regular quarterly dividend program and declared the first cash dividend since becoming a public company. During 1995 and 1996, cash dividends of $.10 per share were paid each quarter. During 1997, 1998 and for the first quarter of 1999, cash dividends of $.12 per share were paid each quarter. On April 13, 1999, a cash dividend of $.12 per share was declared payable on May 28, 1999 to stockholders of record as of May 13, 1999. Future dividends will depend primarily upon earnings, financial condition and need for funds, as well as restrictions imposed by regulatory authorities regarding dividend payments and capital requirements.

YEAR 2000 PLANNING AND CONCERNS

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

None of the Company's software has been internally developed. The Company has developed a comprehensive list of all software, all hardware and all service providers used by the Company. Every vendor has been contacted regarding the Year 2000 issue, and the Company continues to closely track the progress each vendor is making in resolving the problems associated with the issue. The vendor of the primary software in use at the Company released its Year 2000 compliant software in July 1998. Testing standards were formulated and comprehensive testing was begun. At March 1999, the testing was complete, with no defects reported to the software vendors. The Company is in the process of testing a second time as part of the Company's comprehensive testing strategy. In addition, the Company plans a third complete test of software in the third quarter of 1999. The Company actively takes part in a peer users group to aid the testing process. Users of the primary software talk monthly discussing Year 2000 issues and results. In addition, the Company continues to monitor all other major vendors of services to the Company for Year 2000 issues in order to avoid shortages of supplies and services in the coming months. The company has not had any material delay regarding its information systems projects as a result of the Year 2000 project.

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

     There are four third party utilities with which the Company has a critical, though not material relationship, i.e. Ameritech and MCI (phone service), ComEd (electricity) and NICOR (natural gas for heating). The Company has not identified any practical, long-term alternatives to relying on these companies for basic utility services. The Company's main office disaster plan has included a generator for short term power outages and will be used to keep the main office running in case of power outages caused by Year 2000 issues.

     The Company also has tested such things as vault doors, alarm systems, networks, etc., and is not aware of any significant problems with such systems.

     The Company's cumulative costs of the Year 2000 project through the first quarter of 1999 have been $78,000. After capitalization of purchased software and hardware, this represents 3.0% of the annual information systems budget. The estimated total cost of the Year 2000 project is $100,000. This includes costs to upgrade equipment specifically for the purpose of Year 2000 compliance and certain administrative expenditures. After capitalization of purchased software and hardware, this represents 5.5% of the annual information systems budget. At the present time, no situations have been identified that will require material cost expenditures to become compliant or that will cause the Company to be non-compliant. However, the Year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

     It is not possible at this time to quantify the estimated future costs due to possible business disruption caused by vendors, suppliers, customers, or even the possible loss of electric power or phone service; however, such costs could be substantial.

     The Company is committed to a plan for achieving compliance, focusing not only on its own data processing systems, but also on its loan customers. The management committee has taken steps to educate and assist its customers with identifying their Year 2000 compliance problems. In addition, the management committee has proposed policy and procedure changes to help identify potential risks to the Company and to gain an understanding of how customers are managing the risks associated with the Year 2000. The Company is assessing the impact, if any, the Year 2000 will have on its credit risk, loan underwriting and cash needs. In connection with potential credit risk related to the Year 2000 issue, the Company has contacted its large commercial loan customers regarding their level of preparedness for the Year 2000. The Company has also contacted large commercial depositors to determine their potential cash needs over year end 1999.

     The Company has developed contingency plans for various Year 2000 problems and continues to revise those plans based on testing results, vendor notifications, and regulatory changes.

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

                                                                        TABLE I
                                                       NET INTEREST INCOME ANALYSIS (UNAUDITED)
                                                         KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                               Three Months Ended March 31,
                                        ---------------------------------------------------------------------------
                                                        1999                                  1998
                                        ----------------------------------    -------------------------------------
                                          Average                               Average
                                        Outstanding   Interest    Yield/      Outstanding   Interest      Yield/
                                          Balance    Earned/Paid   Rate         Balance    Earned/Paid     Rate
                                        ----------------------------------    -------------------------------------
                                                                  (Dollars in Thousands)
Interest-earning assets:
   Loans receivable (1)                   $252,841     $4,905      7.87%       $250,410        $5,100        8.26%
   Mortgage-backed securities               18,754        238      5.15%         28,700           468        6.61%
   Investments securities (2)               75,868      1,121      5.99%         50,042           839        6.80%
   Other interest-earning assets            30,522        346      4.60%         33,469           300        3.64%
   FHLB stock                                1,801         28      6.31%          1,856            30        6.56%
                                        ----------   --------                 ---------      --------
Total interest-earning assets              379,786      6,638      7.09%        364,477         6,737        7.50%
                                         ---------   --------                 ---------      --------
Other assets                                32,286                               21,766
                                         ---------                            ---------
Total assets                              $412,072                             $386,243
                                         ---------                            ---------
                                         ---------                            ---------
Interest-bearing liabilities:
   Certificate accounts                   $210,151      2,802      5.41%          $196,457         2,714        5.60%
   Savings deposits                         61,137        365      2.42%            56,922           374        2.66%
   Demand and NOW deposits                  75,371        417      2.24%            65,823           410        2.53%
   Borrowings                               22,900        300      5.31%            25,385           355        5.67%
                                        ----------   --------                   ----------      --------
Total interest-bearing liabilities         369,559      3,884      4.26%           344,587         3,853        4.53%
                                        ----------   --------                   ----------      --------
Other liabilities                            3,096                                   3,424
                                        ----------                              ----------
Total liabilities                          372,655                                 348,011
                                        ----------                              ----------
Stockholders' equity                        39,417                                  38,232
                                        ----------                              ----------
Total liabilities and
  stockholders' equity                    $412,072                                $386,243
                                        ----------                              ----------
                                        ----------                              ----------
Net interest income                                    $2,754                                     $2,884
                                                     --------                                   --------
                                                     --------                                   --------
Net interest rate spread                                           2.83%                                        2.97%
                                                                  -----                                        -----
                                                                  -----                                        -----
Net earning assets                         $10,227                                 $19,890
                                        ----------                              ----------
                                        ----------                              ----------
Net yield on average interest-
 earning assets (net interest
 margin)                                                           2.94%                                        3.21%
                                                                  -----                                        -----
                                                                  -----                                        -----
Average interest-earning assets to
 average interest-bearing liabilities                  102.77%                                    105.77%
                                                     --------                                   --------
                                                     --------                                   --------

(1) Calculated including loans held for sale, and net of deferred loan fees, loan discounts, loans in process and the allowance for losses on loans.
(2)  Calculated including investment securities available-for-sale.
(3) Calculated including investment securities available-for-sale and certificates of deposit.

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

           Reports on Form 8-K - On March 5, 1999, the Company filed a Report on Form 8-K reporting that the Company had issued a press release on March 4, 1999, which announced that its 1999 Annual Meeting of Stockholders would be held on Friday, April 23, 1999.

                             KANKAKEE BANCORP, INC.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                KANKAKEE BANCORP, INC.
                                                Registrant



Date:       May 7, 1999                         /s/ MICHAEL A. STANFA
       ---------------------                    --------------------------------
                                                Executive Vice President



Date:       May 7, 1999                         /s/ RONALD J. WALTERS
       ---------------------                    --------------------------------
                                                Vice President and Treasurer
                                                (Principal Financial
                                                and Accounting Officer)