Form 10-Q
period 1999-06-30
KANKAKEE BANCORP INC
filed 1999-08-06
CIK 891523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              ---------------------

                                    FORM 10-Q

(MARK ONE)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1999.

                                       or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From __________ to __________.

Commission File Number 1-13676
                       -------

                             KANKAKEE BANCORP, INC.
        ----------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

DELAWARE                                                     36-3846489
------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation             (I.R.S. Employer
 or Organization)                                       Identification Number)

310 SOUTH SCHUYLER AVENUE, KANKAKEE, ILLINOIS                       60901
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

                                    Yes   X  No
                                        ----    ----

As of August 6, 1999, there were 1,328,613 issued and outstanding shares of the Issuer's Common Stock (exclusive of 421,387 shares of the Issuer's Common Stock held as treasury stock).

                             KANKAKEE BANCORP, INC.

                                      INDEX
                                      -----

                                                                                                                 Page
                                                                                                                Number
Part I. FINANCIAL INFORMATION

        Item 1.     Consolidated Financial
                    Statements (Unaudited)

                    Statements of Financial Condition,
                    June 30, 1999 and December 31, 1998                                                           1 - 2

                    Statements of Income and Comprehensive Income,
                    Three Months Ended June 30, 1999 and 1998                                                         3

                    Statements of Income and Comprehensive Income,
                    Six Months Ended June 30, 1999 and 1998                                                           4

                    Statements of Cash Flows, Six Months
                    Ended June 30, 1999 and 1998                                                                  5 - 6

                    Notes to Financial Statements                                                                     7

        Item 2.     Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                                                                8 - 20

        Item 3.     Quantitative and Qualitative Disclosure
                    About Market Risk                                                                                 9

Part II.            OTHER INFORMATION                                                                                21

        Item 1.     Legal Proceedings                                                                                21

        Item 2.     Changes in Securities                                                                            21

        Item 3.     Defaults Upon Senior Securities                                                                  21

        Item 4.     Submission of Matters to a Vote of Security Holders                                              21

        Item 5.     Other Information                                                                                21

        Item 6.     Exhibits and Reports on Form 8-K                                                                 21

        SIGNATURES                                                                                                   22


            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                        KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                             June 30,            December 31,
                                                                               1999                  1998
                                                                           ------------         -------------
Assets
   Cash and due from banks                                                 $ 11,203,323         $  15,154,733
   Federal funds sold                                                         8,900,000            18,525,000
   Money market funds                                                         9,769,828            13,310,905
                                                                           ------------         -------------
   Cash and cash equivalents                                                 29,873,151            46,990,638
                                                                           ------------         -------------
   Certificates of deposit                                                       50,000                50,000
                                                                           ------------         -------------
   Securities:
   Investment securities:
       Available-for-sale, at fair value                                     67,834,926            75,942,836
       Held-to-maturity, at cost (fair value: June 30, 1999 -
       $319,760; December 31, 1998 - $345,318)                                  338,024               341,647
                                                                           ------------         -------------
           Total investment securities                                       68,172,950            76,284,483
                                                                           ------------         -------------
   Mortgage-backed securities:
       Available-for-sale, at fair value                                     19,380,039            18,577,927
       Held-to-maturity, at cost (fair value: June 30, 1999 -
       $140,702; December 31, 1998 - $172,340)                                  137,776               167,741
                                                                           ------------         -------------
           Total mortgage-backed securities                                  19,517,815            18,745,668
                                                                           ------------         -------------
   Non-marketable equity securities                                             501,100               501,100
                                                                           ------------         -------------
   Loans                                                                    266,072,726           247,608,314
   Less: Allowance for losses on loans                                        2,195,500             2,375,533
                                                                           ------------         -------------
   Net loans                                                                263,877,226           245,232,781
                                                                           ------------         -------------
   Loans held for sale                                                        1,567,844             1,910,966
   Real estate held for sale                                                  2,016,410             1,882,324
   Federal Home Loan Bank stock, at cost                                      1,811,400             1,801,100
   Office properties and equipment                                            8,913,664             8,729,971
   Accrued interest receivable                                                2,752,681             2,772,872
   Prepaid expenses and other assets                                          1,649,099             1,289,077
   Intangible assets                                                          5,385,869             5,587,678
                                                                           ------------         -------------
Total assets                                                               $406,089,209          $411,778,658
                                                                           ------------         -------------
                                                                           ------------         -------------

                                                                                                   (Continued)

                         KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                             June 30,            December 31,
                                                                               1999                  1998
                                                                           ------------         -------------
Liabilities and stockholders' equity
  Liabilities:
       Deposits
           Noninterest bearing                                             $ 20,238,269          $ 17,533,020
           Interest bearing                                                 321,817,420           329,269,826
       Short term borrowings                                                          -                     -
       Other borrowings                                                      22,900,000            22,900,000
       Advance payments by borrowers for taxes and insurance                  1,812,495             1,532,482
       Other liabilities                                                        637,431               866,721
                                                                           ------------          ------------
   Total liabilities                                                        367,405,615           372,102,049
                                                                           ------------          ------------

   Stockholders' equity
       Preferred stock, $.01 par value; authorized, 500,000
         shares; none outstanding                                                     -                     -
       Common stock, $.01 par value; authorized, 3,500,000
         shares; issued and outstanding: June 30, 1999 -
         1,332,138; December 31, 1998 - 1,367,358                                17,500                17,500
       Additional paid-in capital                                            16,040,404            16,070,157
       Retained income, substantially restricted                             31,740,235            31,183,528
       Less: Cost of treasury stock (417,862 shares at June 30,
        1999; 382,642 shares at December 31, 1998)                           (8,468,506)           (7,621,599)
       Unrealized gains (losses) on securities available-for-sale,
        net of related income taxes                                            (419,223)              329,445
                                                                           ------------          ------------

       Total stockholders' equity before Employee Stock
         Ownership Plan loan and Bank Incentive Plan and Trust               38,910,410            39,979,031
       Employee Stock Ownership Plan loan                                      (226,816)             (302,422)
                                                                           ------------          -------------
       Total stockholders' equity                                            38,683,594            39,676,609
                                                                           ------------          -------------
Total liabilities and stockholders' equity                                 $406,089,209          $411,778,658
                                                                           ------------          -------------
                                                                           ------------          -------------

See notes to consolidated financial statements (unaudited)

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                            KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                                THREE MONTHS ENDED JUNE 30,
                                                                             ----------            ----------
                                                                                1999                  1998
                                                                             ----------            ----------
Interest income:
   Loans                                                                     $5,091,316            $5,186,500
   Mortgage-backed securities                                                   291,181               433,718
   Investment securities                                                      1,370,208             1,413,811
                                                                             ----------            ----------
       Total interest income                                                  6,752,705             7,034,029
                                                                             ----------            ----------
Interest expense:
   Deposits                                                                   3,536,707             3,737,526
   Borrowed funds                                                               300,849               313,065
                                                                             ----------            ----------
       Total interest expense                                                 3,837,556             4,050,591
                                                                             ----------            ----------
   Net interest income                                                        2,915,149             2,983,438

Provision for losses on loans                                                         -                     -
                                                                             ----------            ----------
   Net interest income after provision for losses on loans                    2,915,149             2,983,438
Other income:
   Net gain on sale of securities available-for-sale                              1,094                     -
   Net gain on sales of real estate held for sale                                 1,599                16,482
   Net gain on sales of loans held for sale                                      12,560                60,045
   Fee income                                                                   449,771               449,911
   Insurance commissions                                                         17,695                10,018
   Other                                                                        148,566               106,430
                                                                             ----------            ----------
       Total other income                                                       631,285               642,886
                                                                             ----------            ----------
Other expenses:
   Compensation and benefits                                                  1,537,410             1,415,539
   Occupancy                                                                    262,033               260,993
   Furniture and equipment                                                      178,760               138,379
   Federal insurance premiums                                                    42,044                42,878
   Advertising                                                                  102,748               136,806
   Provision for losses on foreclosed assets                                     11,500                 6,754
   Data processing services                                                      87,258                95,607
   Telephone and postage                                                         78,937                84,220
   Amortization of intangible assets                                             95,288               102,320
   Other general and administrative                                             507,551               437,494
                                                                             ----------            ----------
       Total other expenses                                                   2,903,529             2,720,990
                                                                             ----------            ----------
   Income before income taxes                                                   642,905               905,334
Income taxes                                                                    204,108               303,052
                                                                             ----------            ----------
Net income                                                                   $  438,797             $ 602,282
                                                                             ----------            ----------
                                                                             ----------            ----------
Net income                                                                   $  438,797             $ 602,282
Other comprehensive income:
   Unrealized gains (losses) on available-for-sale
   securities, net of related income taxes                                     (512,625)              149,872
                                                                             ----------            ----------
Comprehensive income                                                           $(73,828)             $752,154
                                                                             ----------            ----------
                                                                             ----------            ----------

   Basic earnings per share                                                       $0.33                 $0.44
                                                                                  -----                 -----
                                                                                  -----                 -----
   Diluted earnings per share                                                     $0.31                 $0.41
                                                                                  -----                 -----
                                                                                  -----                 -----


See notes to consolidated financial statements (unaudited)

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                           KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                             -------------------------------
                                                                                 1999               1998
                                                                              ----------         -----------
Interest income:
   Loans                                                                      $9,996,111         $10,286,353
   Mortgage-backed securities                                                    529,551             901,930
   Investment securities                                                       2,865,221           2,582,683
                                                                              ----------         -----------
       Total interest income                                                  13,390,883          13,770,966
                                                                              ----------         -----------
Interest expense:
   Deposits                                                                    7,121,395           7,235,505
   Borrowed funds                                                                600,764             668,309
                                                                              ----------         -----------
       Total interest expense                                                  7,722,159           7,903,814
                                                                              ----------         -----------
   Net interest income                                                         5,668,724           5,867,152

Provision for losses on loans                                                          -                  -
                                                                              ----------         -----------
   Net interest income after provision for losses on loans                     5,668,724           5,867,152
Other income:
   Net gain on sale of securities available-for-sale                               1,094                   -
   Net gain on sales of real estate held for sale                                 21,578              16,685
   Net gain on sales of loans held for sale                                       23,911              94,664
   Fee income                                                                    994,532             866,972
   Insurance commissions                                                          31,477              43,745
   Other                                                                         344,378             220,288
                                                                              ----------         -----------
       Total other income                                                      1,416,970           1,242,354
                                                                              ----------         -----------
Other expenses:
   Compensation and benefits                                                   3,036,451           2,667,507
   Occupancy                                                                     526,868             451,502
   Furniture and equipment                                                       354,447             262,022
   Federal insurance premiums                                                     85,029              85,114
   Advertising                                                                   177,943             176,504
   Provision for losses on foreclosed assets                                      29,250               9,292
   Data processing services                                                      204,844             182,611
   Telephone and postage                                                         164,638             166,062
   Amortization of intangible assets                                             201,809             196,841
   Other general and administrative                                              991,996             812,913
                                                                              ----------         -----------
       Total other expenses                                                    5,773,275           5,010,368
                                                                              ----------         -----------
   Income before income taxes                                                  1,312,419           2,099,138
Income taxes                                                                     431,750             704,180
                                                                              ----------         -----------
Net income                                                                      $880,669          $1,394,958
                                                                              ----------         -----------
                                                                              ----------         -----------
Net income                                                                      $880,669          $1,394,958
Other comprehensive income:
   Unrealized gains (losses) on available-for-sale
   securities, net of related income taxes                                      (748,668)            120,276
                                                                              ----------         -----------
Comprehensive income                                                            $132,001          $1,515,234
                                                                              ----------         -----------
                                                                              ----------         -----------

   Basic earnings per share                                                        $0.66               $1.01
                                                                                   -----               -----
                                                                                   -----               -----
   Diluted earnings per share                                                      $0.62               $0.95
                                                                                   -----               -----
                                                                                   -----               -----


See notes to consolidated financial statements (unaudited)

                                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                       KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                              -------------------------------
                                                                                1999                  1998
                                                                              ---------           -----------
Cash flows from operating activities:
   Net income                                                                 $ 880,669           $ 1,394,958
   Adjustments to reconcile net income to net
   cash provided by operating activities:
   Provision for losses on loans                                                      -                     -
   Provision for losses on real estate held for sale                            (29,250)                    -
   Depreciation and amortization                                                643,192               477,642
   Amortization of investment premiums and discounts, net                       176,747               127,681
   Accretion of loan fees, costs and discounts, net                              12,069               (42,134)
   Deferred income tax provision (benefit)                                      100,107                     -
   Originations of loans held for sale                                       (7,354,799)          (25,508,600)
   Proceeds from sales of loans                                               7,721,832            24,109,520
   (Increase) decrease in interest receivable                                    20,191               (47,990)
   Increase in interest payable on deposits                                      10,669                93,297
   Proceeds from sales of trading securities                                          -                     -
   Purchase of trading securities                                                     -                     -
   Net gain on sales of loans                                                   (23,911)              (94,664)
   Net gain on sales of securities available-for-sale                            (1,094)                    -
   Net gain on sales of real estate held for sale                               (21,578)              (16,685)
   Other, net                                                                  (195,673)           (1,966,479)
                                                                            -----------           -----------
   Net cash from operating activities                                         1,939,171            (1,473,454)
                                                                            -----------           -----------
Cash flows from investing activities:
Investment securities:
Available-for-sale:
   Purchases                                                                (10,976,715)          (20,573,069)
   Proceeds from sales                                                        2,001,094                     -
   Proceeds from calls and maturities                                        16,000,000            14,000,000
Held to maturity:
   Purchases                                                                          -            (1,025,000)
   Proceeds from maturities                                                       2,797                 2,629
Mortgage-backed securities:
Available-for-sale:
   Purchases                                                                 (5,650,382)           (1,997,500)
   Proceeds from maturities and paydowns                                      4,622,630             5,545,350
Held-to-maturity:
   Proceeds from maturities and paydowns                                         29,965                17,678
Purchases of certificates of deposit                                                  -              (765,692)
Proceeds from maturities of certificates of deposit                                   -             2,317,692
Proceeds from sales of real estate                                              420,401                86,953
Deferred loan fees and costs, net                                               (46,130)                3,289
Loans originated                                                            (68,140,655)          (43,670,647)
Loans purchased                                                              (1,366,276)             (300,000)
Principal collected on loans                                                 50,719,190            54,192,137
Purchases of office properties and equipment, net                              (651,852)           (1,721,688)
Payment of acquisition costs                                                          -            (8,080,745)
Payments of improvements on real estate                                        (347,623)                    -
                                                                            -----------           -----------

Net cash from investing activities                                          (13,383,556)           (1,968,613)


See notes to consolidated financial statements (unaudited).

                                 KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                               ----------         -----------
                                                                                  1999                1998
                                                                              -----------         -----------
Cash flows from financing activities
     Net increase in non-certificate of deposit accounts                        $ 433,847          $1,729,505
     Net increase (decrease) in certificate of deposit accounts                (5,191,673)          3,888,868
     Net increase in advance payments by borrowers
       for taxes and insurance                                                    285,345             126,184
     Repayments of short-term borrowings                                                -          (8,220,000)
     Proceeds from other borrowings                                                     -           8,000,000
     Repayments of other borrowings                                                     -            (375,000)
     Proceeds from exercise of stock options                                      127,144             151,051
     Dividends paid                                                              (323,961)           (330,957)
     Purchase of treasury stock                                                (1,003,804)                  -
                                                                              -----------         -----------
     Net cash from financing activities                                        (5,673,102)          4,969,651
                                                                              -----------         -----------
Increase (decrease) in cash and cash equivalents                              (17,117,487)          1,527,584
Cash and cash equivalents:
     Beginning of period                                                       46,990,638          22,825,892
     Cash acquired with Coal City National Bank                                         -          21,745,008
                                                                               ----------         -----------
     End of period                                                            $29,873,151         $46,098,484
                                                                              -----------         -----------
                                                                              -----------         -----------
Supplemental disclosures of cash flow information
 Cash paid during the period for:
     Interest on deposits                                                      $7,132,100          $7,328,800
                                                                              -----------         -----------
                                                                              -----------         -----------
     Interest on borrowed funds                                                  $605,500            $689,300
                                                                              -----------         -----------
                                                                              -----------         -----------
     Income taxes                                                                $137,072            $687,335
                                                                              -----------         -----------
                                                                              -----------         -----------
Supplemental disclosures of non-cash investing activities:
 Real estate acquired through foreclosure                                        $122,713            $124,520
                                                                              -----------         -----------
                                                                              -----------         -----------

(Increase) decrease in unrealized gains (losses) on
 securities available-for-sale                                                $(1,134,345)           $182,236
                                                                              -----------         -----------
                                                                              -----------         -----------
Increase (decrease) in deferred taxes attributable to the
 unrealized gains (losses) on securities available-for-sale                      $385,677            $(61,960)
                                                                              -----------         -----------
                                                                              -----------         -----------
Reduction of Employee Stock Ownership plan loan                                   $75,606             $75,606
                                                                              -----------         -----------
                                                                              -----------         -----------

Acquisition of Coal City National Bank
     Cash paid                                                                                    $(8,080,745)
 Assets acquired:
     Cash                                                                                          21,745,008
     Investments                                                                                   15,538,921
     Loans                                                                                         17,560,127
     Accrued interest receivable                                                                      307,474
     Premises and equipment                                                                           696,288
     Other assets                                                                                     122,646
 Liabilities assumed:
     Non-certificates of deposit                                                                  (28,996,351)
     Certificates of deposit                                                                      (22,691,676)
     Accrued interest payable                                                                        (176,247)
     Other liabilities                                                                               (459,339)
     Equity                                                                                        (3,646,851)
                                                                                                   ----------
                                                                                                 $ (8,080,745)
                                                                                                 ------------
                                                                                                 ------------

See notes to consolidated financial statements (unaudited).

                        KANKAKEE BANCORP, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                    June 30, 1999

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The statement of condition at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report for Kankakee Bancorp, Inc. (the "Company") on Form 10-K for the year ended December 31, 1998.

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

Note 3 - Accounting for Certain Investments in Debt and Equity Securities

     At June 30, 1999, stockholders' equity has been reduced by $419,223, which represents the amount by which the book value of the available-for-sale securities and the available-for-sale mortgage-backed securities exceeded the market value, net of an income tax benefit of $193,638. An increase in market interest rates during the six months ended June 30, 1999 resulted in a $748,668 decrease in the market value, net of income tax effect, of the available-for-sale securities and the available-for-sale mortgage-backed securities during the six months. At the end of 1998, the market value of the available-for-sale securities portfolio exceeded the book value by $329,445, net of income tax benefit.

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


FINANCIAL CONDITION

     Total assets of the Company decreased by $5.7 million, or 1.4%, to $406.1 million at June 30, 1999 from $411.8 million at December 31, 1998.

     Cash and cash equivalents decreased by $17.1 million, or 36.4%, from $47.0 million at December 31, 1998 to $29.9 million at June 30, 1999. The decrease was primarily attributable to the use of cash equivalent assets in the funding of loans and the purchase of mortgage-backed securities during the six-month period.

     During the six-month period ended June 30, 1999, net loans receivable increased by $18.7 million, or 7.6%, from $245.2 million to $263.9 million. This was primarily the result of the origination (or purchase) of $41.7 million of real estate loans and the origination (or purchase) of $27.8 million of consumer and commercial business loans, offset by loan repayments which totaled $50.7 million.

     Loans held for sale decreased by $300,000, or 18.0%, to $1.6 million at June 30, 1999, from $1.9 million at December 31, 1998. During the six month period, $7.7 million of loans were sold, which sales were partially offset by the origination of $7.4 million of such loans.

     Securities available-for-sale decreased by $8.1 million, or 10.7%, to $67.8 million at June 30, 1998 from $75.9 million at December 31, 1998 as the result of the maturity of $16.0 million of securities and the sale of $2.0 million of securities, which were partially offset by the purchase of $11.0 million of securities and by the net change in market value adjustment.

     Mortgage-backed securities available-for-sale increased by $802,000, or 4.3%, to $19.4 million at June 30, 1999 from $18.6 million at December 31, 1998. The increase resulted from purchases of $5.7 million of securities, which was partially offset by the maturity of $4.6 million of securities and the change in market value adjustment.

     Deposits decreased by $4.7 million from $346.8 million as of December 31, 1998 to $342.1 million at June 30, 1999. During the six-month period there was a $5.2 million decrease in certificate of deposit accounts, which was partially offset by a $434,000 increase in passbook, checking and money market accounts.

     Total borrowings remained at $22.9 million at June 30, 1999. Borrowings consisted entirely of advances from the Federal Home Loan Bank of Chicago (the "FHLB").

     Real estate held for sale increased by $134,000, or 7.1%, to $2.0 million at June 30, 1999, from $1.9 million at December 31, 1998. The increase was the result of the transfer of three single family properties to real estate held for sale during the six-month period and of additional expenditures incurred in connection with a commercial building in Champaign, Illinois. These increases were partially offset by the disposal of seven single family properties. Included in real estate held for sale is a commercial building in Champaign, Illinois, which was deeded to the Company in 1997. A sale of the property was in final negotiation as of June 30, 1999 and the sale was completed on July 21, 1999. The transaction resulted in a deferred gain of $311,000. The gain will not be recognized in current income due to the Bank's participation in the purchaser's financing through a second mortgage in the amount of $350,000. The second mortgage was made with a market rate and market terms.


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


NON-PERFORMING ASSETS AND ALLOWANCE FOR LOSSES ON LOANS

     The Company's non-performing assets increased to 1.03% of total assets at June 30, 1999 from 0.82% of total assets at December 31, 1998. Non-performing assets increased to $4.2 million at June 30, 1999 compared to $3.4 million at December 31, 1998. During the six-month period ended June 30, 1999, non-performing one-to-four family loans and non-performing construction and development loans increased by $265,000 and $773,000, respectively. These increases were partially offset by decreases of $129,000, $75,000 and $131,000 in non-performing commercial real estate loans, non-performing consumer loans and non-performing commercial business loans, respectively. In addition, foreclosed assets increased by $134,000. The ratio of the allowance for losses on loans to non-performing loans increased to 173.3% as of June 30, 1999 as compared to 160.4% as of December 31, 1998. The increase in this ratio, which excludes foreclosed assets and restructured troubled debt, was primarily the result of a decrease of $214,000 in non-performing loans, which was partially offset by a decrease of $180,000 in the allowance for losses on loans, which resulted from net charge-offs.

     The Company classified $2.4 million of its assets as Special Mention, $4.2 million as Substandard and $35,000 as Loss as of June 30, 1999. No assets were classified as Doubtful at June 30, 1999. This represented a decrease of $316,000 in the Special Mention category and a net decrease of $9,000 in the other categories from the December 31, 1998 totals for classified assets. The ratio of classified assets to total assets (including items classified as Special Mention) was 1.64% as of June 30, 1999 as compared to 1.70% as of December 31, 1998. The ratio of the allowance for losses on loans to classified assets decreased to 32.9% as of June 30, 1999 as compared to 34.0% as of December 31, 1998.

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


BANK ACQUISITION AND OTHER 1998 DEVELOPMENTS

     The operating impact of a number of activities and events undertaken during calendar 1998 was fully reflected in the results for both the three-month and six-month periods ended June 30, 1999. However, due to their timing, they may have had a lesser impact or no impact on the results for the comparable 1998 periods.

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

     In February 1998, the Bank received regulatory approval to begin offering trust services. Although granted full trust powers, the Bank has initially focused on personal trust services and limited employee plan services. It is anticipated that the trust operations will generate operating losses during 1999, and are not projected to break even or produce a small profit until 2000.


RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1999 AND 1998

     Net income for the three-month period ended June 30, 1999 was $439,000 compared to $602,000 for the same period in 1998. This represented a $163,000 decrease in net income for the 1999 period. The decrease in net income resulted from a decrease of $68,000 in net interest income, from a $183,000 increase in general and administrative expenses, due primarily to expenses relating to the expansion of the organization, and to a small decrease of $12,000 in other income. These items were partially offset by a decrease of $99,000 in income taxes.

     Net interest income decreased $68,000, or 2.3%, during the three-month period ended June 30, 1999, compared to the three-month period ended June 30, 1998.

     The table presented on page 19 ("Table I"), sets forth an analysis of the Company's net interest income for the three-month periods ended June 30, 1999 and 1998.

     As Table I indicates, interest income decreased $281,000, or 4.0%, to $6.8 million for the three-month period ended June 30, 1999 from $7.0 million for the same period in 1998. The decrease in interest income was the result of a decrease in the yield earned on interest-earning assets to 7.13% during the 1999 period from 7.56% during the 1998 period. This was partially offset by an increase in the average balance of interest-earning assets to $379.8 million during the 1999 period from $373.0 million during the 1998 period. The increase in the average balance of interest-earning assets was primarily due to increases in balances of loans and investment securities during the period, which were partially offset by decreases in balances of mortgage-backed securities and other interest-earning assets. The decrease in the yield earned on interest-earning assets was the result of declining market interest rates during 1998, which resulted in a high level of loan refinancing.

     Interest expense decreased $213,000, or 5.3%, to $3.8 million for the three-month period ended June 30, 1999 from $4.0 million for the same period in 1998. The decrease in interest expense was the result of a decrease in the average yield on interest-bearing liabilities to 4.18% during the 1999 period from 4.52% during the 1998 period. This decrease was partially offset by an increase in the average outstanding balance of interest-bearing liabilities to $368.4 million during the 1999 period from $359.8 million during the 1998 period. The decrease in the average yield on interest-bearing liabilities resulted from lower market interest rates. The increase in average interest-bearing liabilities resulted primarily from deposit growth.

     No provision for losses on loans was deemed necessary during either the second quarter of 1999, or the second quarter of 1998, based on management's review of the adequacy of the allowance for losses on loans. This was primarily the result of the acquisition of $398,000 in allowance for losses on loans as part of the purchase of CCNB in January, 1998.

     Other income for the three-month period ended June 30, 1999 decreased $12,000, or 1.8%, to $631,000 compared to $643,000 for the same period in 1998.
The decrease was attributable to decreases of $48,000 in gain on the sale of loans held for sale and $15,000 in gain on the sale of real estate held for sale. These decreases were partially offset by increases of $1,000 in gain on the sale of securities available-for-sale, $8,000 in insurance commissions and $42,000 in other income. The decrease in gain on the sale of loans held for sale was the result of a smaller volume of origination and sales of such loans compared to the year earlier period, during which there was a high volume of refinancings. The increase in fee income was the result of an ongoing review of the Company's fee structure and growth in transaction accounts.

     Other expenses for the three-month period ended June 30, 1999 increased $183,000 or 6.7%, to $2.9 million from $2.7 million during the 1998 period. The increase was primarily attributable to expenses associated with the ongoing operation of fifteen (15) offices during the 1999 period compared to twelve (12) during most of the same period in 1998. The three additional offices were start-ups and will contribute more to expense than to income until a sufficient customer base is developed at each of the locations. There were increases of $122,000 (8.6%) in compensation and benefits, $1,000 (0.4%) in occupancy costs, $40,000 (29.2%) in furniture and equipment expense, and $5,000 (70.3%) in provision for losses on foreclosed assets. These increases were partially offset by decreases of $34,000 (24.9%) in advertising expense, $8,000 (8.7%) in data processing expense, $7,000 (6.9%) in amortization of intangible assets and $5,000 (6.3%) in telephone and postage expense.

     Federal income taxes decreased $99,000 to $204,000 for the three-month period ended June 30, 1999, compared to $303,000 for the same period in 1998. The primary reason for this decrease was the decrease in pre-tax income.


RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     Net income for the six-month period ended June 30, 1999 was $881,000 compared to $1.4 million for the same period in 1998. This represented a $514,000 decrease in net income for the 1999 period. The decrease in net income resulted from a decrease of $198,000 in net interest income and from a $763,000 increase in general and administrative expenses, due primarily to expenses relating to the expansion of the organization. These items were partially offset by an increase of $175,000 in other income and a $272,000 decrease in income taxes.

     Net interest income decreased $198,000, or 3.4%, during the six-month period ended June 30, 1999, compared to the six-month period ended June 30, 1998.

     The table presented on page 20 ("Table II"), sets forth an analysis of the Company's net interest income for the six-month periods ended June 30, 1999 and 1998.

     As Table II indicates, interest income decreased $380,000, or 2.8%, to $13.4 million for the six-month period ended June 30, 1999 from $13.8 million for the same period in 1998. The decrease in interest income was the result of a decrease in the yield earned on interest-earning assets to 7.12% during the 1999 period from 7.55% during the 1998 period. This was partially offset by an increase in the average balance of interest-earning assets to $379.3 million during the 1999 period from $367.7 million during the 1998 period. The increase in the average balance of interest-earning assets was primarily due to increases in balances of loans and investment securities during the period, which were partially offset by decreases in balances of mortgage-backed securities and other interest-earning assets. The decrease in the yield earned on interest-earning assets was the result of declining market interest rates during 1998, which resulted in a high level of loan refinancing.

     Interest expense decreased $181,000, or 2.3%, to $7.7 million for the six-month period ended June 30, 1999 from $7.9 million for the same period in 1998. The decrease in interest expense was the result of a decrease in the average yield on interest-bearing liabilities to 4.22% during the 1999 period from a 4.53% during the 1998 period which was partially offset by an increase in the average outstanding balance of interest-bearing liabilities to $368.9 million during the 1999 period from $351.6 million during the 1998 period. The increase in average interest-bearing liabilities resulted primarily from deposit growth. The decrease in the average yield on interest-bearing liabilities resulted from lower market interest rates.

     No provision for losses on loans was deemed necessary during either the first half of 1999, or the first half of 1998, based on management's review of the adequacy of the allowance for losses on loans. This was primarily the result of the acquisition of $398,000 in allowance for losses on loans as part of the purchase of CCNB in January, 1998.

     Other income for the six-month period ended June 30, 1999 increased $175,000, or 14.1%, to $1.4 million compared to $1.2 million for the same period in 1998. The increase was attributable to increases of $128,000 in fee income, $124,000 in other income, $1,000 in gain on the sale of securities available for sale, and $5,000 in gain on the sale of real estate held for sale. These increases were partially offset by decreases of $71,000 in gain on the sale of loans held for sale and $12,000 in insurance commissions. The increase in fee income was the result of an ongoing review of the Company's fee structure and growth in transaction accounts. The decrease in gain on the sale of loans held for sale was the result of a smaller volume of origination and sales of such loans compared to the year earlier period, during which there was a high volume of refinancings.

     Other expenses for the six-month period ended June 30, 1999 increased $763,000, or 15.2%, to $5.8 million from $5.0 million during the 1998 period. The increase was primarily attributable to expenses associated with the ongoing operation of fifteen (15) offices during the 1999 period compared to twelve (12) during most of the same period in 1998. There were increases of $369,000 (13.8%) in compensation and benefits, $75,000 (16.7%) in occupancy costs, $92,000 (35.3%) in furniture and equipment expense, $179,000 (22.0%) in other expense, $22,000 (12.2%) in data processing expenses and $20,000 (215.8%) in the provision for losses on foreclosed assets.

     Federal income taxes decreased $272,000 to $432,000 for the six-month period ended June 30, 1999, compared to $704,000 for the same period in 1998. The primary reason for this decrease was the decrease in pre-tax income.


LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a certain level of cash and other liquid assets to fund normal volumes of loan commitments, deposit withdrawals and other obligations. The Office of Thrift Supervision (the "OTS") regulations currently require each savings association to maintain, for each calendar quarter, an average daily balance of liquid assets (including cash and cash equivalent investments) equal to at least 4% of its liquidity base as of the end of the preceding calendar quarter or the average daily balance of its liquidity base during the preceding calendar quarter. The liquidity base consists of net withdrawable accounts plus borrowings repayable in 12 months or less. At June 30, 1999, the

Company's liquidity ratio was 22.4%, which was well in excess of the minimum regulatory requirement.

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

     The capital regulations currently require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Under the prompt corrective action regulations, however, an institution with a ratio of tangible capital to total assets below 2.0% is deemed to be "critically undercapitalized" and, as such, will be subject to a variety of sanctions under the prompt corrective action regulations, including, without limitation, limits on asset growth, restrictions on activities and, ultimately, the appointment of a receiver. Tangible capital generally includes common stockholders' equity and retained income and certain non-cumulative perpetual preferred stock and related income less intangible assets (other than specified amounts of mortgage servicing rights) and certain non-includable investments in subsidiaries.

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

     As of June 30, 1999, the Bank exceeded all current minimum regulatory capital standards and was deemed to be "well capitalized" for purposes of the OTS's prompt corrective action regulations. At June 30, 1999, the Bank's tangible capital was $28.9 million, or 7.3%, of adjusted total assets, which exceeded the 1.5% requirement by $23.0 million and exceeded the 2.0% "critically undercapitalized" threshold by $21.0 million. In addition, at June 30, 1999, the Bank had core capital of $28.9 million, or 7.3%, of adjusted total assets, which exceeded the 4.0% requirement by $13.0 million and exceeded the 5.0% "well capitalized" threshold by $9.1 million. The Bank had risk-based capital of $31.1 million at June 30, 1999, or 13.2%, of risk-adjusted assets, which exceeded the minimum risk-based capital requirement by $12.3 million and exceeded the 10.0% "well capitalized" threshold by $7.6 million. Additionally, the Bank's $28.9 million of core capital equaled 12.3% of total risk-weighted assets, which exceeded the 6.0% "well capitalized" threshold by $14.9 million.


STOCK REPURCHASE

     On January 12, 1999, the Company's Board of Directors authorized the repurchase through January 31, 2000, of up to 136,000 shares of its common stock. During the six-month period ending June 30, 1999, 43,070 shares of common stock were repurchased at a cost of $1.0 million. Through June 30, 1999, a total of 466,077 shares of common stock of the Company had been purchased under the current and previous repurchase programs at a total cost of $9.3 million. As of June 30, 1999, the Company held 417,862 shares of its common stock as treasury stock. During the period from June 30, 1999 through August 6, 1999, an additional 7,000 shares of common stock were repurchased at a total cost of $188,000.


EXERCISE OF STOCK OPTIONS

     During the three-month and six-month periods ending June 30, 1999, options on 1,600 and 7,850 shares of common stock were exercised. Between June 30, 1999 and August 6, 1999, options on 3,475 shares of common stock were exercised. No other notice was received from holders of options of their intent to exercise options during that period.


DIVIDENDS

     In January, 1995, the Company began a regular quarterly dividend program and declared the first cash dividend since becoming a public company. During 1995 and 1996, cash dividends of $.10 per share were paid each quarter. During 1997, 1998 and for the first half of 1999, cash dividends of $.12 per share were paid each quarter. On July 21, 1999, a cash dividend of $.12 per share was declared payable on September 1, 1999 to stockholders of record as of August 13, 1999. Future dividends will depend primarily upon earnings, financial condition and need for funds, as well as restrictions imposed by regulatory authorities regarding dividend payments and capital requirements.

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

     The Company licenses all software used in conducting its business from third party vendors. None of the Company's software has been internally developed. The Company has developed a comprehensive list of all software, all hardware and all service providers used by the Company. Every vendor has been contacted regarding the Year 2000 issue, and the Company continues to closely track the progress each vendor is making in resolving the problems associated with the issue. The vendor of the primary software in use at the Company released its Year 2000 compliant software in July 1998. Testing standards were formulated and comprehensive testing was begun. In March 1999, the testing was complete, with no defects reported to the software vendors. During June 1999 the Company completed a second set of testing as part of the Company's comprehensive testing strategy. In addition, the Company plans a third complete test of software in the third quarter of 1999. The Company actively takes part in a peer users group to aid the testing process. Users of the primary software talk monthly discussing Year 2000 testing issues and results. In addition, the Company continues to monitor all other major vendors of services to the Company for Year 2000 issues in order to avoid shortages of supplies and services in the coming months. The Company has not had any material delay regarding its information systems projects as a result of the Year 2000 project.

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

     The Company's cumulative costs of the Year 2000 project through the second quarter of 1999 have been $93,000. After capitalization of purchased software and hardware, this represents 3.1% of the annual information systems budget. The estimated total cost of the Year 2000 project is $100,000. This includes costs to upgrade equipment specifically for the purpose of Year 2000 compliance and certain administrative expenditures. After capitalization of purchased software and hardware, this represents 5.6% of the annual information systems budget. At the present time, no situations have been identified that will require material cost expenditures to become fully compliant or that will cause the Company to be non-compliant. However, the Year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

     It is not possible at this time to quantify the estimated future costs due to possible business disruption caused by vendors, suppliers, customers, or even the possible loss of electric power or phone service; however, such costs could be substantial.

     The Company is committed to a plan for achieving compliance, focusing not only on its own data processing systems, but also on its loan and deposit customers. The management committee has taken steps to educate and assist its customers with identifying their Year 2000 compliance problems. In addition, the management committee has proposed policy and procedure changes to help identify potential risks to the Company and to gain an understanding of how customers are managing the risks associated with the Year 2000. The Company is assessing the impact, if any, the Year 2000 will have on its credit risk, loan underwriting and cash needs. In connection with potential credit risk related to the Year 2000 issue, the Company has contacted its large commercial loan customers regarding their level of preparedness for the Year 2000. The Company has also contacted large commercial depositors to determine their potential cash needs over year end 1999.

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

                                  TABLE I
                  NET INTEREST INCOME ANALYSIS (UNAUDITED)
                   KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                       THREE MONTHS ENDED JUNE 30,
                                                 -----------------------------------------------------------------------------
                                                                 1999                                     1998
                                                 ---------------------------------      --------------------------------------
                                                   Average                                Average
                                                 Outstanding   Interest     Yield/      Outstanding     Interest        Yield/
                                                   Balance    Earned/Paid    Rate          Balance     Earned/Paid       Rate
                                                 ---------------------------------      --------------------------------------
                                                                                (Dollars in Thousands)
Interest-earning assets:
   Loans receivable (1)                             $260,692     $5,092      7.83%         $250,134        $5,186        8.32%
   Mortgage-backed securities (2)                     20,628        291      5.66%           27,286           434        6.38%
   Investments securities (3)                         70,586      1,020      5.80%           59,399           932        6.29%
   Other interest-earning assets                      26,037        321      4.94%           34,362           451        5.26%
   FHLB stock                                          1,809         29      6.43%            1,856            31        6.70%
                                                    --------     ------                    --------        ------
Total interest-earning assets                        379,752      6,753      7.13%          373,037         7,034        7.56%
                                                    --------     ------                    --------        ------
Other assets                                          30,982                                 29,705
                                                    --------                               --------
Total assets                                        $410,734                               $402,742
                                                    --------                               --------
                                                    --------                               --------

Interest-bearing liabilities:
   Certificate accounts                             $207,515      2,738      5.29%         $204,691         2,877        5.64%
   Savings deposits                                   62,798        384      2.45%           59,982           407        2.72%
   Demand and NOW deposits                            75,179        415      2.21%           71,936           454        2.53%
   Borrowings                                         22,900        301      5.27%           23,151           313        5.42%
                                                    --------     ------                    --------        ------
Total interest-bearing liabilities                   368,392      3,838      4.18%          359,760         4,051        4.52%
                                                    --------     ------                    --------        ------
Other liabilities                                      3,582                                  4,142
                                                    --------                               --------
Total liabilities                                    371,974                                363,902
                                                    --------                               --------
Stockholders' equity                                  38,760                                 38,839
                                                    --------                               --------

Total liabilities and
  stockholders' equity                              $410,734                               $402,741
                                                    --------                               --------
                                                    --------                               --------

Net interest income                                              $2,915                                    $2,983
                                                                 ------                                    ------
                                                                 ------                                    ------

Net interest rate spread                                                     2.95%                                        3.04%
                                                                             ----                                         ----
                                                                             ----                                         ----

Net earning assets                                   $11,360                                $13,277
                                                    --------                               --------
                                                    --------                               --------

Net yield on average interest-
 earning assets (net interest
 margin)                                                                     3.08%                                        3.21%
                                                                             ----                                         ----
                                                                             ----                                         ----

Average interest-earning assets to
 average interest-bearing liabilities                            103.08%                                   103.69%
                                                                 ------                                    ------
                                                                 ------                                    ------

(1) Calculated including loans held for sale, and net of deferred loan fees, loan discounts, loans in process and the allowance for losses on loans.
(2) Calculated including mortgage-backed securities available-for-sale.
(3) Calculated including investment securities available-for-sale and certificates of deposit.

                                            TABLE II
                             NET INTEREST INCOME ANALYSIS (UNAUDITED)
                              KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                               SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------------------------------------------------------
                                                                 1999                                     1998
                                                   -----------------------------          ------------------------------------
                                                    Average                                Average
                                                  Outstanding  Interest    Yield/        Outstanding    Interest        Yield/
                                                    Balance   Earned/Paid   Rate           Balance     Earned/Paid       Rate
                                                   -----------------------------          ------------------------------------
                                                                                (Dollars in Thousands)
Interest-earning assets:
   Loans receivable (1)                            $256,418     $9,996      7.86%          $250,084       $10,286        8.29%
   Mortgage-backed securities (2)                    19,391        530      5.51%            27,868           902        6.53%
   Investments securities (3)                        72,989      2,141      5.92%            54,806         1,688        6.21%
   Other interest-earning assets                     28,711        667      4.68%            33,114           834        5.08%
   FHLB stock                                         1,806         57      6.36%             1,856            61        6.63%
                                                   --------     ------                     --------       -------
Total interest-earning assets                       379,315     13,391      7.12%           367,728        13,771        7.55%
                                                   --------     ------                     --------       -------
Other assets                                         31,889                                  26,051
                                                   --------                                --------
Total assets                                       $411,204                                $393,779
                                                   --------                                --------
                                                   --------                                --------

Interest-bearing liabilities:
   Certificate accounts                            $208,863      5,541      5.35%          $200,384         5,590        5.63%
   Savings deposits                                  61,865        749      2.44%            58,256           781        2.70%
   Demand and NOW deposits                           75,246        831      2.23%            68,509           864        2.54%
   Borrowings                                        22,900        601      5.29%            24,427           668        5.51%
                                                   --------     ------                     --------       -------
Total interest-bearing liabilities                  368,874      7,722      4.22%           351,576         7,903        4.53%
                                                  ---------     ------                     --------       -------
Other liabilities                                     3,204                                   3,667
                                                   --------                                --------
Total liabilities                                   372,078                                 355,243
                                                   --------                                --------
Stockholders' equity                                 39,126                                  38,536
                                                   --------                                --------

Total liabilities and
  stockholders' equity                             $411,204                                $393,779
                                                   --------                                --------
                                                   --------                                --------

Net interest income                                             $5,669                                     $5,868
                                                                ------                                     ------
                                                                ------                                     ------

Net interest rate spread                                                    2.90%                                        3.02%
                                                                            ----                                         ----
                                                                            ----                                         ----

Net earning assets                                  $10,441                                 $16,152
                                                    -------                                 -------
                                                    -------                                 -------

Net yield on average interest-
 earning assets (net interest
 margin)                                                                    3.01%                                        3.22%
                                                                            ----                                         ----
                                                                            ----                                         ----

Average interest-earning assets to
 average interest-bearing liabilities                           102.83%                                    104.59%
                                                                ------                                     ------
                                                                ------                                     ------

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

Item 2.      CHANGES IN SECURITIES   -   None

Item 3.      DEFAULTS UPON SENIOR SECURITIES   -   None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - The Annual Meeting of Stockholders of the Company was held on April 23, 1999. At the meeting, William Cheffer and Michael A. Stanfa were elected to serve as directors with terms expiring in 2002. Continuing with terms expiring in 2000 were Charles C. Huber, Thomas M. Schneider and Wesley E. Walker. Continuing with terms expiring in 2001 were James G. Schneider and Larry D. Huffman. The matters approved by stockholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below:


                                                                                          NUMBER OF VOTES
                                                                                          ---------------
                                                                                   FOR                   WITHHELD
                                                                                ---------                --------
           The election of the following directors for a three-year term:

           William Cheffer                                                      1,034,026                 165,836
           Michael A. Stanfa                                                    1,032,422                 167,440

                                                                                                                            Broker
                                                                  For                    Against           Abstain         Non-votes
                                                               ---------                 ------            -------         --------
           The ratification of McGladrey &
           Pullen, LLP, as the auditors for the
           year ending December 31, 1999:                      1,183,569                  13,484             2,809              -


Item 5.    OTHER INFORMATION   -   None

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           Exhibits   -   Exhibit 27 - Financial Data Schedule

           Reports on Form 8-K - On May 21, 1999, the Company filed a Report on Form 8-K reporting under Item 5 that the Board of Directors of the Company, on May 11, 1999, declared a dividend of one preferred share purchase right for each outstanding share of common stock, par value $.01 per share, of the Company.

                               KANKAKEE BANCORP, INC.

                                    SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    KANKAKEE BANCORP, INC.
                                                    Registrant




Date:  August 6, 1999                               /s/ MICHAEL A. STANFA
       --------------                               --------------------------
                                                    Executive Vice President



Date   August 6, 1999                               /s/ RONALD J. WALTERS
       --------------                               ----------------------------
                                                    Vice President and Treasurer
                                                    (Principal Financial
                                                    and Accounting Officer)