Form 10-Q
period 1999-09-30
KANKAKEE BANCORP INC
filed 1999-11-09
CIK 891523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              ---------------------

                                    FORM 10-Q

(MARK ONE)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1999.

                                     or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From __________ to __________.

Commission File Number 1-13676

                             KANKAKEE BANCORP, INC.
        ----------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

DELAWARE                                36-3846489
-------------------------------         --------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or Organization)

310 SOUTH SCHUYLER AVENUE, KANKAKEE, ILLINOIS             60901
----------------------------------------------       ----------------------
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

                                                  Yes    X     No
                                                     ------      -----
As of November 8, 1999, there were 1,251,783 issued and outstanding shares of the Issuer's Common Stock (exclusive of 498,217 shares of the Issuer's Common Stock held as treasury stock).

                             KANKAKEE BANCORP, INC.

                                      INDEX
                                      -----

                                                                                                                 PAGE
                                                                                                                NUMBER
Part I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Financial
                    Statements (Unaudited)

                    Statements of Financial Condition,
                    September 30, 1999 and December 31, 1998                                                      1 - 2

                    Statements of Income and Comprehensive Income,
                    Three Months Ended September 30, 1999 and 1998                                                    3

                    Statements of Income and Comprehensive Income,
                    Nine Months Ended September 30, 1999 and 1998                                                     4

                    Statements of Cash Flows, Nine Months
                    Ended September 30, 1999 and 1998                                                             5 - 6

                    Notes to Financial Statements                                                                     7

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                                                                8 - 20

          Item 3.   Quantitative and Qualitative Disclosure
                    About Market Risk                                                                                 9

Part II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                                                                21

          Item 2.   Changes in Securities                                                                            21

          Item 3.   Defaults Upon Senior Securities                                                                  21

          Item 4.   Submission of Matters to a Vote of Security Holders                                              21

          Item 5.   Other Information                                                                                21

          Item 6.   Exhibits and Reports on Form 8-K                                                                 21

          SIGNATURES                                                                                                 22


           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                            September 30,         December 31,
                                                                               1999                   1998
                                                                            -----------           ------------
Assets
   Cash and due from banks                                                 $ 17,098,414         $  15,154,733
   Federal funds sold                                                         4,700,000            18,525,000
   Money market funds                                                         4,782,447            13,310,905
                                                                         --------------        --------------
   Cash and cash equivalents                                                 26,580,861            46,990,638
                                                                         --------------        --------------
   Certificates of deposit                                                       50,000                50,000
                                                                         --------------        --------------
   Securities:
   Investment securities:
       Available-for-sale, at fair value                                     65,614,766            75,942,836
       Held-to-maturity, at cost (fair value: September 30, 1999 -
       $316,998; December 31, 1998 - $345,318)                                  337,610               341,647
                                                                          -------------         -------------
           Total investment securities                                       65,952,376            76,284,483
                                                                          -------------         -------------
   Mortgage-backed securities:
       Available-for-sale, at fair value                                     18,755,311            18,577,927
       Held-to-maturity, at cost (fair value: September 30, 1999 -
       $118,115; December 31, 1998 - $172,340)                                  116,253               167,741
                                                                          -------------         -------------
           Total mortgage-backed securities                                  18,871,564            18,745,668
                                                                          -------------         -------------
   Non-marketable equity securities                                             501,100               501,100
                                                                          -------------         -------------
   Loans                                                                    270,768,592           247,608,314
   Less: Allowance for losses on loans                                        2,216,257             2,375,533
                                                                          -------------         -------------
   Net loans                                                                268,552,335           245,232,781
                                                                          -------------         -------------
   Loans held for sale                                                           70,770             1,910,966
   Real estate held for sale                                                    541,728             1,882,324
   Federal Home Loan Bank stock, at cost                                      1,811,400             1,801,100
   Office properties and equipment                                            9,171,201             8,729,971
   Accrued interest receivable                                                2,916,026             2,772,872
   Prepaid expenses and other assets                                          1,455,588             1,289,077
   Intangible assets                                                          5,291,252             5,587,678
                                                                         --------------        --------------
Total assets                                                               $401,766,201          $411,778,658
                                                                         ==============        ==============

                                                                    (Continued)

                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                          September 30,          December 31,
                                                                              1999                   1998
                                                                          -------------          ------------
Liabilities and stockholders' equity
  Liabilities:
       Deposits
           Noninterest bearing                                             $ 18,998,137           $17,533,020
           Interest bearing                                                 328,997,469           329,269,826
       Short term borrowings                                                          -                     -
       Other borrowings                                                      15,700,000            22,900,000
       Advance payments by borrowers for taxes and insurance                    506,436             1,532,482
       Other liabilities                                                      1,089,930               866,721
                                                                          -------------         -------------
   Total liabilities                                                        365,291,972           372,102,049
                                                                          -------------         -------------

   Stockholders' equity
       Preferred stock, $.01 par value; authorized, 500,000
         shares; none outstanding                                                     -                     -
       Common stock, $.01 par value; authorized, 3,500,000
         shares; issued and outstanding: September 30, 1999 -
         1,251,083; December 31, 1998 - 1,367,358                                17,500                17,500
       Additional paid-in capital                                            16,024,442            16,070,157
       Retained income, substantially restricted                             31,966,094            31,183,528
       Less: Cost of treasury stock (498,917 shares at September 30,
        1999; 382,642 shares at December 31, 1998)                          (10,669,086)           (7,621,599)
       Unrealized gains (losses) on securities available-for-
        sale, net of related income taxes                                      (637,905)              329,445
                                                                          -------------         -------------

       Total stockholders' equity before Employee Stock
         Ownership Plan loan and Bank Incentive Plan and Trust               36,701,045            39,979,031
       Employee Stock Ownership Plan loan                                      (226,816)             (302,422)
                                                                          -------------         -------------
       Total stockholders' equity                                            36,474,229            39,676,609
                                                                          -------------         -------------
Total liabilities and stockholders' equity                                 $401,766,201          $411,778,658
                                                                          =============         =============

See notes to consolidated financial statements (unaudited)

     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                        Three Months Ended September 30,
                                                                      -----------------------------------
                                                                           1999                   1998
                                                                      -----------             -----------
Interest income:
   Loans                                                              $ 5,213,446             $ 5,075,470
   Mortgage-backed securities                                             296,100                 327,647
   Investment securities                                                1,228,243               1,569,452
                                                                      -----------             -----------
       Total interest income                                            6,737,789               6,972,569
                                                                      -----------             -----------
Interest expense:
   Deposits                                                             3,570,163               3,833,859
   Borrowed funds                                                         234,784                 311,152
                                                                      -----------             -----------
       Total interest expense                                           3,804,947               4,145,011
                                                                      -----------             -----------
   Net interest income                                                  2,932,842               2,827,558

Provision for losses on loans                                                  --                      --
                                                                      -----------             -----------
   Net interest income after provision for losses on loans              2,932,842               2,827,558
Other income:
   Net gain on sale of securities available-for-sale                           --                      --
   Net gain on sales of real estate held for sale                           3,812                   3,765
   Net gain (loss) on sales of loans held for sale                        (21,057)                 39,276
   Fee income                                                             463,897                 374,675
   Insurance commissions                                                   44,345                  54,154
   Other                                                                  114,047                 123,429
                                                                      -----------             -----------
       Total other income                                                 605,044                 595,299
                                                                      -----------             -----------
Other expenses:
   Compensation and benefits                                            1,508,671               1,429,614
   Occupancy                                                              292,346                 229,776
   Furniture and equipment                                                172,801                 153,764
   Federal insurance premiums                                              41,606                  42,389
   Advertising                                                            111,377                  57,845
   Provision for losses on foreclosed assets                                3,750                      --
   Data processing services                                                94,919                 101,308
   Telephone and postage                                                  107,062                  89,516
   Amortization of intangible assets                                       94,617                 106,521
   Other general and administrative                                       536,868                 400,940
                                                                      -----------             -----------
       Total other expenses                                             2,964,017               2,611,673
                                                                      -----------             -----------
   Income before income taxes                                             573,869                 811,184
Income taxes                                                              188,600                 271,030
                                                                      -----------             -----------
Net income                                                            $   385,269             $   540,154
                                                                      ===========             ===========
Net income                                                            $   385,269             $   540,154
Other comprehensive income:
   Unrealized gains (losses) on available-for-sale
   securities, net of related income taxes                               (218,682)                440,798
                                                                      -----------             -----------
Comprehensive income                                                  $   166,587             $   980,952
                                                                      ===========             ===========

   Basic earnings per share                                           $      0.29             $      0.39
                                                                      ===========             ===========
   Diluted earnings per share                                         $      0.28             $      0.37
                                                                      ===========             ===========

See notes to consolidated financial statements (unaudited)

     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                                             Nine Months Ended September 30,
                                                                             -------------------------------
                                                                                1999                1998
                                                                             -----------         -----------
Interest income:
   Loans                                                                     $15,209,557         $15,361,823
   Mortgage-backed securities                                                    825,651           1,229,577
   Investment securities                                                       4,093,464           4,152,135
                                                                             -----------         -----------
       Total interest income                                                  20,128,672          20,743,535
                                                                              ----------          ----------
Interest expense:
   Deposits                                                                   10,691,558          11,069,364
   Borrowed funds                                                                835,548             979,461
                                                                             -----------         -----------
       Total interest expense                                                 11,527,106          12,048,825
                                                                             -----------         -----------
   Net interest income                                                         8,601,566           8,694,710

Provision for losses on loans                                                          -                  -
                                                                             -----------         -----------
   Net interest income after provision for losses on loans                     8,601,566           8,694,710
Other income:
   Net gain on sale of securities available-for-sale                               1,094                   -
   Net gain on sales of real estate held for sale                                 25,390              20,450
   Net gain on sales of loans held for sale                                        2,854             133,940
   Fee income                                                                  1,458,429           1,241,647
   Insurance commissions                                                          75,822              97,899
   Other                                                                         458,425             343,717
                                                                              ----------         -----------
       Total other income                                                      2,022,014           1,837,653
                                                                              ----------          ----------
Other expenses:
   Compensation and benefits                                                   4,545,122           4,097,121
   Occupancy                                                                     819,214             681,278
   Furniture and equipment                                                       527,248             415,786
   Federal insurance premiums                                                    126,635             127,503
   Advertising                                                                   289,320             234,349
   Provision for losses on foreclosed assets                                      33,000               9,292
   Data processing services                                                      299,763             283,919
   Telephone and postage                                                         271,700             255,578
   Amortization of intangible assets                                             296,426             303,362
   Other general and administrative                                            1,528,864           1,213,853
                                                                             -----------         -----------
       Total other expenses                                                    8,737,292           7,622,041
                                                                             -----------         -----------
   Income before income taxes                                                  1,886,288           2,910,322
Income taxes                                                                     620,350             975,210
                                                                             -----------         -----------
Net income                                                                    $1,265,938          $1,935,112
                                                                             ===========         ===========
Net income                                                                    $1,265,938          $1,935,112
Other comprehensive income:
   Unrealized gains (losses) on available-for-sale
   securities, net of related income taxes                                      (967,350)            561,074
                                                                             -----------         -----------
Comprehensive income                                                            $298,588          $2,496,186
                                                                             ===========         ===========

   Basic earnings per share                                                        $0.95               $1.40
                                                                                   =====               =====
   Diluted earnings per share                                                      $0.90               $1.32
                                                                                   =====               =====

See notes to consolidated financial statements (unaudited)

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                        Nine Months Ended September 30,
                                                                     -------------------------------------
                                                                         1999                      1998
                                                                     ------------             ------------
Cash flows from operating activities:
   Net income                                                        $  1,265,938             $  1,935,112
   Adjustments to reconcile net income to net
   cash provided by operating activities:
   Provision for losses on loans                                               --                       --
   Provision for losses on real estate held for sale                      (33,000)                   9,292
   Depreciation and amortization                                          960,697                  759,114
   Amortization of investment premiums and discounts, net                 224,001                  201,599
   Accretion of loan fees and discounts, net                               26,118                  (47,041)
   Deferred income tax provision (benefit)                                100,107                       --
   Originations of loans held for sale                                 (8,359,875)             (31,120,721)
   Proceeds from sales of loans                                        10,202,925               30,783,310
   Increase in interest receivable                                       (143,154)                (105,888)
   Increase in interest payable on deposits                                64,744                   87,887
   Net gain on sales of loans                                              (2,854)                (133,940)
   Net gain on sales of securities available-for-sale                      (1,094)                      --
   Net gain on sales of real estate held for sale                         (25,390)                 (20,450)
   Other, net                                                             274,870                 (670,885)
                                                                     ------------             ------------
   Net cash from operating activities                                   4,554,033                1,677,389
                                                                     ------------             ------------
Cash flows from investing activities:
Investment securities:
Available-for-sale:
   Purchases                                                          (11,983,543)             (38,369,126)
   Proceeds from sales                                                  2,001,094                       --
   Proceeds from calls and maturities                                  19,000,000               22,000,000
Held to maturity:
   Purchases                                                                   --               (1,150,000)
   Proceeds from maturities                                                 2,797                    2,629
Mortgage-backed securities:
Available-for-sale:
   Purchases                                                           (6,798,597)              (1,997,500)
   Proceeds from maturities and paydowns                                6,244,383               11,848,317
Held-to-maturity:
   Proceeds from maturities and paydowns                                   51,488                   26,797
Purchases of certificates of deposit                                           --                 (765,692)
Proceeds from maturities of certificates of deposit                            --                2,317,692
Proceeds from sales of real estate                                      2,589,556                  294,247
Deferred loan fees and costs, net                                         (63,198)                   5,115
Loans originated                                                      (98,540,131)             (71,131,586)
Loans purchased                                                        (1,366,276)                (300,000)
Principal collected on loans                                           76,123,402               84,293,894
Purchases of office properties and equipment, net                      (1,132,277)              (2,149,130)
Payment of acquisition costs                                                   --               (8,080,745)
Payments of improvements on real estate                                  (347,623)                      --
                                                                     ------------             ------------

Net cash from investing activities                                    (14,218,925)              (3,155,088)

See notes to consolidated financial statements (unaudited).

                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                                            Nine Months Ended September 30,
                                                                                         -------------------------------------
                                                                                              1999                     1998
                                                                                         ------------             ------------
Cash flows from financing activities
     Net increase (decrease) in non-certificate of deposit accounts                      $ (2,195,753)            $  1,528,921
     Net increase in certificate of deposit accounts                                        3,323,769                7,273,856
     Net decrease in advance payments by borrowers
       for taxes and insurance                                                             (1,096,328)              (1,105,081)
     Repayments of short-term borrowings                                                           --               (8,220,000)
     Proceeds from other borrowings                                                                --                8,000,000
     Repayments of other borrowings                                                        (7,200,000)                (375,000)
     Proceeds from exercise of stock options                                                  181,607                  151,051
     Dividends paid                                                                          (483,371)                (496,556)
     Purchase of treasury stock                                                            (3,274,809)                (168,400)
                                                                                         ------------             ------------
     Net cash from financing activities                                                   (10,744,885)               6,588,791
                                                                                         ------------             ------------
Increase (decrease) in cash and cash equivalents                                          (20,409,777)               5,111,092
Cash and cash equivalents:
     Beginning of year                                                                     46,990,638               22,825,892
     Cash acquired with Coal City National Bank                                                    --               21,745,008
                                                                                         ------------             ------------
     End of year                                                                         $ 26,580,861             $ 49,681,992
                                                                                         ============             ============
Supplemental disclosures of cash flow information
  Cash paid during the period for:
     Interest on deposits                                                                $ 10,756,300             $ 11,157,300
                                                                                         ============             ============
     Interest on borrowed funds                                                          $    869,100             $  1,002,100
                                                                                         ============             ============
     Income taxes                                                                        $    417,072             $    882,335
                                                                                         ============             ============
Supplemental disclosures of non-cash investing activities:
 Real estate acquired through foreclosure                                                $    122,713             $    410,268
                                                                                         ============             ============

(Increase) decrease in unrealized gains (losses) on
 securities available-for-sale                                                           ($ 1,443,806)            $    850,112
                                                                                         ============             ============
Increase (decrease) in deferred taxes attributable to the
 unrealized gains (losses) on securities available-for-sale                              $    476,456             ($   289,038)
                                                                                         ============             ============
Reduction of Employee Stock Ownership plan loan                                          $     75,606             $     75,606
                                                                                         ============             ============

Acquisition of Coal City National Bank
     Cash paid                                                                                                    ($ 8,080,745)
 Assets acquired:
     Cash                                                                                                           21,745,008
     Investments                                                                                                    15,538,921
     Loans                                                                                                          17,560,127
     Accrued interest receivable                                                                                       307,474
     Premises and equipment                                                                                            696,288
     Other assets                                                                                                      122,646
 Liabilities assumed:
     Non-certificates of deposit                                                                                   (28,996,351)
     Certificates of deposit                                                                                       (22,691,676)
     Accrued interest payable                                                                                         (176,247)
     Other liabilities                                                                                                (459,339)
     Equity                                                                                                         (3,646,851)
                                                                                                                  ------------
                                                                                                                  $ (8,080,745)
                                                                                                                  ============

See notes to consolidated financial statements (unaudited).

                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 1999

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The statement of condition at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report for Kankakee Bancorp, Inc. (the "Company") on Form 10-K for the year ended December 31, 1998.

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

Note 3 - Accounting for Certain Investments in Debt and Equity Securities

     At September 30, 1999, stockholders' equity has been reduced by $637,905 which represents the amount by which the book value of the available-for-sale securities and the available-for-sale mortgage-backed securities exceeded the market value, net of an income tax benefit of $328,575. An increase in market interest rates during the nine months ended September 30, 1999 resulted in a $967,350 decrease in the market value, net of income tax effect, of the available-for-sale securities and the available-for-sale mortgage-backed securities during the nine months. At the end of 1998, the market value of the available-for-sale securities portfolio exceeded the book value by $329,445, net of income tax benefit.

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


FINANCIAL CONDITION

     Total assets of the Company decreased by $10.0 million, or 2.4%, to $401.8 million at September 30, 1999 from $411.8 million at December 31, 1998.

     Cash and cash equivalents decreased by $20.4 million, or 43.4%, from $47.0 million at December 31, 1998 to $26.6 million at September 30, 1999. The decrease was primarily attributable to the use of cash equivalent assets in the funding of loans during the nine-month period.

     During the nine-month period ended September 30, 1999, net loans receivable increased by $23.4 million, or 9.5%, from $245.2 million to $268.6 million. This was primarily the result of the origination (or purchase) of $55.8 million of real estate loans and the origination (or purchase) of $44.1 million of consumer and commercial business loans, offset by loan repayments which totaled $76.1 million.

     Loans held for sale decreased by $1.8 million or 96.3%, to $71,000 at September 30, 1999, from $1.9 million at December 31, 1998. During the nine month period, $10.2 million of loans were sold, while origination of such loans totaled $8.4 million.

     Securities available-for-sale decreased by $10.3 million, or 13.6%, to $65.6 million at September 30, 1998 from $75.9 million at December 31, 1998 as the result of the maturity of $19.0 million of securities and the sale of $2.0 million of securities, which were partially offset by the purchase of $12.0 million of securities and by the net change in market value adjustment.

     Mortgage-backed securities available-for-sale increased by $177,000, or 1.0%, to $18.8 million at September 30, 1999 from $18.6 million at December 31, 1998. The increase resulted from purchases of $6.8 million of securities, which were partially offset by the maturity of $6.2 million of securities and the change in market value adjustment.

       Real estate held for sale decreased by $1.3 million, or 71.3%, to $542,000 at September 30,

1999, from $1.9 million at December 31, 1998. The decrease was the result of the sale of nine single family properties and the sale of a large commercial building in Champaign, Illinois. The sale of the commercial building resulted in a deferred gain of $311,000. The gain will not be recognized in current income due to the Bank's participation in the purchaser's financing through a second mortgage in the amount of $350,000. The second mortgage was made with a market rate and market terms. The decreases were partially offset by the transfer of ten single family properties to real estate held for sale during the nine-month period and additional expenditures incurred in connection with the commercial building.

     Deposits remained stable during the period, increasing by $1.2 million from $346.8 million as of December 31, 1998 to $348.0 million at September 30, 1999. During the nine-month period there was a $3.3 million increase in certificate of deposit accounts, which was partially offset by a $2.2 million decrease in passbook, checking and money market accounts.

     Total borrowings decreased by $7.2 million from $22.9 million at December 31, 1998 to $15.7 million at September 30, 1999. The decrease was the result of the maturity of Federal Home Loan Bank of Chicago (the "FHLB") borrowings. Borrowings consisted entirely of FHLB advances.

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


NON-PERFORMING ASSETS AND ALLOWANCE FOR LOSSES ON LOANS

     The Company's non-performing assets decreased to 0.65% of total assets at September 30, 1999 from 0.82% of total assets at December 31, 1998. Non-performing assets decreased to $2.6 million at September 30, 1999 compared to $3.4 million at December 31, 1998. During the nine-month period ended September 30, 1999, non-performing one-to-four family loans, non-performing consumer loans, non-performing commercial business loans and foreclosed assets decreased by $151,000, $5,000, $131,000 and $1.3 million, respectively. These decreases were partially offset by increases of $122,000 and $773,000 in non-performing commercial real estate loans and non-performing construction and development loans, respectively. The ratio of the allowance for losses on loans to non-performing loans increased to 268.9% as of September 30, 1999 as compared to

160.4% as of December 31, 1998. The increase in this ratio, which excludes foreclosed assets and restructured troubled debt, was primarily the result of a decrease of $657,000 in non-performing loans, which was partially offset by a decrease of $160,000 in the allowance for losses on loans, which resulted from net charge-offs.

     The Company classified $2.4 million of its assets as Special Mention, $2.4 million as Substandard and $39,000 as Loss as of September 30, 1999. No assets were classified as Doubtful at September 30, 1999. This represented a decrease of $332,000 in the Special Mention category and a net decrease of $1.8 million in the other categories from the December 31, 1998 totals for classified assets. The ratio of classified assets to total assets (including items classified as Special Mention) was 1.20% as of September 30, 1999 as compared to 1.70% as of December 31, 1998. The ratio of the allowance for losses on loans to classified assets decreased to 45.8% as of September 30, 1999 as compared to 34.0% as of December 31, 1998.

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


BANK ACQUISITION AND OTHER 1998 DEVELOPMENTS

     The operating impact of a number of activities and events undertaken during calendar 1998 was fully reflected in the results for both the three-month and nine-month periods ended September 30, 1999. However, due to their timing, they may have had a lesser impact or no impact on the results for the comparable 1998 periods.

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

     In February 1998, the Bank received regulatory approval to begin offering trust services. Although granted full trust powers, the Bank has initially focused on personal trust services and limited employee plan services. It is anticipated that the trust operations will generate operating losses during 1999 and 2000, and are not projected to break even or produce a small profit until 2001.


RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Net income for the three-month period ended September 30, 1999 was $385,000 compared to $540,000 for the same period in 1998. This represented a $155,000 decrease in net income for the 1999 period. The decrease in net income resulted from an increase of $352,000 in general and administrative expenses, due primarily to expenses relating to the expansion of the organization. The increase in general and administrative expenses was partially offset by an increase of $105,000 in net interest income, an increase of $10,000 in other income and a decrease of $82,000 in income taxes.

     Net interest income increased $105,000, or 3.7%, during the three-month period ended September 30, 1999, compared to the three-month period ended September 30, 1998.

     The table presented on page 19 ("Table I"), sets forth an analysis of the Company's net interest income for the three-month periods ended September 30, 1999 and 1998.

     As Table I indicates, interest income decreased $235,000, or 3.4%, to $6.7 million for the three-month period ended September 30, 1999 from $7.0 million for the same period in 1998. The decrease in interest income was the result of a decrease in the yield earned on interest-earning assets to 7.20% during the 1999 period from 7.44% during the 1998 period and by a decrease in the average balance of interest-earning assets to $371.5 million during the 1999 period from $371.8 million during the 1998 period. The decrease in the average balance of interest-earning assets was primarily due to decreases in balances of mortgage-backed securities and other interest-earning assets which were partially offset by increases in balances of loans and investment securities. The decrease in the yield earned on interest-earning assets was the result of declining market interest rates during 1998, which resulted in a high level of loan refinancing.

     Interest expense decreased $340,000, or 8.2%, to $3.8 million for the three-month period ended September 30, 1999 from $4.1 million for the same period in 1998. The decrease in interest expense was the result of a decrease in the average yield on interest-bearing liabilities to 4.16% during the 1999 period from 4.52% during the 1998 period and by a decrease in the average outstanding balance of interest-bearing liabilities to $363.2 million during the 1999 period from $363.7 million during the 1998 period. The decrease in the average yield on interest-bearing liabilities resulted from lower market interest rates. The decrease in average interest-bearing liabilities resulted primarily from repayment of borrowings which was partially offset by deposit growth.

     No provision for losses on loans was deemed necessary during either the third quarter of 1999, or the third quarter of 1998, based on management's review of the adequacy of the allowance for losses on loans. This was primarily the result of the acquisition of $398,000 in allowance for losses on loans as part of the purchase of CCNB in January, 1998, as well as the decline in non-performing assets.

     Other income for the three-month period ended September 30, 1999 increased $10,000, or 1.6%, to $605,000 compared to $595,000 for the same period in 1998.
The slight increase was attributable to an increase of $89,000 in fee income which was partially offset by decreases of $60,000 in gain on the sale of loans held for sale, $10,000 in insurance commissions and $9,000 in other income. The increase in fee income was the result of an ongoing review of the Company's fee structure and growth in transaction accounts. The decrease in gain on the sale of loans held for sale was the result of a smaller volume or origination and sales of such loans compared to the year earlier period, during which there was a high volume of refinancings because of a low interest rate environment.

     Other expenses for the three-month period ended September 30, 1999 increased $352,000 or 13.5%, to $3.0 million from $2.6 million during the 1998 period. The increase was primarily attributable to expenses associated with the ongoing operation of fifteen (15) offices during the 1999 period compared to fourteen (14) during most of the same period in 1998. The additional office was a start-up and will contribute more to expense than to income until a sufficient customer base is developed at the location. There were increases of $79,000 (5.5%) in compensation and benefits, $63,000 (27.2%) in occupancy costs, $19,000 (12.4%) in furniture and equipment expense, $54,000 (92.5%) in advertising expense, $17,000 (19.6%) in telephone and postage expense, $136,000 (33.9%) in other expenses and $4,000 in provision for losses on foreclosed assets. These increases were partially offset by decreases of $1,000 (1.8%) in deposit insurance premiums, $6,000 (6.3%) in data processing costs and $12,000 (11.2%) in the amortization of intangible assets.

     Federal income taxes decreased $82,000 to $189,000 for the three-month period ended September 30, 1999, compared to $271,000 for the same period in 1998. The primary reason for this decrease was the decrease in pre-tax income.


RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Net income for the nine-month period ended September 30, 1999 was $1.3 million compared to $1.9 million for the same period in 1998. This represented a $669,000 decrease in net income for the 1999 period. The decrease in net income resulted from a decrease of $93,000 in net interest income and from a $1.1 million increase in general and administrative expenses, due primarily to expenses relating to the expansion of the organization. These items were partially offset by an increase of $184,000 in other income and a $355,000 decrease in income taxes.

     Net interest income decreased $93,000, or 1.1%, during the nine-month period ended September 30, 1999, compared to the nine-month period ended September 30, 1998.

     The table presented on page 20 ("Table II"), sets forth an analysis of the Company's net interest income for the nine-month periods ended September 30, 1999 and 1998.

     As Table II indicates, interest income decreased $615,000, or 3.0%, to $20.1 million for the nine-month period ended September 30, 1999 from $20.7 million for the same period in 1998. The decrease in interest income was the result of a decrease in the yield earned on interest-earning assets to 7.15% during the 1999 period from 7.51% during the 1998 period. This was partially offset by an increase in the average balance of interest-earning assets to $376.6 million during the 1999 period from $369.4 million during the 1998 period. The increase in the average balance of interest-earning assets was primarily due to increases in balances of loans and investment securities during the period, which were partially offset by decreases in balances of mortgage-backed securities and other interest-earning assets. The decrease in the yield earned on interest-earning assets was the result of declining market interest rates during 1998, which resulted in a high level of loan refinancing.

     Interest expense decreased $522,000, or 4.3%, to $11.5 million for the nine-month period ended September 30, 1999 from $12.0 million for the same period in 1998. The decrease in interest expense was the result of a decrease in the average yield on interest-bearing liabilities to 4.20% during the 1999 period from a 4.53% during the 1998 period which was partially offset by an increase in the average outstanding balance of interest-bearing liabilities to $367.0 million during the 1999 period from $355.6 million during the 1998 period. The increase in average interest-bearing liabilities resulted primarily from deposit growth. The decrease in the average yield on interest-bearing liabilities resulted from lower market interest rates.

     No provision for losses on loans was deemed necessary during either the first nine months of 1999, or the first nine months of 1998, based on management's review of the adequacy of the allowance for losses on loans. This was primarily the result of the acquisition of $398,000 in allowance for losses on loans as part of the purchase of CCNB in January, 1998, as well as the decline in non-performing assets.

     Other income for the nine-month period ended September 30, 1999 increased $184,000, or 10.0%, to $2.0 million compared to $1.8 million for the same period in 1998. The increase was attributable to increases of $217,000 in fee income, $115,000 in other income, $1,000 in gain on the sale of securities available for sale, and $5,000 in gain on the sale of real estate held for sale. These increases were partially offset by decreases of $131,000 in gain on the sale of loans held for sale and $22,000 in insurance commissions. The increase in fee income was the result of an ongoing review of the Company's fee structure and growth in transaction accounts. The decrease in gain on the sale of loans held for sale was the result of a smaller volume of origination and sales of such loans compared to the year earlier period, during which there was a high volume of refinancings because of a low interest rate environment.

     Other expenses for the nine-month period ended September 30, 1999 increased $1.1 million, or 14.6% to $8.7 million from $7.6 million during the 1998 period. The increase was primarily attributable to expenses associated with the ongoing operation of fifteen (15) offices during the 1999 period compared to twelve (12) during most of the same period in 1998. All but two categories of other expenses reflected increases. There were increases of $448,000 (10.9%) in compensation and benefits, $138,000 (20.2%) in occupancy costs, $111,000 (26.8%) in furniture and equipment expense, $315,000 (26.0%) in other expense, $55,000 (23.5%) in marketing expenses and $24,000 (255.1%) in the provision for losses on foreclosed assets. Small decreases were noted in deposit insurance premiums ($1,000, or 0.7%) and amortization of intangible assets ($7,000, or 2.3%).

     Federal income taxes decreased $355,000 to $620,000 for the nine-month period ended September 30, 1999, compared to $975,000 for the same period in 1998. The primary reason for this decrease was the decrease in pre-tax income.


LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a certain level of cash and other liquid assets to fund normal volumes of loan commitments, deposit withdrawals and other obligations. The Office of Thrift Supervision (the "OTS") regulations currently require each savings association to maintain, for each calendar quarter, an average daily balance of liquid assets (including cash and cash equivalent investments) equal to at least 4% of its liquidity base as of the end of the preceding calendar quarter or the average daily balance of its liquidity base during the preceding calendar quarter. The liquidity base consists of net withdrawable accounts plus borrowings repayable in 12 months or less. At September 30, 1999, the Company's liquidity ratio was 20.0%, which was well in excess of the minimum regulatory requirement.

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

     As of September 30, 1999, the Bank exceeded all current minimum regulatory capital standards and was deemed to be "well capitalized" for purposes of the OTS's prompt corrective action regulations. At September 30, 1999, the Bank's tangible capital was $29.2 million, or 7.4%, of adjusted total assets, which exceeded the 1.5% requirement by $23.3 million and exceeded the 2.0% "critically undercapitalized" threshold by $21.3 million. In addition, at September 30, 1999, the Bank had core capital of $29.2 million, or 7.4%, of adjusted total assets, which exceeded the 4.0% requirement by $13.4 million and exceeded the 5.0% "well capitalized" threshold by $9.4 million. The Bank had risk-based capital of $31.3 million at September 30, 1999, or 13.3%, of risk-adjusted assets, which exceeded the minimum risk-based capital requirement by $12.4 million and exceeded the 10.0% "well capitalized" threshold by $7.7 million. Additionally, the Bank's $29.2 million of core capital equaled 12.4% of total risk-weighted assets, which exceeded the 6.0% "well capitalized" threshold by $15.0 million.

RECENT REGULATORY DEVELOPMENTS

     Pending Legislation. On November 4, 1999, the United States Congress approved legislation that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the "Federal Reserve"), in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the community Reinvestment Act.

     Under current law, so-called "unitary savings and loan holding companies" (i.e., those that control only one savings association and have no other depository institution subsidiaries) are not generally subject to any restrictions on the non-banking activities in which they may engage (either directly or through a subsidiary). The Act limits the nonbanking activities of unitary savings and loan holding companies by generally prohibiting any savings and loan holding company from engaging in any activity other than activities that (i) are currently permitted for multiple savings and loan holding companies or (ii) are permissible for financial holding companies (as described above) (collectively "permissible activities"). The Act also generally prohibits any company from acquiring control of a savings association or savings and loan holding company unless the acquiring company engages solely in permissible activities. The Act creates an exemption from the general prohibitions for unitary savings and loan holding companies in existence, or formed pursuant to an application pending before the Office of Thrift Supervision, on or before May 4, 1999.

     The Act must signed by the President before it will take effect. At this time, the Company is unable to predict the impact the Act may have on the Company and its subsidiaries.

STOCK REPURCHASE

     On January 12, 1999, the Company's Board of Directors authorized the repurchase through January 31, 2000, of up to 136,000 shares of its common stock. During the nine-month period ending September 30, 1999, 127,600 shares of common stock were repurchased at a cost of $3.3 million. Through September 30, 1999, a total of 550,607 shares of common stock of the Company had been purchased under the current and previous repurchase programs at a total cost of $11.6 million. As of September 30, 1999, the Company held 498,917 shares of its common stock as treasury stock. During the period from September 30, 1999 through November 5, 1999, no additional shares of common stock were repurchased.


EXERCISE OF STOCK OPTIONS

     During the three-month and nine-month periods ending September 30, 1999, options on 3,475 and 11,325 shares of common stock, respectively, were exercised. Between September 30, 1999 and November 5, 1999, options on 700 shares of common stock were exercised. No other notice was received from holders of options of their intent to exercise options during that period.


DIVIDENDS

     In January, 1995, the Company began a regular quarterly dividend program and declared the first cash dividend since becoming a public company. During 1995 and 1996, cash dividends of $.10 per share were paid each quarter. During 1997, 1998 and for the first three quarters of 1999, cash dividends of $.12 per share were paid each quarter. On October 14, 1999, a cash dividend of $.12 per share was declared payable on December 1, 1999 to stockholders of record as of November 12, 1999. Future dividends will depend primarily upon earnings, financial condition and need for funds, as well as restrictions imposed by regulatory authorities regarding dividend payments and capital requirements.



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

     The Company licenses all software used in conducting its business from third party vendors. None of the Company's software has been internally developed. The Company has developed a comprehensive list of all software, all hardware and all service providers used by the Company. Every vendor has been contacted regarding the Year 2000 issue, and the Company continues to closely track the progress each vendor is making in resolving the problems associated with the issue. The vendor of the primary software in use at the Company released its Year 2000 compliant software in July 1998. Testing standards were formulated and comprehensive testing was begun. In March 1999, the testing was complete, with no defects reported to the software vendors. During June 1999 the Company completed a second set of testing as part of the Company's comprehensive testing strategy. In addition, the Company will complete a third test of software by November 30, 1999. The Company actively takes part in a peer users group to aid the testing process. Users of the primary software talk monthly discussing Year 2000 testing issues and results. In addition, the Company continues to monitor all other major vendors of services to the Company for Year 2000 issues in order to avoid shortages of supplies and services in the coming months. The Company has not had any material delay regarding its information systems projects as a result of the Year 2000 project.

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

     The Company's cumulative costs of the Year 2000 project through the third quarter of 1999 have been approximately $100,000. After capitalization of purchased software and hardware, this represents 3.1% of the annual information systems budget. This includes costs to upgrade equipment specifically for the purpose of Year 2000 compliance and certain administrative expenditures. After capitalization of purchased software and hardware, this represents 5.6% of the annual information systems budget. No additional material expenditures on the Year 2000 project are anticipated at this time. At the present time, no situations have been identified that will require material cost expenditures to become fully compliant or that will cause the Company to be non-compliant. However, the Year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

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

                                    TABLE I
                   NET INTEREST INCOME ANALYSIS (UNAUDITED)
                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                        Three Months Ended September 30,
                                                  ------------------------------------------------------------------------------
                                                                  1999                                   1998
                                                  --------------------------------        --------------------------------------
                                                    Average                                Average
                                                  Outstanding   Interest    Yield/        Outstanding   Interest        Yield/
                                                    Balance   Earned/Paid   Rate            Balance    Earned/Paid       Rate
                                                  --------------------------------        --------------------------------------
                                                                                (Dollars in Thousands)
Interest-earning assets:
   Loans receivable (1)                             $267,110     $5,214      7.74%         $246,085        $5,075        8.18%
   Mortgage-backed securities (2)                     19,409        296      6.05%           22,072           328        5.90%
   Investments securities (3)                         67,466        989      5.82%           65,928         1,050        6.32%
   Other interest-earning assets                      15,733        209      5.27%           35,903           489        5.40%
   FHLB stock                                          1,811         30      6.57%            1,856            31        6.63%
                                                 -----------  ---------                 -----------     ---------
Total interest-earning assets                        371,529      6,738      7.20%          371,844         6,973        7.44%
                                                 -----------  ---------                 -----------     ---------
Other assets                                          31,566                                 33,240
                                                 -----------                            -----------
Total assets                                        $403,095                               $405,084
                                                 ===========                            ===========

Interest-bearing liabilities:
   Certificate accounts                             $209,560      2,757      5.22%         $207,904         2,952        5.63%
   Savings deposits                                   61,949        381      2.44%           60,089           412        2.72%
   Demand and NOW deposits                            74,148        432      2.31%           72,847           470        2.56%
   Borrowings                                         17,500        235      5.33%           22,900           311        5.39%
                                                 -----------  ---------                 -----------     ---------
Total interest-bearing liabilities                   363,157      3,805      4.16%          363,740         4,145        4.52%
                                                 -----------  ---------                 -----------     ---------
Other liabilities                                      2,052                                 1,822
                                                 -----------                            ----------
Total liabilities                                    365,209                               365,562
                                                 -----------                            ----------
Stockholders' equity                                  37,886                                39,522
                                                 -----------                            ----------
Total liabilities and
  stockholders' equity                              $403,095                               $405,084
                                                 ===========                            ===========
Net interest income                                              $2,933                                    $2,828
                                                               ========                                 =========
Net interest rate spread                                                     3.04%                                        2.92%
                                                                             =====                                        =====
Net earning assets                                    $8,372                                 $8,104
                                                 ===========                            ===========
Net yield on average interest-
 earning assets (net interest
 margin)                                                                     3.13%                                       3.02%
                                                                             =====                                       =====
Average interest-earning assets to
 average interest-bearing liabilities                            102.31%                                   102.23%
                                                                 =======                                   =======

(1) Calculated including loans held for sale, and net of deferred loan fees, loan discounts, loans in process and the allowance for losses on loans,
(2)  Calculated including mortgage-backed securities available-for-sale.
(3) Calculated including investment securities available-for-sale and certificates of deposit.

                                   TABLE II
                   NET INTEREST INCOME ANALYSIS (UNAUDITED)
                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                           Nine Months Ended September 30,
                                                 -----------------------------------------------------------------------------
                                                                1999                                      1998
                                                 --------------------------------      ---------------------------------------
                                                   Average                                Average
                                                 Outstanding  Interest     Yield/       Outstanding     Interest        Yield/
                                                   Balance   Earned/Paid    Rate          Balance      Earned/Paid       Rate
                                                 --------------------------------      ---------------------------------------
                                                                                (Dollars in Thousands)
Interest-earning assets:
   Loans receivable (1)                            $259,792    $15,210      7.83%          $248,713       $15,362        8.26%
   Mortgage-backed securities (2)                    19,385        826      5.70%            25,818         1,230        6.37%
   Investments securities (3)                        71,256      3,130      5.87%            58,747         2,737        6.23%
   Other interest-earning assets                     24,384        876      4.80%            34,266         1,323        5.16%
   FHLB stock                                         1,807         87      6.44%             1,856            92        6.63%
                                                -----------  ---------                  -----------    ----------
Total interest-earning assets                       376,624     20,129      7.15%           369,400        20,744        7.51%
                                                -----------  ---------                  -----------    ----------
Other assets                                         31,848                                  28,086
                                                -----------                             -----------
Total assets                                       $408,472                                $397,486
                                                ===========                             ===========

Interest-bearing liabilities:
   Certificate accounts                            $209,483      8,298      5.30%          $202,757         8,542        5.63%
   Savings deposits                                  61,857      1,130      2.44%            58,853         1,192        2.71%
   Demand and NOW deposits                           74,900      1,263      2.25%            69,971         1,335        2.55%
   Borrowings                                        20,740        836      5.39%            23,969           980        5.47%
                                                -----------  ---------                  -----------    ----------
Total interest-bearing liabilities                  366,980     11,527      4.20%           355,550        12,049        4.53%
                                                -----------  ---------                  -----------    ----------
Other liabilities                                     2,818                                   3,075
                                                -----------                              ----------
Total liabilities                                   369,798                                 358,625
                                                -----------                              ----------
Stockholders' equity                                 38,674                                  38,861
                                                -----------                              ----------
Total liabilities and
  stockholders' equity                             $408,472                                $397,486
                                                ===========                             ===========
Net interest income                                             $8,602                                     $8,695
                                                             =========                                  =========
Net interest rate spread                                                    2.95%                                        2.98%
                                                                            =====                                        =====
Net earning assets                                   $9,644                                 $13,850
                                                ===========                             ===========
Net yield on average interest-
 earning assets (net interest
 margin)                                                                    3.05%                                        3.15%
                                                                            =====                                        =====
Average interest-earning assets to
 average interest-bearing liabilities                           102.63%                                    103.90%
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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

Item 5.  OTHER INFORMATION - None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits - Exhibit 27 - Financial Data Schedule

         Reports  on Form 8-K - None.

                                       21

                             KANKAKEE BANCORP, INC.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              KANKAKEE BANCORP, INC.
                                              Registrant




Date:        November 8, 1999                 /s/ MICHAEL A. STANFA
       --------------------------             --------------------------------
                                              Executive Vice President



Date:        November 8, 1999                 /s/ RONALD J. WALTERS
       --------------------------             --------------------------------
                                              Vice President and Treasurer
                                              (Principal Financial
                                              and Accounting Officer)