Form 10-K405
period 1999-12-31
KANKAKEE BANCORP INC
filed 2000-03-24
CIK 891523

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             --------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1999

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


          Securities Registered Pursuant to Section 12(b) of the Act:
                                                  Name of Each Exchange
                Title of Each Class               on which Registered
                -------------------               ------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

================================================================================

     As of March 1, 2000, the Registrant had issued and outstanding 1,236,383 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2000, was $23,543,038.*



                      DOCUMENTS INCORPORATED BY REFERENCE

     PARTS II and IV of Form 10-K--Portions of the 1999 Annual Report to Stockholders.
     PART III of Form 10-K--Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders.



---------------------------

* Based on the last reported price ($21.50) of an actual transaction in the Registrant's Common Stock on March 1, 2000, and reports of beneficial ownership filed by directors and executive officers of the Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of the Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of the Registrant's Common Stock.

                            KANKAKEE BANCORP, INC.

                        1999 ANNUAL REPORT ON FORM 10-K

                               Table of Contents

                                                                     Page Number
                                                                     -----------

                                    PART I

Item    1.  Business.......................................................... 4
Item    2.  Properties........................................................47
Item    3.  Legal Proceedings.................................................48
Item    4.  Submission of Matters to a Vote of Security Holders...............48

                                    PART II

Item    5.  Market for the Registrant's Common Stock and Related
             Security Holder Matters..........................................48
Item    6.  Selected Financial Data...........................................48
Item    7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................48
Item   7a.  Quantitative and Qualitative Disclosures About Market Risk........48
Item    8.  Financial Statements and Supplementary Data.......................49
Item    9.  Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure..............................49

                                    PART III

Item   10.  Directors and Executive Officers of the Registrant................49
Item   11.  Executive Compensation............................................50
Item   12.  Security Ownership of Certain Beneficial Owners and
             Management.......................................................50
Item   13.  Certain Relationships and Related Transactions....................50
Item   14.  Exhibits, Financial Statement Schedules, and Reports on 8-K.......52

Form 10-K Signature Page......................................................53

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

     The Bank serves the financial needs of families and local businesses in its primary market areas through its main office located at 310 S. Schuyler Avenue, Kankakee, Illinois and fourteen branch offices located in the communities of Ashkum, Bourbonnais, Bradley, Braidwood, Champaign, Coal City (2), Diamond, Dwight, Herscher, Hoopeston, Manteno, Momence and Urbana, Illinois. At December 31, 1999, the Company had consolidated assets of $404.7 million, deposits of $355.0 million and stockholders' equity of $36.2 million.

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

     Kankakee is located approximately 35 miles south of the metropolitan Chicago area. The metropolitan Kankakee area has a population of just under 60,000 and has experienced a slight decrease in population since 1990. Kankakee County has a mixed agricultural and industrial economy with the largest number of residents employed in the agricultural, health care, food processing, chemical and retail redistribution industries. Major employers include Riverside HealthCare, Provena St. Mary's Hospital, Shapiro Development Center, the Baker and Taylor Company, CIGNA Companies, Armstrong World Industries, Aventis Behring, Bunge Edible Oil Corporation, Cognis Corporation, KMART Corporation Distribution Center and Sears Logistics Services, Inc.

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

     Coal City is located approximately 30 miles northwest of Kankakee in Grundy County, Illinois. Braidwood is located approximately 25 miles northwest of Kankakee in Will County, Illinois. Coal City, Braidwood and their surrounding communities have a population of 12,000 residents. As bedroom communities of the south Chicago suburbs, the economy in this region is a mix of agricultural, industrial and service-based businesses. Large corporate employers such as ComEd, with its Braidwood and Dresden nuclear power plants and Collins Station, Amoco, Equistar Chemicals, Reichhold Chemicals, Mobil and Caterpillar are within short driving distances.

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

                                                                             December 31,
                               -------------------------------------------------------------------------------------------------
                                      1999                1998                1997                1996                1995
                               -----------------   -----------------   -----------------   -----------------   -----------------
                                 Amount  Percent     Amount  Percent     Amount  Percent     Amount  Percent     Amount  Percent
                                 ------  -------     ------  -------     ------  -------     ------  -------     ------  -------
Real Estate Loans                                                       (Dollars in thousands)
-----------------
  One-to-four family.......... $165,089    56.61%  $159,956    59.23%  $157,764    58.22%  $149,544    54.74%  $147,007    54.28%

  Multi-family................    8,923     3.06      5,556     2.06      7,480     2.76     14,172     5.19     14,475     5.35

  Commercial..................   28,869     9.90     21,291     7.88     20,881     7.71     28,721    10.51     28,273    10.44


  Construction or
   development................   14,235     4.88     13,938     5.16      9,004     3.32      5,525     2.02      8,248     3.05

  Mortgage-backed
   securities and parti-
   cipation certificates......   17,600     6.03     18,746     6.94     28,503    10.52     34,713    12.71     36,481    13.47
                               --------    -----   --------    -----   --------    -----   --------    -----   --------    -----

    Total real estate loans
     and mortgage-backed
     securities...............  234,716    80.48    219,487    81.27    223,632    82.53    232,675    85.17    234,484    86.59
                               --------    -----   --------    -----   --------    -----   --------    -----   --------    -----
Other Loans:
------------

  Consumer Loans:

   Deposit account............      788     0.27        827     0.31        820     0.30        588     0.21        745     0.27

   Student....................      151     0.05        231     0.09        825     0.30        918     0.34      1,151     0.43


                                                                         December 31,
                               -------------------------------------------------------------------------------------------------
                                     1999                1998                1997                1996                1995
                               -----------------   -----------------   -----------------   -----------------   -----------------
                                 Amount  Percent     Amount  Percent     Amount  Percent     Amount  Percent     Amount  Percent
                               --------  -------   -------- --------   -------- --------   -------- --------   -------- --------
    Automobile.................   5,541     1.90      3,830     1.42      4,476     1.65      4,033     1.48      3,219     1.19

    Home equity................  17,028     5.84     17,215     6.37     16,795     6.20     14,166     5.19     12,847     4.74

    Home improvement...........       2     0.00          7     0.00         13     0.00         56     0.02        208     0.08

    Mobile home................   2,158     0.74      2,826     1.05      3,293     1.22      3,161     1.16      3,122     1.15

    Credit cards...............   1,286     0.44      1,376     0.51      1,534     0.57      1,705     0.62      1,870     0.69

    Personal...................   7,946     2.73      6,900     2.55      7,407     2.73      5,942     2.17      3,919     1.45
                               --------   ------   --------   ------   --------   ------   --------   ------   --------    -----
      Total consumer loans.....  34,900    11.97     33,212    12.30     35,163    12.97     30,569    11.19     27,081    10.00

Commercial business loans......  22,013     7.55     17,365     6.43     12,185     4.50      9,943     3.64      9,246     3.41
                               --------   ------   --------   ------   --------   ------   --------   ------   --------    -----
    Total other loans..........  56,913    19.52     50,577    18.73     47,348    17.47     40,512    14.83     36,327    13.41
                               --------   ------   --------   ------   --------   ------   --------   ------   --------    -----
Total loans and mortgage-
  backed securities
  receivable................... 291,629   100.00%   270,064   100.00%   270,980   100.00%   273,187   100.00%   270,811   100.00%
                                -------   ======    -------   ======    -------   ======    -------   ======    -------   ======

Less:
-----
  Loans in process.............   1,394               1,671               1,121               1,726                 957

  Deferred fees and
    discounts..................     104                 129                 176                 425                 517

  Allowance for losses
    on loans...................   2,171               2,375               2,130               2,360               2,388
                                  -----               -----               -----               -----               -----

  Total loans and mortgage-
    backed securities
    receivable, net............$287,960            $265,889            $267,553            $268,676            $266,949
                               ========            ========            ========            ========             =======

     The following table shows the composition of the Company's loan and mortgage-backed securities portfolios by fixed and adjustable rate at the dates indicated. Loans held for sale are included primarily as fixed-rate one-to-four family residential loans.

                                                                         December 31,
                               -------------------------------------------------------------------------------------------------
                                     1999                1998                1997                1996                1995
                               -----------------   -----------------   -----------------   -----------------   -----------------
                                 Amount  Percent     Amount  Percent     Amount  Percent     Amount  Percent     Amount  Percent
                               --------  -------   -------- --------   -------- --------   -------- --------   -------- --------
Fixed-Rate Loans and                                                 (Dollars in thousands)
Mortgage-Back Securities
------------------------
  Real estate:

    One-to-four family....... $83,407    28.60%   $75,352    27.90%   $56,908    21.00%   $50,758    18.58%  $51,620    19.06%

    Multi-family.............     693     0.24        390     0.14        ---      ---        ---      ---       ---      ---

    Commercial...............   7,664     2.63      2,076     0.77      1,392     0.51      3,520     1.29     6,128     2.26

    Construction or
      development............   2,380     0.82      2,708     1.00      1,711     0.63        690     0.25     1,583     0.58

  Mortgage-backed securities.  11,731     4.02      9,296     3.44     12,502     4.61     17,489     6.40    18,341     6.77
                             --------   ------   --------   ------   --------   ------   --------   ------   -------    -----

  Total real estate loans
   and mortgage-backed
      securities............. 105,875    36.31     89,822    33.25     72,513    26.75     72,457    26.52    77,672    28.67

Consumer.....................  18,826     6.46     19,087     7.07     19,918     7.35     17,065     6.25    14,876     5.49

Commercial business..........  11,215     3.85      8,020     2.97      3,005     1.11      2,867     1.05     2,665     0.98
                             --------   ------   --------   ------   --------   ------   --------   ------   -------    -----

  Total fixed-rate loans
  and  mortgage-backed
    securities............... 135,916    46.62    116,929    43.29     95,436    35.21     92,389    33.82    95,213    35.14
                             --------   ------   --------   ------   --------   ------   --------   ------   -------   ------

Adjustable-Rate Loans and
Mortgage-Backed Securities
--------------------------
  Real estate:
    One-to-four family.......  81,682    28.01     84,604    31.33    100,856    37.22     98,786    36.16    95,387    35.22

                                                                              December 31,
                                    ----------------------------------------------------------------------------------------------
                                         1999                1998                1997                1996               1995
                                    ---------------     ---------------     ---------------     ---------------    ---------------
                                    Amount  Percent     Amount  Percent     Amount  Percent     Amount  Percent    Amount  Percent
                                    ------  -------     ------  -------     ------  -------     ------  -------    ------  -------
  Multi-family...................    8,230     2.82      5,166     1.92      7,480     2.76     14,172     5.19    14,475     5.35

  Commercial.....................   21,205     7.27     19,215     7.11     19,489     7.19     25,201     9.22    22,145     8.18

  Construction or
   development...................   11,855     4.06     11,230     4.16      7,293     2.69      4,835     1.77     6,665     2.47

  Mortgage-backed securities.....    5,869     2.01      9,450     3.50     16,001     5.91     17,224     6.31    18,140     6.70
                                   -------   ------    -------   ------    -------   ------    -------   ------   -------   ------
   Total real estate loans
    and mortgage-backed
    securities...................  128,841    44.17    129,665    48.02    151,119    55.77    160,218    58.65   156,812    57.92

Consumer.........................   16,074     5.51     14,125     5.23     15,245     5.63     13,504     4.94    12,205     4.51

Commercial business..............   10,798     3.70      9,345     3.46      9,180     3.39      7,076     2.59     6,581     2.43
                                   -------   ------    -------   ------    -------   ------    -------   ------   -------   ------
  Total adjustable-rate loans
   and mortgage-backed
   securities....................  155,713    53.38    153,135    56.71    175,544    64.78    180,798    66.18   175,598    64.86
                                   -------   ------    -------   ------    -------   ------    -------   ------   -------   ------
  Total loans and mortgage-
   backed securities.............  291,629   100.00%   270,064   100.00%   270,980   100.00%   273,187   100.00%  270,811   100.00%
                                   -------   ======    -------   ======    -------   ======    -------   ======   -------   ======

Less:

  Loans in process...............    1,394               1,671               1,121               1,726                957

  Deferred fees and discounts....      104                 129                 176                 425                517

  Allowance for losses on loans..    2,171               2,375               2,130               2,360              2,388
                                   -------             -------             -------             -------            -------
   Total loans and mortgage-
    backed securities
    receivable, net.............. $287,960            $265,889            $267,553            $268,676           $266,949
                                  ========            ========            ========            ========           ========

     The following schedule illustrates the interest rate sensitivity of the Company's loan and mortgage-backed securities portfolio at December 31, 1999. Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract matures. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                Real Estate
                              ---------------------------------------------------------------------------------
                              One-to-four family and
                                  Mortgage-Backed             Multi-family and              Construction or
                                    Securities                  Commercial                    Development
                              -----------------------      ----------------------        ----------------------
                                             Weighted                    Weighted                      Weighted
                                             Average                     Average                       Average
                              Amount           Rate        Amount          Rate          Amount          Rate
                              ------         --------      ------        --------        ------        --------
Due During Twelve                                          (Dollars in thousands)
Month Periods
Ending
December 31,
------------
2000(1)..................... $  1,328          8.33%       $ 6,756         8.67%         $11,597         9.01%
2001 and 2002...............    2,223          8.66          1,793         8.83            1,133         9.02
2003 and 2004...............    2,450          8.05          4,064         7.95              109         8.75
2005 and 2009...............   24,792          7.09          7,479         8.56              413         8.19
2010 and 2024...............   97,212          6.95         15,760         8.15              983         7.40
2025 and following..........   54,684          7.22          1,940         8.70                -            -
                             --------                      -------                       -------
  Total..................... $182,689                      $37,792                       $14,235
                             ========                      =======                       =======

                                                                Commercial
                                    Consumer                     Business                        Total
                              -----------------------      ----------------------        ----------------------
                                             Weighted                    Weighted                      Weighted
                                             Average                     Average                       Average
                              Amount           Rate        Amount          Rate          Amount          Rate
                              ------         --------      ------        --------        ------        --------
Due During Twelve
Month Periods
Ending
December 31,
2000(1)..................... $ 3,601            12.14%    $13,003            8.70%     $ 36,285            9.12%
2001 and 2002...............   7,351             9.43       3,872            8.64        16,372            9.04
2003 and 2004...............  15,167             8.57       3,183            8.58        24,973            8.42
2005 and 2009...............   7,993             7.50         499            7.31        41,176            7.45
2010 and 2024...............     788            10.04       1,456            8.27       116,199            7.15
2025 and following..........       -                -           -               -        56,624            7.27
                             -------                      -------                      --------
  Total..................... $34,900                      $22,013                      $291,629
                             =======                      =======                      ========

-----------------------------
(1)  Includes demand loans and loans having no stated maturity.

     As of December 31, 1999, the total amount of loans and mortgage-backed securities due after December 31, 2000, which had predetermined interest rates was $123.7 million, while the total amount of loans and mortgage-backed and related securities due after such date which had floating or adjustable interest rates was $131.6 million.

     Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" market value or 30% for certain residential development loans). At December 31, 1999, the Bank's regulatory loan-to-one borrower limit was $4.7 million. On the same date, the Bank's largest total of loans to one borrower was $4.4 million.

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

     One-to-Four Family Residential Real Estate Lending. The cornerstone of the Company's lending program is the origination of loans secured by mortgages on owner-occupied one-to-four family residences. At December 31, 1999, $165.1 million, or 56.6% of the Company's loan and mortgage-backed securities portfolio, consisted of loans secured by one-to-four family residences. At that date, the average outstanding residential loan balance was approximately $52,300 and the largest outstanding residential loan had a book value of $871,000. Substantially all of the residential loans originated by the Company are secured by properties located in the Company's primary market areas.

     In order to reduce its exposure to changes in interest rates, the Company originates Adjustable Rate Mortgages ("ARM"), subject to market conditions and consumer preference. The Company continues to originate long term fixed-rate residential loans. Through the end of 1999, the Company sold substantially all of such loans in the secondary market, except its fixed-rate residential loans having terms of 20 years or less, and which met predetermined minimum interest rates, as was consistent with its asset/liability management objectives. Currently, the Company is retaining all fixed-rate one-to-four family residential loans it originates, except for Federal Housing Administration and Veterans' Administration loans.

     Most of the Company's fixed-rate loans are originated with terms which conform to secondary market standards (i.e., Freddie Mac standards). Most of the Company's fixed-rate residential loans have contractual terms to maturity of 15 to 30 years. Under the Company's current policy, the Company retains most of the fixed-rate loans that it originates. Through the end of 1999, the Company sold, with servicing retained, most of the fixed-rate loans it originated, except for loans with terms of 20 years or less which met, or exceeded, certain predetermined minimum interest rates. The predetermined minimum interest rate was evaluated on a regular basis and adjusted, as necessary. At December 31, 1999, the Company had $67.1 million of 15 year fixed-rate residential loans and $16.3 million of 30 year fixed-rate residential loans in its portfolio.

     The Company offers ARM loans at rates, terms and fees determined in accordance with market and competitive factors. The Company's current one-to-four family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the ARMs originated by the Company are subject to adjustment at stated intervals based on a margin over a specified index and are subject to annual as well as lifetime adjustment limits. The Company's current ARMs do not permit negative amortization of principal and carry no prepayment penalty. At December 31, 1999, the Company had $37.2 million, $3.4 million, and $41.1 million of one-year, three-year and five-year ARMs, respectively.

     The Company's delinquency experience on its ARMs has generally been similar to that on fixed-rate residential loans. Of the $630,000 of one-to-four family loans delinquent 60 days or more at December 31, 1999, $490,000 (or 0.3% of one-to-four family loans) consisted of ARMs and $140,000 (or 0.1% of the Company's one-to-four family loans) represented fixed-rate loans.

     The Company evaluates both the borrower's ability to make principal, interest and escrow payments and the value of the property that will secure the loan. The Company originates residential mortgage loans with loan-to-value ratios generally up to 95% except for a program applicable to first time home buyers where this ratio can go up to 97% with private mortgage insurance and/or other collateral. On any mortgage loan exceeding an 80% loan-to-value ratio at the time of origination, the Company generally requires private mortgage insurance in an amount intended to reduce the Company's exposure to 80% or less of the appraised value of the underlying property.

     In September 1999, the Company announced a $30,000 grant program to assist qualified first-time home buyers in purchasing owner-occupied single-family homes in the Company's market areas. The program provides one-time grants of up to $1,000 to assist qualified applicants who meet low-to-moderate income guidelines.

     The Company, on occasion, originates loans in excess of $240,000 (the Freddie Mac maximum during 1999). As of December 31, 1999, the Company had 41 residential mortgage loans having an aggregate balance of $12.7 million with original balances in excess of $240,000

("Jumbo Loans"). The Company's historical delinquency experience on its Jumbo Loans has been excellent.

     The Company is an approved one-to-four family lender for both the Federal Housing Administration ("FHA") and the Veterans' Administration ("VA"). The Company sells, with servicing released, all FHA and VA loans it originates to other investors. During 1999, eight such loans totaling $505,000 were originated and sold. Borrowers are notified at the time of application that their loan will be sold to, and serviced by, a party other than the Company.

     Multi-Family and Commercial Real Estate Lending. The Company also makes multi-family and commercial real estate loans in its primary market areas. At December 31, 1999, the Company had $37.8 million in multi-family and commercial real estate loans, representing 13.0% of the Company's total loan and mortgage-backed securities portfolio. Included in such loans were $1.1 million of participation interests in multi-family and commercial real estate loans which were purchased from other lenders.

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

     The table below sets forth by type of property taken as collateral, the number, loan amount and outstanding balance of the Company's multi-family and commercial real estate loans (including purchased loan participations) at December 31, 1999 and the amounts of such loans which were non-performing or "of concern" at December 31, 1999. The amounts shown do not reflect allowances for losses.

                                      Original  Outstanding      Amount
                             Number     Loan     Principal   Non-Performing
                            of Loans   Amount     Balance    or of Concern
                            --------  --------  -----------  --------------
                                        (Dollars in thousands)
Multi-family residential...       22   $10,464      $ 8,924          $1,106
Improved real estate.......       19    10,088        4,174           1,779
Churches...................       17     3,739        2,903             ---
Agricultural related.......       14     1,198        1,090              20
Industrial and warehouse...       49    20,119       12,250              69
Retail.....................       20     6,651        4,202              80
Office.....................        8     1,697        1,285             ---
Other......................       36     3,263        2,964             ---
                                 ---   -------      -------          ------
   Total...................      185   $57,219      $37,792          $3,054
                                 ===   =======      =======          ======

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

     The following table presents information regarding the Bank's multi-family and commercial real estate loan participations at December 31, 1999. At December 31, 1999, the Bank had $424,000 of purchased loans and participation interests in one-to-four family loans.

                                                                                                           Amount
                                                             Original      Outstanding     Unfunded         Non-
                                Month of    Original Loan  Participation   Balance at    Commitment at   Performing
  Type of Security/Location    Origination     Amount         Amount      Dec. 31, 1999  Dec. 31, 1999  or of Concern
-----------------------------  -----------  -------------  -------------  -------------  -------------  -------------
                                               (Dollars in thousands)
Apartment buildings:
  Everett, Washington             09/12/86         $5,500         $1,375         $1,106            ---         $1,106
                                                                                 ======                        ======

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

     At December 31, 1999, the Company had $22.0 million in commercial business loans outstanding (representing 7.6% of the Company's total loan and mortgage-backed securities portfolio) with additional commercial business loan commitments totaling $6.3 million, most of which were undrawn lines of credit. In addition, at December 31, 1999, the Company had seventeen letters of credit outstanding, in an aggregate amount of $2.1 million. Most of the Company's commercial business loans have terms to maturity of five years or less and adjustable or floating interest rates. At December 31, 1999, the Company had fifteen commercial business loans with balances of $250,000 or more, in an aggregate amount of $8.1 million.

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

     The following table sets forth information regarding the number and amount of the Company's commercial business loans and the amounts of such loans which were non-performing and "of concern" as of December 31, 1999.

                                                        Total     Outstanding      Amount
                                             Number      Loan      Principal   Non-Performing
                                            of Loans  Commitment    Balance    or of Concern
                                            --------  ----------  -----------  --------------
                                                         (Dollars in thousands)
Secured Loans:
 Accounts receivable......................         9     $ 1,165      $ 1,140             $18
 Inventory................................         5       6,206          590             ---
 Equipment................................        66       4,335        3,078               5
 Other business assets....................        34       5,568        3,783             ---
 Stocks and bonds.........................        15       1,277        1,239             ---
 Heavy duty vehicles......................        92       5,418        4,293             ---
 Other motor vehicles.....................        22       1,244          701              29
 Crops....................................         5       2,038          855             ---
 Stand-by letters of credit...............         5       1,676          ---             ---
 Beneficial interest in real estate trust.        29       6,392        4,350             ---
Unsecured loans...........................        71       2,886        1,984             ---
Unsecured stand-by letters of credit......        12         417          ---             ---
                                                 ---     -------      -------             ---
 Total commercial business loans..........       365     $38,622      $22,013              52
                                                 ===     =======      =======             ===

     Consumer Lending. Management believes that offering consumer loan products helps to expand the Company's customer base and to create stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and/or adjustable-rates and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. The Company currently originates substantially all of its consumer loans in its market areas. At December 31, 1999, the Company's consumer loans totaled $34.9 million or 12.0% of the Company's loan and mortgage-backed securities portfolio.

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

     The Company offers mobile home loans in order to provide affordable housing. All of the Company's mobile home loans have been originated with fixed-rates of interest and are generally made in amounts of up to a maximum of 90% of the buyer's cost. As of December 31, 1999, mobile home loans totaled $2.2 million or approximately 0.7% of the Company's gross loan and mortgage-backed securities portfolio.

     The Company also offers student loans in compliance with the guidelines established by the Federal Family Education Loan Program. Historically, such loans were 100% guaranteed as to principal and interest by the Illinois Student Assistance Commission. Loans originated after October 1, 1993, however, are 100% guaranteed as to interest and 98% guaranteed as to principal. As of December 31, 1999, the Company held $151,000 of such loans, which represents 0.1% of the Company's loan and mortgage-backed securities portfolio.

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

     Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. The greater risk inherent in consumer loans has been emphasized by recent nationwide increases in personal bankruptcies. Although the level of delinquencies in the Company's consumer loan portfolio has generally been low (at December 31, 1999, $388,000, or approximately 1.1% of the consumer loan portfolio was 90 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

     Construction Lending. Historically, construction lending was a relatively minor part of the Company's business activities. However, in light of the economic recovery in its principal market areas and in order to increase the yield on, and the proportion of, interest rate sensitive loans in its portfolio and to provide more comprehensive financial services to families and community businesses within its market areas, the Company expanded its construction lending. At December 31, 1999, the Company had $2.0 million of residential construction loans and $588,000 of lot loans to borrowers intending to live in the properties upon completion of construction.

     On occasion, the Company also originates construction loans to builders and developers for the construction of one-to-four family residences, multi-family residences and commercial real estate and the acquisition and development of one-to-four family lots in the Company's primary market areas. Construction loans to builders of one-to-four family residences generally carry terms of up to one year and may provide for the payment of interest and loan fees from loan proceeds. At December 31, 1999, the Bank had approximately $3.4 million in loans to builders of residences, and $4.5 million in loans on commercial construction. In addition, on the same date, the Company had $3.7 million of subdivision loans to developers for the development of one-to-four family lots.

     Most of the Company's construction loans have been originated with fixed rates and terms of 12 months or less. Construction loans to owner occupants are generally made in amounts of up to a maximum loan-to-value ratio of 80% (75% in the case of commercial real estate). The Company's construction loans to persons other than owner occupants generally involve larger principal balances than do its one-to-four family residential loans. At December 31, 1999, only six of the Company's construction loans had a principal balance in excess of $500,000. The total principal balances of these loans was $7.2 million.

     The table below sets forth the number and amount of the Company's construction loans at December 31, 1999, by type of security property.

                                                Total     Outstanding      Amount
                                     Number      Loan      Principal   Non-Performing
                                    of Loans  Commitment    Balance    or of Concern
                                    --------  ----------  -----------  --------------
                                                 (Dollars in thousands)
One-to-four family residential.....       23     $ 9,576      $ 5,212           $ ---
Multi-family residential...........        1         540          540             ---
Land acquisition and development...       38      10,651        6,849             ---
Church.............................        2         202          190             ---
Retail and Industrial..............        4       1,462        1,444             ---
                                          --     -------      -------           -----
     Total.........................       68     $22,431      $14,235           $ ---
                                          ==     =======      =======           =====

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

     Through the end of 1999, the Company sold a majority of its 30-year, fixed-rate loan production in the secondary market. In addition, the Company sold a portion of its newly originated conventional 15-year, fixed-rate residential mortgage loans and conventional 20-year, fixed-rate residential mortgage loans bearing an interest rate of less than a specified level, with servicing retained. The specified rate level was evaluated on a regular basis and adjusted, as necessary. The Company's sales during recent years have been made through sales contracts entered into after the Company has committed to fund the loan. When loans are designated for sale, the Company attempts to limit interest rate risk created by forward commitments by limiting the number of days between the commitment and closing, charging fees for commitments and limiting the amounts of its uncovered commitments outstanding at any one time.

     When loans have been sold, the Company virtually always retains the responsibility for servicing such loans. At December 31, 1999, excluding mortgage-backed securities, approximately $1.8 million of the Company's loan portfolio consisting of purchased loans and purchased participations was serviced by others and the Company serviced $70.5 million of loans for others. During the year ended December 31, 1999, the Company received fee income of $186,000 in connection with loans serviced for others.

     The following table shows the loan origination, purchase and repayment activities of the Company for the periods indicated.


                                                    Year Ended December 31,
                                               -------------------------------
                                                   1999       1998       1997
                                                   ----       ----       ----
                                                     (Dollars in thousands)
Originations By Type:
---------------------
  Adjustable-Rate:
    Real estate - one-to-four family...........  $ 15,318   $ 17,315   $20,180
                - multi-family.................         -         99         -
                - commercial...................    23,884     17,434     8,911
    Non-real estate - consumer.................    12,976     12,930    16,521
                  - commercial business........    16,304     12,531     8,085
                                                 --------   --------   -------
          Total adjustable-rate................    68,482     60,309    53,697
                                                 --------   --------   -------
  Fixed-Rate:
    Real estate - one-to-four family...........    29,516     62,295    20,354
                - multi-family.................         -          -         -
                - commercial...................     6,104      3,204     3,757
    Non-real estate - consumer.................    14,600      9,672    13,470
                  - commercial business........    14,806      7,244     2,870
                                                 --------   --------   -------
          Total fixed-rate.....................    65,026     82,415    40,451
                                                 --------   --------   -------
          Total loans originated...............   133,508    142,724    94,148
                                                 --------   --------   -------

Purchases:
----------
  Real estate - one-to-four family.............         -          -         -
              - commercial.....................     1,366          -       260
  Non-real estate - consumer...................         -          -         -
                - commercial business..........         -        300     1,920
  Loans acquired with CCNB.....................         -     17,958         -
                                                 --------   --------   -------
           Total loans.........................     1,366     18,258     2,180
  Mortgage-backed securities...................     6,992      8,772         -
  Mortgage-backed securities
        acquired with CCNB.....................         -        286         -
                                                 --------   --------   -------
           Total purchased.....................     8,358     27,316     2,180
                                                 --------   --------   -------

Sales and Repayments:
---------------------
Sales:
  Real estate - one-to-four family.............     9,587     35,654     6,565
              - commercial.....................     1,050        191         -
  Non-real estate - consumer...................       365      1,089       493
                - commercial business..........         -          -         -
                                                 --------   --------   -------
          Total loans..........................    11,002     36,934     7,058
  Mortgage-backed securities...................         -          -         -
                                                 --------   --------   -------
          Total sales..........................    11,002     36,934     7,058
  Principal repayments.........................   107,671    133,538    89,386
                                                 --------   --------   -------
          Total reductions.....................   118,673    170,472    96,444
                                                 --------   --------   -------
  Decrease in other items, net.................    (1,628)      (484)   (2,091)
                                                 --------   --------   -------
          Net increase (decrease)..............  $ 21,565   $   (916)  $(2,207)
                                                 ========   ========   =======

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

     The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of type at December 31, 1999.


                                           Loans Delinquent For:
                             -----------------------------------------------------     Total 60 Days or More
                                60-89 Days                  90 Days and Over                 Delinquent
                             -------------------         -------------------------  ------------------------------
                                              Percent                     Percent                         Percent
                                              of Loan                     of Loan                         of Loan
                             Number  Amount   Category   Number  Amount  Category   Number    Amount      Category
                             ------  ------   --------   ------  ------  ---------  ------  -----------   --------
                                                         (Dollars in thousands)
Real Estate:
  One-to-four family........      4    $157       0.10%      11  $  473      0.29%      15       $  630       0.39%
  Multi-family..............     --      --         --       --      --        --       --           --         --
  Commercial................     --      --         --        4     887      3.07        4          887       3.07
  Construction and
    development.............     --      --         --       --      --        --       --           --         --

Consumer....................     18     202       0.58       39     388      1.11       57          590       1.69
Commercial business.........     --      --         --       --      --        --       --           --        ---
                                ---    ----                 ---  ------                ---       ------
       Total................     22    $359       0.13       54  $1,748      0.64       76       $2,107       0.77
                                ===    ====                 ===  ======                ===       ======


     The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of type at December 31, 1998.

                                           Loans Delinquent For:
                             -----------------------------------------------------     Total 60 Days or More
                                60-89 Days                  90 Days and Over                 Delinquent
                             -------------------         -------------------------  ------------------------------
                                              Percent                     Percent                         Percent
                                              of Loan                     of Loan                         of Loan
                             Number  Amount   Category   Number  Amount  Category   Number    Amount      Category
                             ------  ------   --------   ------  ------  ---------  ------  -----------   --------
                                                         (Dollars in thousands)
Real Estate:
  One-to-four family.......      10    $505       0.32%      16  $  606      0.38%      26       $1,111       0.70%
  Multi-family.............      --      --         --       --      --        --       --           --         --
  Commercial...............       2      68       0.32        7     306      1.44        9          374       1.76
  Construction and
    development............      --      --         --       --      --        --       --           --         --

Consumer...................      17     122       0.37       52     438      1.32       69          560       1.69
Commercial business........      --      --         --        4     131      0.75        4          131       0.75
                                ---    ----                 ---  ------                ---       ------
       Total...............      29    $695       0.28       79  $1,481      0.59      108       $2,176       0.87
                                ===    ====                 ===  ======                ===       ======

     Classification of Assets. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. The regulations have also created a Special Mention category, consisting of assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for losses on loans. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for losses on loans in the amount of 100% of the portion of the asset classified Loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the Regional Director of the OTS. On the basis of management's review of its assets, at December 31, 1999, on a net basis, the Company had classified $2.3 million of its assets as Special Mention, $2.5 million as Substandard and $50,000 as Loss. No assets were classified as Doubtful at December 31, 1999. The Company's classified assets consist of the non-performing loans and loans and other assets of concern discussed herein.

     Non-Performing Assets. The following table sets forth the amounts and categories of non-performing assets of the Company. Loans are reviewed quarterly and any loan whose collectibility is doubtful is placed on non-accrual status. Real estate loans are placed on non-accrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, collectibility is considered highly probable and collection efforts are in progress, in which case interest would continue to accrue. At December 31, 1999, there were 42 loans with outstanding principal balances totaling $1.2 million which were 90 days or more past due and continuing to accrue interest.

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

                                                         December 31,
                                          -------------------------------------------
                                           1999     1998     1997     1996     1995
                                          -------  -------  -------  -------  -------
                                                    (Dollars in thousands)
Non-accruing loans:
  One-to-four family(1).................. $  473   $  606   $  659   $  524   $  516
  Multi-family...........................    ---      ---      ---      ---      ---
  Commercial.............................     80      265      207    1,396      111
  Construction and development...........    ---      ---      669      ---      ---
  Consumer...............................    ---      ---      ---      ---      ---
  Commercial business....................    ---       90      ---      ---      ---
                                          ------   ------   ------   ------   ------
     Total...............................    553      962    1,535    1,920      627
                                          ------   ------   ------   ------   ------

Accruing loans delinquent more
 than 90 days:
  One-to-four family(1)..................    ---      ---      ---      ---      ---
  Multi-family...........................    ---      ---      556      557      557
  Commercial.............................    807       41       73    1,005      ---
  Construction and development...........    ---      ---      234      170      169
  Consumer...............................    388      438      399      177      108
  Commercial business....................    ---       40       19       45      ---
                                          ------   ------   ------   ------   ------
     Total...............................  1,195      519    1,281    1,954      834
                                          ------   ------   ------   ------   ------

Foreclosed assets:
  One-to-four family.....................    344      387      ---       96       84
  Multi-family...........................    ---      ---      ---      ---      675
  Commercial.............................    157    1,489    1,317       69       69
  Construction and development...........    ---      ---      ---      ---      ---
  Consumer...............................     68      ---        3      ---      ---
  Commercial business....................    ---      ---      ---      ---      ---
                                          ------   ------   ------   ------   ------
     Total foreclosed assets.............    569    1,876    1,320      193      828
                                          ------   ------   ------   ------   ------

Troubled debt restructuring
  Real estate:
  One-to-four family.....................    122      ---      209      ---      ---
  Commercial.............................    342      ---      ---      ---      ---
                                          ------   ------   ------   ------   ------
     Total troubled debt restructuring...    464      ---      209      ---      ---
                                          ------   ------   ------   ------   ------

Total non-performing assets.............. $2,781   $3,357   $4,345   $4,067   $2,289
                                          ======   ======   ======   ======   ======
Total as a percentage of total
  assets.................................   0.69%    0.82%    1.27%    1.16%    0.64%
                                          ======   ======   ======   ======   ======

-------------------------
(1)  Includes loans held for sale.


     For the years ended December 31, 1999 and 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $32,000 and $44,000, respectively. The amount that was included in interest income on such loans was $26,000 and $29,000 for 1999 and 1998, respectively.

     Analysis of Allowance for Losses on Loans. The following table sets forth an analysis of the Company's allowance for losses on loans.

                                                       Year Ended
                                                      December 31,
                                       -------------------------------------------
                                        1999     1998     1997     1996     1995
                                       -------  -------  -------  -------  -------
                                                 (Dollars in thousands)
Balance at beginning of period........ $2,375   $2,130   $2,360   $2,388   $2,251

Charge-offs:
  One-to-four family..................     21       20      ---      ---      ---
  Multi-family........................    ---      ---      ---      ---      ---
  Commercial real estate..............     29      ---      ---      ---      ---
  Construction........................    ---      ---      160      ---      ---
  Consumer............................    114      160      136      125       59
  Commercial business.................    123       44      ---        1      ---
                                       ------   ------   ------   ------   ------
                                          287      224      296      126       59
                                       ------   ------   ------   ------   ------

Recoveries:
  One-to-four family..................    ---      ---      ---      ---      ---
  Multi-family........................    ---      ---      ---      ---      ---
  Commercial real estate..............     16      ---      ---      ---      ---
  Construction........................    ---      ---      ---      ---      ---
  Consumer............................     42       71       33       56       20
  Commercial business.................     25      ---      ---      ---        3
                                       ------   ------   ------   ------   ------
                                           83       71       33       56       23
                                       ------   ------   ------   ------   ------

Net charge-offs.......................   (204)    (153)    (263)     (70)     (36)
Additions charged to operations.......    ---      ---       33       42      173
Additions through acquisitions........    ---      398      ---      ---      ---
                                       ------   ------   ------   ------   ------
Balance at end of period.............. $2,171   $2,375   $2,130   $2,360   $2,388
                                       ======   ======   ======   ======   ======

Ratio of net charge-offs during the
  period to average loans
  outstanding during the period.......   0.08%    0.06%    0.11%    0.03%    0.02%
                                       ======   ======   ======   ======   ======

Ratio of net charge-offs during the
  period to average non-
  performing assets..................    6.65%    3.97%    6.25%    2.20%    1.58%
                                       ======   ======   ======   ======   ======


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

                                                                   December 31,
                 -------------------------------------------------------------------------------------------------------------
                          1999                  1998                  1997                   1996                 1995
                 ---------------------   -------------------   -------------------   -------------------   -------------------
                            Percent of            Percent of            Percent of            Percent of            Percent of
                            Loans in              Loans in              Loans in              Loans in              Loans in
                               Each                 Each                   Each                 Each                  Each
                           Category to           Category to           Category to           Category to           Category to
                   Amount  Total Loans   Amount  Total Loans   Amount  Total Loans   Amount  Total Loans   Amount  Total Loans
                   ------  -----------   ------  -----------   ------  -----------   ------  -----------   ------  -----------
                                                   (Dollars in thousands)
One-to-four
  family.......... $  313        60.24%  $  415        63.65%  $  521        65.06%  $  408        62.71%  $  403        62.74%

Multi-family......     66         3.26       83         2.21      172         3.09      451         5.94      437         6.18

Commercial real
  estate..........    611        10.54      469         8.47      444         8.61      496        12.04      561        12.07

Construction or
  development.....    208         5.19      301         5.55      150         3.71      294         2.32      272         3.52

Consumer..........    207        12.74      208        13.21      215        14.50      185        12.82      170        11.56

Commercial
  business........    600         8.03      556         6.91      352         5.03      276         4.17      259         3.95

Unallocated.......    166          ---      343          ---      276          ---      250          ---      286          ---
                   ------       ------   ------       ------   ------       ------   ------       ------   ------       ------

     Total........ $2,171       100.00%  $2,375       100.00%  $2,130       100.00%  $2,360       100.00%  $2,388       100.00%
                   ======       ======   ======       ======   ======       ======   ======       ======   ======       ======

Investment Activities

     The Company has traditionally invested in U.S. Government securities and agency obligations of both long and short terms to supplement its lending activities. During recent years, the Company has refocused its investment activities on short and medium term securities, although the Company has retained a number of longer term securities in its portfolio which are held for investment. In addition, from time to time, the Bank has acquired securities for trading purposes. The Company's securities held for trading are recorded on the Company's books at market value. At December 31, 1999, the Bank did not own any securities of a single issuer which exceeded 10% of the Bank's stockholder's equity, other than U.S. Government or federal agency obligations.

     The Company is required by federal regulations to maintain a minimum amount of liquid assets that may be invested in specified securities and is also permitted to make certain other securities investments. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of December 31, 1999, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 20.0% as compared to the OTS requirement of 4%.

     The following table sets forth the composition of the Company's investment portfolio at the dates indicated.

                                                                         December 31,
                                                  ----------------------------------------------------------
                                                          1999               1998                1997
                                                  ------------------  ------------------  ------------------
                                                    Book      % of      Book      % of      Book      % of
                                                    Value     Total     Value     Total     Value     Total
                                                  ---------  -------  ---------  -------  ---------  -------
                                                                    (Dollars in thousands)
Investment Securities (1):
   U.S. government securities.....................  $13,449   19.85%    $21,690   27.60%    $ 7,587    19.33%
   Federal agency obligations.....................   51,307   75.73      53,865   68.54      28,876    73.56
   Municipal bonds................................      306    0.45         342    0.44          70     0.18
   Non-marketable equity securities...............      501    0.74         501    0.64         501     1.28
   Mutual fund shares.............................      377    0.56         388    0.49         360     0.92
                                                    -------  ------     -------  ------     -------   ------
         Subtotal.................................   65,940   97.33      76,786   97.71      37,394    95.27
FHLB Stock........................................    1,811    2.67       1,801    2.29       1,856     4.73
                                                    -------  ------     -------  ------     -------   ------
         Total investment securities and FHLB
            stock.................................  $67,751  100.00%    $78,587  100.00%    $39,250   100.00%
                                                    =======  ======     =======  ======     =======   ======

Average remaining life or term to repricing of
   investment securities excluding FHLB stock
   and non-marketable securities..................33 months           43 months           52 months

Other Interest-Earning Assets:
   Federal funds sold.............................  $ 6,322   37.67%    $18,525   58.10%    $ 8,575    38.91%
   Money market funds.............................    4,653   27.72      13,311   41.74       5,067    22.99
   FHLB overnight investments.....................    5,759   34.31         ---     ---       6,793    30.83
   Certificates of deposit........................       50    0.30          50    0.16       1,602     7.27
                                                    -------  ------     -------  ------     -------  -------
      Total.......................................  $16,784  100.00%    $31,886  100.00%    $22,037   100.00%
                                                    =======  ======     =======  ======     =======  =======

---------------------
(1)  Includes securities available-for-sale.

     The composition and maturities of the investment securities portfolios, excluding Federal Home Loan Bank of Chicago ("FHLB of Chicago") stock and non-marketable equity securities at December 31, 1999, are indicated in the following table.

                                                     At December 31, 1999
                             ---------------------------------------------------------------------
                              Less Than     1 to 5       5 to 10       Over      Total Investment
                               1 Year        Years        Years      10 Years       Securities
                             -----------  -----------  -----------  -----------  -----------------

                             Book Value   Book Value   Book Value   Book Value      Book Value
                             -----------  -----------  -----------  -----------  -----------------
                                          (Dollars in thousands)
Securities available-for-
  sale:
U.S. government
 securities................      $13,449      $   ---       $  ---        $ ---            $13,449
Federal agency
 obligations...............        3,488       43,110        4,709          ---             51,307
Mutual fund
 shares....................          377          ---          ---          ---                377
                                 -------      -------       ------        -----             ------
Total......................      $17,314      $43,110       $4,709        $ ---            $65,133
                                 =======      =======       ======        =====            =======
Weighted average
 yield.....................         5.46%        5.94%        6.40%         ---%              5.85%
                                 =======      =======       ======        =====            =======


Securities held-to-
  maturity:
Municipal Bonds............      $    35      $    40       $  167        $  64            $   306
                                 =======      =======       ======        =====            =======
Weighted average
 yield.....................         5.77%        5.25%        4.63%        6.40%              5.21%
                                 =======      =======       ======        =====            =======



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

     The following table sets forth the savings flows at the Company during the periods indicated:

                            Year Ended December 31,
                       ----------------------------------
                         1999       1998         1997
                       ---------  ---------  ------------
                            (Dollars in thousands)
Opening balance....... $346,803   $280,022      $277,348
Deposits..............  955,019    872,751       533,933
Withdrawals...........  958,610    869,404       541,843
Purchased deposits....      ---     51,688           ---
Increase (decrease)
  before  interest
  credited............   (3,591)    55,035        (7,910)
Interest credited.....   11,765     11,746        10,584
                       --------   --------      --------

Ending balance........ $354,977   $346,803      $280,022
                       ========   ========      ========

Net increase.......... $  8,174   $ 66,781      $  2,674
                       ========   ========      ========

Percent increase......     2.36%     23.85%         0.96%
                       ========   ========      ========



     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company at the dates indicated.

                                                    December 31,
                             ----------------------------------------------------------
                                    1999                1998                1997
                             ------------------  ------------------  ------------------
                                       Percent             Percent             Percent
                                         of                   of                  of
                              Amount    Total     Amount    Total     Amount    Total
                             --------  --------  --------  --------  --------  --------
Transaction and                                (Dollars in thousands)
Savings
Deposits(1):
------------
Commercial Demand
 0%......................... $ 17,011     4.79%  $ 15,327     4.42%  $  9,720     3.47%
Savings Accounts
 2.44%......................   60,699    17.10     60,583    17.47     50,727    18.12
NOW Accounts
 2.70%......................   44,291    12.48     46,553    13.42     32,759    11.70
Money Market
 Accounts
  2.92%.....................   14,566     4.10     13,655     3.94      6,699     2.39
                             --------   ------   --------   ------   --------   ------

Total Non-Certificates......  136,567    38.47    136,118    39.25     99,905    35.68
                             --------   ------   --------   ------   --------   ------
Certificates:
------------

0.00 - 4.99%................   67,699    19.07     29,665     8.55      2,561     0.91
5.00 - 5.49%................   67,810    19.10     36,662    10.57     41,636    14.87
5.50 - 5.99%................   48,156    13.57    114,663    33.06    103,602    37.00
6.00 - 7.99%................   34,386     9.69     29,390     8.48     32,025    11.44
8.00 - over.................        6     0.00         23     0.01         97     0.03
                             --------   ------   --------   ------   --------   ------

Total Certificates..........  218,057    61.43    210,403    60.67    179,921    64.25
                             --------   ------   --------   ------   --------   ------
Accrued Interest............      353     0.10        282     0.08        196     0.07
                             --------   ------   --------   ------   --------   ------
Total Deposits.............. $354,977   100.00%  $346,803   100.00%  $280,022   100.00%
                             ========   ======   ========   ======   ========   ======

--------------------------

(1) Rates on transaction and savings deposits are those in effect on December 31, 1999.

     The following table shows rate and maturity information for the Company's certificates of deposit as of December 31, 1999.


                          0.00-     5.00-     5.50-     6.00-                           Percent
                          4.99%     5.49%     5.99%     7.99%   8% and Over      Total  of Total
                        -------   -------   -------   -------   -----------   --------  --------
                                                  (Dollars in thousands)
Certificate Accounts
Maturing
In Quarter Ending:
------------------

March 31, 2000......... $25,331   $ 7,700   $11,334   $ 4,156         $ ---   $ 48,521     22.25%
June 30, 2000..........  20,177     6,185     5,788     3,189           ---     35,339     16.21
September 30, 2000.....  10,491     9,631     3,517     1,250           ---     24,889     11.41
December 31, 2000......   6,544    12,583     8,815     3,370           ---     31,312     14.36
March 31, 2001.........   3,093     9,897     2,967    10,246             6     26,209     12.02
June 30, 2001..........   1,426    12,740     4,885       780           ---     19,831      9.09
September 30, 2001.....     207     1,829     6,116     7,701           ---     15,853      7.27
December 31, 2001......      92     1,378       264     1,302           ---      3,036      1.39
March 31, 2002.........     210     1,132       739       382           ---      2,463      1.13
June 30, 2002..........      99       460       483       523           ---      1,565      0.72
September 30, 2002.....       2        48        56       561           ---        667      0.31
December 31, 2002......      22       356        42       763           ---      1,183      0.54
Thereafter.............       5     3,871     3,150       163           ---      7,189      3.30
                        -------   -------   -------   -------   -----------   --------    ------

   Total............... $67,699   $67,810   $48,156   $34,386         $   6   $218,057    100.00%
                        =======   =======   =======   =======   ===========   ========    ======

   Percent of total....   31.05%    31.10%    22.08%    15.77%         0.00%
                        =======   =======   =======   =======   ===========

     The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1999.

                                              Maturity
                                -------------------------------------
                                           Over     Over
                                3 Months  3 to 6   6 to 12    Over
                                or Less   Months   Months   12 months   Total
                                --------  -------  -------  ---------  --------
                                            (Dollars in thousands)

Certificates of deposit less
 than $100,000 (1).............. $40,768  $30,137  $49,541    $69,821  $190,267
Certificates of deposit of
 $100,000 or more (1)...........   5,185    2,099    4,495      5,290    17,069
Public funds (2)................   2,568    3,103    2,165      2,885    10,721
                                 -------  -------  -------    -------  --------
Total certificates of
 deposit........................ $48,521  $35,339  $56,201    $77,996  $218,057
                                 =======  =======  =======    =======  ========

---------------------------
(1)  Excluding public funds.
(2)  Deposits from governmental and other public entities.


       Borrowings. The Company utilizes borrowings primarily for two purposes. The first is to purchase mortgage-backed securities in order to generate additional net interest income and as a method of increasing the leverage on its capital. The second is as part of the management of short term cash requirements. The decision to borrow money to purchase mortgage-backed securities is based on several factors, including the current asset/liability mix, the regulatory capital position of the Bank and the adequacy of available interest rate spreads available in such transactions, subject to the limits on such transactions established by the Board of Directors. Borrowings for such purposes are derived from securities sold under agreements to repurchase and advances from the FHLB of Chicago. Borrowings related to short term cash management are in the form of advances from the FHLB of Chicago. As a member of the FHLB of Chicago, the Company is authorized to apply for advances from the FHLB of Chicago. Each FHLB of Chicago credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Chicago may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. At December 31, 1999, borrowed money totaled $11.2 million, all of which was in advances from the FHLB of Chicago. Interest expense on borrowed money totaled $1.0 million during 1999 and $1.3 million during 1998.

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

     KFS was organized by the Company to provide appraisal services to the Company and others. In addition, since 1983, KFS has offered, on an agency basis, brokerage services to the Company's customers utilizing the services of INVEST Financial Corporation, a registered broker-dealer. Finally, KFS has also invested in an insurance agency. At December 31, 1999, the Company's equity investment in KFS was approximately $765,000. During 1999, KFS recorded net consolidated income of $46,000. During 1999 and 1998, gross revenues related to securities and annuities brokerage, appraisal activities and insurance agency activities totaled approximately $195,000, $177,000 and $72,000, and $202,000, $235,000 and $62,000, respectively.

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

     The Company faces substantial competition in attracting deposits from other savings institutions, commercial banks, securities firms, money market and mutual funds, credit unions and other investment vehicles. The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer oriented staff. The Company estimates its market share of savings deposits in the Kankakee, Coal City, Hoopeston and Champaign/Urbana market areas to be 18.4%, 65.4%, 16.3% and less than 1.0%, respectively.

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

     Under the Gramm-Leach-Bliley Act of 1999, effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company and the Bank conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Employees

     As of December 31, 1999, the Company had 147 full-time employees and 29 part-time employees. The Company places a high priority on staff development which involves extensive training, including customer service and sales training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Company's employees are represented by any collective bargaining group. The Company offers a variety of employee benefits and management considers its relations with its employees to be excellent.


                          SUPERVISION AND REGULATION

General

     Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Office of Thrift Supervision (the "OTS") the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (the "FDIC"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

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

Recent Regulatory Developments

     On November 12, 1999, President Clinton signed legislation that will allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

     National banks are also authorized by the Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

     At this time, it is not possible to predict the impact the Act may have on the Company. Various bank regulatory agencies have just begun issuing regulations as mandated by the Act. The Federal Reserve has issued an interim rule that sets forth procedures by which bank holding companies may become financial holding companies, the criteria necessary for such a conversion, and the Federal Reserve's enforcement powers should a holding company fail to maintain compliance with the criteria. The Office of the Comptroller of the Currency has issued a final rule discussing the procedures by which national banks may establish financial subsidiaries as well as the qualifications and safeguards that will be required. In addition, in February, 2000, all federal bank regulatory agencies jointly issued a proposed rule that would implement the financial privacy provisions of the Act.

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

     A savings and loan holding company that, like the Company, controls only one savings association subsidiary and either was a savings and loan holding company on or before May 4, 1999 or became a savings and loan holding company pursuant to an application pending before the OTS on or before May 4, 1999 (a "grandfathered company"), is generally not subject to any restrictions on the types of non-banking activities that the holding company may conduct either directly or through a non-banking subsidiary, so long as the holding company's savings association subsidiary constitutes a qualified thrift lender (see "--The Bank--Qualified Thrift Lender Test"). A savings and loan holding company that controls only one savings association subsidiary but is not a grandfathered company is subject to certain restrictions on the non-banking activities in which it may engage (see "Recent Regulatory Developments"). In all cases, however, if, the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of a particular activity constitutes a serious risk to the financial safety, soundness or stability of its savings association subsidiary, the OTS may require the holding company to cease engaging in the activity (or divest any subsidiary which engages in the activity) or may impose such restrictions on the holding company and the subsidiary savings association as the OTS deems necessary to address the risk. The restrictions the OTS may impose include limitations on (i) the payment of dividends by the savings association to the holding company, (ii) transactions between the savings association and its affiliates and (iii) any activities of the savings association that might create a serious risk that liabilities of the holding company and its affiliates may be imposed on the savings association.

     Federal law also prohibits any person or company from acquiring "control" of a savings association or a savings and loan holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% of the outstanding shares of a savings association or savings and loan holding company.

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

     During the year ended December 31, 1999, SAIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2000, SAIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

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

     FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and members of the FDIC's Bank Insurance Fund ("BIF") became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Between January 1, 2000 and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 1999, the FICO assessment rate for SAIF members ranged between approximately 0.058% of deposits and approximately 0.061% of deposits, while the FICO assessment rate for BIF members ranged between approximately 0.0116% of deposits and approximately 0.0122% of deposits. During the year ended December 31, 1999, the Bank paid FICO assessments totaling $168,000.

     Supervisory Assessments. All Federal savings associations are required to pay supervisory assessments to the OTS to fund the operations of the OTS. The amount of the assessment is calculated using a formula which takes into account the institution's size, its supervisory condition (as determined by the composite rating assigned to the institution as a result of its most recent OTS examination) and the complexity of its operations. During the year ended December 31, 1999, the Bank paid supervisory assessments to the OTS totaling $85,000.

     Capital Requirements. Pursuant to the HOLA and OTS regulations, savings associations, such as the Bank, are subject to the following minimum capital requirements: a core capital requirement, consisting of a minimum ratio of core capital to total assets of 3% for savings associations assigned a composite rating of 1 as of the association's most recent OTS examination, with a minimum core capital requirement of 4% of total assets for all other savings associations; a tangible capital requirement, consisting of a minimum ratio of tangible capital to total assets of 1.5%; and a risk-based capital requirement, consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must consist of core capital. Core capital consists primarily of permanent stockholders' equity less (i) intangible assets other than certain supervisory goodwill, certain mortgage servicing rights and certain purchased credit card relationships and (ii) investments in subsidiaries engaged in activities not permitted for national banks. Tangible capital is substantially the same as core capital except that all intangible assets other than certain mortgage servicing rights must be deducted. Total capital consists primarily of core capital plus certain debt and equity instruments that do not qualify as core capital and a portion of the Bank's allowances for loan and leases losses.

     The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the OTS provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities, or securities trading activities.

     During the year ended December 31, 1999, the Bank was not required by the OTS to increase its capital to an amount in excess of the minimum regulatory requirement. As of

December 31, 1999, the Bank exceeded its minimum regulatory capital requirements with a core capital ratio of 7.40%, a tangible capital ratio of 7.40% and a risk-based capital ratio of 13.33%.

     Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 1999, the Bank was "well capitalized", as defined by OTS regulations.

     Dividends. OTS regulations require prior OTS approval for any capital distribution by a savings association that is not eligible for expedited processing under the OTS's application processing regulations. In order to qualify for expedited processing, a savings association must: (i) have a composite examination rating of 1 or 2; (ii) have a Community Reinvestment Act rating of satisfactory or better; (iii) have a compliance rating of 1 or 2; (iv) meet all applicable regulatory capital requirements; and (v) not have been notified by the OTS that it is a problem association or an association in troubled condition. Savings associations that qualify for expedited processing are not required to obtain OTS approval prior to making a capital distribution unless: (a) the amount of the proposed capital distribution, when aggregated with all other capital distributions during the same calendar year, will exceed an amount equal to the association's year-to-date net income plus its retained net income for the preceding two years; (b) after giving effect to the distribution, the association will not be at least "adequately capitalized" (as defined by OTS regulation); or (c) the distribution would violate a prohibition contained in an applicable statute, regulation or agreement with the OTS or the FDIC or violate a condition imposed in connection with an OTS-approved application or notice. The OTS be given prior notice of certain types of capital distributions, including any capital distribution by a savings association that, like the Bank, is a subsidiary of a savings and loan holding company, or by a savings association that, after giving effect to the distribution, would not be "well-capitalized" (as defined by OTS regulation).

     The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the

Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1999. Further, under applicable regulations of the OTS, the Bank may not pay dividends in an amount which would reduce its capital below the amount required for the liquidation account established in connection with the Bank's conversion from the mutual to the stock form of ownership in 1992. As of December 31, 1999, approximately $10.5 million was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the OTS may prohibit the payment of any dividends by the Bank if the OTS determines such payment would constitute an unsafe or unsound practice.

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

     Safety and Soundness Standards. The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. Since the fourth quarter of 1998, and through the first quarter of 2000, the federal banking regulators have issued safety and soundness standards for achieving Year 2000 compliance, including standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies.

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

     Branching Authority. Federally chartered savings associations which qualify as "domestic building and loan associations," as defined in the Internal Revenue Code, or meet the qualified thrift lender test (see "--The Bank--Qualified Thrift Lender Test") have the authority, subject to receipt of OTS approval, to establish or acquire branch offices anywhere in the United States. If a federal savings association fails to qualify as a "domestic building and loan association," as defined in the Internal Revenue Code, and fails to meet the qualified thrift lender test the association may branch only to the extent permitted for national banks located in the savings association's home state. As of December 31, 1999, the Bank qualified as a "domestic building and loan association," as defined in the Internal Revenue Code and met the qualified thrift lender test.

     Qualified Thrift Lender Test. The HOLA requires every savings association to satisfy a "qualified thrift lender" ("QTL") test. Under the HOLA, a savings association will be deemed to meet the QTL test if it either (i) maintains at least 65% of its "portfolio assets" in "qualified thrift investments" on a monthly basis in nine out of every 12 months or (ii) qualifies as a "domestic building and loan association," as defined in the Internal Revenue Code. For purposes of the QTL test, "qualified thrift investments" consist of mortgage loans, mortgage-backed securities, education loans, small business loans, credit card loans and certain other housing and consumer-related loans and investments. "Portfolio assets" consist of a savings association's total assets less goodwill and other intangible assets, the association's business properties and a limited amount of the liquid assets maintained by the association pursuant to the liquidity requirements of the HOLA and OTS regulations (see "--The Bank-- Liquidity Requirements"). A savings association that fails to meet the QTL test must either convert to a bank charter or operate under certain restrictions on its operations and activities. Additionally, within one year following the loss of QTL status, the holding company for the savings association will be required to register as, and will be deemed to be, a bank holding company. A savings association that fails the QTL test may requalify as a QTL but it may do so only once. As of December 31, 1999, the Bank satisfied the QTL test, with a ratio of qualified thrift investments to portfolio assets of 78.8%, and qualified as a "domestic building and loan association," as defined in the Internal Revenue Code.

     Liquidity Requirements. OTS regulations currently require each savings association to maintain, for each calendar quarter, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to at least 4% of either (i) its liquidity base (i.e., its net withdrawable accounts plus borrowings repayable in 12 months or less) as of the end of the preceding calendar quarter or (ii) the average daily balance of its liquidity base during the preceding calendar quarter. This liquidity requirement may be changed from time to time by the OTS to an amount within a range of 4% to 10% of the liquidity base, depending upon economic conditions and the deposit flows of savings associations. The OTS may also require a savings association to maintain a higher level of liquidity than the minimum 4% requirement if the OTS deems necessary to ensure the safe and sound operation of the association. Penalties may be imposed for failure to meet liquidity ratio requirements. At December 31, 1999, the Bank was in compliance with OTS liquidity requirements, with a liquidity ratio of 20.0%.

     Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $44.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $44.3 million, the reserve requirement is $1.329 million plus 10% of the aggregate amount of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements. The balances used to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the OTS.

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

     The Small Business Job Protection Act of 1996 became law on August 20, 1996. One of the provisions in the new law repealed the special bad debt reserve methods that had existed for savings associations prior to 1996. The Bank is now required to compute reserves on all loans under the experience method. The new law freezes the reserves for bad debts that existed at the end of the last tax year beginning before January 1, 1988 and requires the Bank to recapture into taxable income over a six year period the "applicable excess reserve." For the Bank, the applicable excess reserve is approximately $648,000 which represents the difference between the reserve balance at December 31, 1995, and the balance of the reserve at end of the last tax year beginning before January 1, 1988. One-sixth of the applicable excess reserve ($108,000) has been recaptured into taxable income during each tax year from 1996 through 1999. Deferred taxes have previously been established on the applicable excess reserve.

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

     In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds corporation's regular income tax. During the years ended December 31, 1997, 1998 and 1999, the Bank was not required to pay alternative minimum tax.

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

     Ronald J. Walters, age 50, is Vice President, Treasurer and Chief Financial Officer of the Company and Senior Vice President, Treasurer and Chief Financial Officer of the Bank, positions he has held since August 1992 and January 1985, respectively. As the Chief Financial Officer of the Bank, Mr. Walters is responsible for the establishment and supervision of the Bank's accounting, information technology, and buildings and grounds. Mr. Walters joined the Bank in 1984 as Controller and Chief Financial Officer, was named Vice President and Treasurer in 1985, and promoted to Senior Vice President in 1996. Mr. Walters is a certified public accountant.

     David B. Cox, age 61, was elected President of the Bank in 1993, and a director of the Bank in 1995. Prior to his election as President, Mr. Cox had served as Vice President of Operations for the Bank since 1985. Mr. Cox is responsible for overseeing the day-to-day operation of the Bank. Mr. Cox joined the Bank in 1956 and has held a variety of positions including Assistant Vice President, Branch Manager and Assistant Secretary. Mr. Cox has served as Vice President of the Company since 1992.

     Gerald C. Chantome, age 63, is a Senior Vice President and Chief Commercial Lending Officer of the Bank, a position he has held since 1995. Previously he was Vice President of Commercial and Consumer Lending for the Bank, a position he held since 1988. Mr. Chantome is responsible for oversight of the Bank's Commercial Lending Department. Prior to joining the Bank, from 1981 to 1988, Mr. Chantome served as Senior Vice President and director of City National Bank and Keystone Bancshares located in Kankakee, Illinois. Mr. Chantome was an employee and officer of City National since 1954.

     Keith M. Roseland, age 50, is a Senior Vice President and Regional Commercial Lending Officer of the Bank, a position he was appointed to in 1999. Previously, Mr. Roseland was Regional Branch Manger responsible for the operation of the Coal City, Diamond and Braidwood, Illinois branches of the Bank since 1998. He had previously served as President, since 1986, of CCNB, which was acquired by the Bank in January, 1998. Mr. Roseland had been with CCNB since 1967.

     Carol Hoekstra, age 44, was elected a Senior Vice President of the Bank in 1999. She is also an Assistant Secretary of the Company, a position she has held since 1992. Previously, she was a Vice President of the Bank since 1995. Mrs. Hoekstra is responsible for oversight of the Bank's retail mortgage and consumer lending operations. Mrs. Hoekstra first joined the Bank in 1977. She rejoined the Bank in 1991 as consumer loan manager, following her return to the area from Texas where she worked at a commercial bank in consumer lending.

     Monte S. Crowl, age 35, has been Vice President of Marketing of the Bank since January 1993. He is responsible for the Marketing Department. Prior to joining the Bank in 1989, Mr. Crowl was employed by the Central Bank Corporation, Cincinnati, Ohio, as a marketing representative from August 1987 to August 1989.

     Terry L. Ralston, age 50, was elected a Vice President of the Bank in 1998. He is also Information Technology Manager of the Bank, a position he was appointed to in 2000. Previously, since joining the Bank in February, 1996, he was Data Processing Manager. He is responsible for the day-to-day operation of the Bank's Data Processing Department and Deposit Services Center. He has over twenty-five years of experience in similar positions with financial institutions in northern Illinois and southern Wisconsin.

Item 2.  Properties
Offices

     The following table sets forth information concerning the main office and each branch office of the Bank at December 31, 1999. At December 31, 1999, the Company's premises had an aggregate net book value of approximately $6.9 million.

                               Year       Owned           Lease               Net
         Location           Opened (1)  or Leased    Expiration Date       Book Value
         --------           ----------  ---------  --------------------  --------------
                                                                         (In thousands)
Main Office
-----------
310 S. Schuyler Avenue         1958       Owned            N/A               $2,036
Kankakee, Illinois

Full Service Branches
-----------------------        1977       Owned            N/A                   24
Main Street and U.S. 45
Ashkum, Illinois

680 S. Main Street             1974       Owned            N/A                  263
Bourbonnais, Illinois

990 N. Kinzie Avenue           1998      Leased     October 22, 2013 (2)        211
Bradley, Illinois

180 N. Front Street            1998      Leased       July 24, 2000 (3)         ---
Braidwood, Illinois

1001 S. Neil Street            1992       Owned            N/A                  780
Champaign, Illinois

100 S. Broadway                1998      Leased       July 24, 2000 (3)         169
Coal City, Illinois

660 S. Broadway                1998       Owned            N/A                  751
Coal City, Illinois

1275 E. Division Street        1998       Owned            N/A                  377
Diamond, Illinois

302 W. Mazon Avenue            1987       Owned            N/A                  405
Dwight, Illinois

654 N. Park Road               1998       Owned            N/A                  600
Herscher, Illinois

323 E. Main Street             1994       Owned            N/A                  169
Hoopeston, Illinois

310 Section Line Road          1975       Owned            N/A                  220
Manteno, Illinois

200 W. Washington Street       1995       Owned            N/A                  158
Momence, Illinois

1708 S. Philo Road             1998       Owned            N/A                  748
Urbana, Illinois
                                                                             ------
                                                                             $6,911
                                                                             ======

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

     The Company maintains depositor and borrower customer files on an in-house system. The net book value of the data processing and computer equipment utilized by the Company at December 31, 1999 was $122,000.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1999.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Page 54 of the 1999 Annual Report to Stockholders is incorporated by reference.

Item 6. Selected Financial Data

     Pages 8 and 9 of the 1999 Annual Report to Stockholders is incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

     Pages 10 through 26 of the 1999 Annual Report to Stockholders are incorporated by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     Pages 10 through 26 of the 1999 Annual Report to Stockholders are incorporated by reference.

Item 8. Financial Statements and Supplementary Data

     Pages 27 through 52 of the 1999 Annual Report to Stockholders are incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                   PART III

Item 10. Directors and Officers of the Registrant

     Information concerning directors of the Company is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2000 (the "2000 Proxy Statement"), a copy of which was filed on March 17, 2000.

     At its monthly meeting on March 14, 2000 the board of directors of the Company appointed Brenda L. Baird to the board to fill the vacancy created by the unexpected death of James G. Schneider on February 15, 2000. Mrs. Baird, a Kankakee County native and president and CEO of a local wireless communication company, which she established, was also elected to fill the vacancy on the Bank's board of directors.

Executive Officers Who are Not Directors

     Information regarding the business experience during the past five years with respect to the executive officers of the Company contained in Part I of this Form 10-K is incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers and directors and persons who own more than 10% of the Company Common Stock file reports of ownership and changes in ownership with the SEC and with the exchange on which the Company's shares of Common Stock are traded. Such persons are also required to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms furnished to the Company and, if appropriate, representations made to the Company by any such reporting person concerning whether a Form 5 was required to be filed for 1999, the Company is not aware that any of its directors and executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during 1999.

Item 11. Executive Compensation

     Information concerning executive compensation called for by Item 11 of this Form 10-K is incorporated by reference from the section in the Company's 2000 Proxy Statement entitled "Executive Compensation." The report of the Company's Compensation Committee is not incorporated into this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management called for by Item 12 of this Form 10-K is incorporated by reference from the section in the Company's 2000 Proxy Statement entitled "Voting Securities and Principal Holder Thereof."

Item 13. Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions called for by Item 13 of this Form 10-K is incorporated by reference from the section in the Company's 2000 Proxy Statement entitled "Certain Relationships and Related Transactions."

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) Consolidated Financial Statements:
     ----------------------------------------

     The following information appearing in the Registrant's 1999 Annual Report to Stockholders is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

                                                          Pages in
          Annual Report Section                         Annual Report
         ----------------------                         -------------
Selected Financial Data.................................     8-9
Management's Discussion and Analysis of
  Financial Condition and Results of Operations.........   10-26
Report of Independent Auditors..........................      27
Consolidated Statements of Financial Condition..........   28-29
Consolidated Statements of Income.......................      30
Consolidated Statements of Stockholders' Equity.........      31
Consolidated Statements of Cash Flows...................   32-33
Notes to Consolidated Financial Statements..............   34-52
Quarterly Financial Information.........................      52

     With the exception of those sections specifically incorporated by reference, the Registrant's 1999 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-K.

     (a)(2) Financial Statement Schedules:
     ------------------------------------

     Financial statement schedules have been omitted as the required information is contained in the consolidated financial statements and notes thereto, or because such schedules are not required or applicable.

     (a)(3) Exhibits:
     ---------------

 Regulation                                               Reference to Prior       Sequential Page Number Where
S-K Exhibit                                               Filing or Exhibit     Attached Exhibits Are Located in
  Number                     Document                  Number Attached Hereto              Form 10-K
-----------    -----------------------------------     ----------------------   --------------------------------
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

               a.  Stock Option Plan                           (2)                             N/A

               b.  Management Recognition Plan                 (2)                             N/A
                   and Trusts

               c.  Employee Stock Ownership Plan               (1)                             N/A

               d.  Money Purchase Pension Plan                 (1)                             N/A

               e.  401(k) Plan                                 (1)                             N/A

               f.  Kankakee Bancorp, Inc. Bank
                   Incentive Plan and Trust                    (3)                             N/A




     13        1999 Annual Report to Stockholders             N/A
     22        Subsidiaries of Registrant                     N/A
     23        Consent of Independent Auditor                 N/A
     27        Financial Data Schedule                        N/A
     99.1      2000 Proxy Statement                           N/A
     99.2      Rights Agreement                                (4)

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

(4) Filed on May 21, 1999, as an exhibit to the Registrant's Form 8-K. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

   (b)  Reports on Form 8-K:
        -------------------
     No reports on Form 8-K have been filed during the three-month period ended December 31, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            KANKAKEE BANCORP, INC.

Date:  March 24, 2000      By: /s/ William Cheffer
       --------------          -------------------
                               William Cheffer
                               Chief Executive Officer and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ William Cheffer        3-24-00   Chief Executive Officer and Chairman
--------------------------  -------   of the Board (Principal Executive Officer)
  William Cheffer            Date

 /s/ Ronald J. Walters      3-24-00   Vice President and Treasurer (Principal
--------------------------  -------   Financial and Accounting Officer)
  Ronald J. Walters          Date

                                      Director
--------------------------  -------
  Brenda L. Baird            Date

 /s/ Charles C. Huber       3-24-00   Director
--------------------------  -------
  Charles C. Huber           Date

 /s/ Wesley E. Walker       3-24-00   Director
--------------------------  -------
  Wesley E. Walker           Date

 /s/ Larry D. Huffman       3-24-00   Director
--------------------------  -------
  Larry D. Huffman           Date

 /s/ Thomas M. Schneider    3-24-00   Director
--------------------------  -------
  Thomas M. Schneider        Date

 /s/ Michael A. Stanfa      3-24-00   Director
--------------------------  -------
  Michael A. Stanfa          Date

                               INDEX TO EXHIBITS


Regulation                                                  Reference to Prior       Sequential Page Number Where
S-K Exhibit                                                  Filing or Exhibit     Attached Exhibits Are Located in
  Number                        Document                  Number Attached Hereto              Form 10-K
-----------    --------------------------------------     ----------------------   --------------------------------
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

               c.  Employee Stock Ownership Plan                  (1)                            N/A

               d.  Money Purchase Pension Plan                    (1)                            N/A

               e.  401(k) Plan                                    (1)                            N/A

               f.  Kankakee Bancorp, Inc. Bank                    (3)                            N/A
                   Incentive Plan and Trust

   13          1999 Annual Report to Stockholders                 N/A
   22          Subsidiaries of Registrant                         N/A
   23          Consent of Independent Auditor                     N/A
   27          Financial Data Schedule                            N/A
   99.1        2000 Proxy Statement                               N/A
   99.2        Rights Agreement                                   (4)

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

(4) Filed on May 21, 1999, as an exhibit to the Registrant's Form 8-K. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.