Form 10-Q
period 2000-03-31
KANKAKEE BANCORP INC
filed 2000-05-11
CIK 891523

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             _____________________

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2000.

                                      or

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From __________ to __________.

Commission File Number 1-13676
                       -------

                            KANKAKEE BANCORP, INC.
       ----------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

           Delaware                                     36-3846489
-------------------------------          ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

310 South Schuyler Avenue, Kankakee, Illinois                       60901
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

                            Yes    X     No _______
                                -------

As of May 11, 2000, there were 1,225,583 issued and outstanding shares of the Issuer's Common Stock (exclusive of 524,417 shares of the Issuer's Common Stock held as treasury stock).

                            KANKAKEE BANCORP, INC.

                                     INDEX
                                     -----

                                                                           Page
                                                                          Number
Part I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial
                  Statements (Unaudited)

                  Statements of Financial Condition,
                  March 31, 2000 and December 31, 1999                     1 - 2

                  Statements of Income and Comprehensive Income,
                  Three Months Ended March 31, 2000 and 1999                   3

                  Statements of Cash Flows, Three Months
                  Ended March 31, 2000 and 1999                            4 - 5

                  Notes to Financial Statements                                6

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                           7 - 15

         Item 3.  Quantitative and Qualitative Disclosure
                  About Market Risk                                            8

Part II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           16

         Item 2.  Changes in Securities                                       16

         Item 3.  Defaults Upon Senior Securities                             16

         Item 4.  Submission of Matters to a Vote of Security Holders         16

         Item 5.  Other Information                                           16

         Item 6.  Exhibits and Reports on Form 8-K                            16

         SIGNATURES                                                           17

          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                     KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                                  March 31,     December 31,
                                                                    2000            1999
                                                                ------------    ------------
Assets
  Cash and due from banks                                       $ 10,347,372    $ 19,118,528
  Federal funds sold                                               5,208,274       6,321,834
  Money market funds                                               4,434,508       4,653,221
                                                                ------------    ------------
  Cash and cash equivalents                                       19,990,154      30,093,583
                                                                ------------    ------------
  Certificates of deposit                                             50,000          50,000
                                                                ------------    ------------
  Securities:
  Investment securities:
    Available-for-sale, at fair value                             61,335,915      65,131,965
    Held-to-maturity, at cost (fair value: March 31, 2000 -
    $385,013; December 31, 1999 - $284,038)                          405,961         306,241
                                                                ------------    ------------
        Total investment securities                               61,741,876      65,438,206
                                                                ------------    ------------
  Mortgage-backed securities:
    Available-for-sale, at fair value                             18,555,532      17,490,841
    Held-to-maturity, at cost (fair value: March 31, 2000 -
    $101,302; December 31, 1999 - $108,819)                          100,661         108,724
                                                                ------------    ------------
        Total mortgage-backed securities                          18,656,193      17,599,565
                                                                ------------    ------------
  Non-marketable equity securities                                   501,100         501,100
                                                                ------------    ------------
  Loans, net of allowance for losses on loans ($2,192,791
    at March 31, 2000; $2,171,040 at December 31, 1999)          279,496,176     270,360,059
  Real estate held for sale                                          586,678         575,164
  Federal Home Loan Bank stock, at cost                            1,811,400       1,811,400
  Office properties and equipment                                  8,637,945       8,850,579
  Accrued interest receivable                                      2,639,233       2,889,498
  Prepaid expenses and other assets                                1,080,446       1,352,138
  Intangible assets                                                5,102,018       5,196,634
                                                                ------------    ------------
Total assets                                                    $400,293,219    $404,717,926
                                                                ============    ============

                                                                     (Continued)

                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                                  March 31,    December 31,
                                                                                    2000           1999
                                                                                ------------   ------------
Liabilities and stockholders' equity
  Liabilities:
    Deposits
      Noninterest bearing                                                       $ 22,361,974   $ 21,455,669
      Interest bearing                                                           333,366,321    333,521,782
    Short term borrowings                                                                  -              -
    Other borrowings                                                               5,000,000     11,200,000
    Advance payments by borrowers for taxes and insurance                          2,663,075      1,548,998
    Other liabilities                                                                868,914        743,750
                                                                                ------------   ------------
  Total liabilities                                                              364,260,284    368,470,199
                                                                                ------------   ------------

  Stockholders' equity
    Preferred stock, $.01 par value; authorized, 500,000
      shares; none outstanding                                                             -              -
    Common stock, $.01 par value; authorized, 3,500,000
      shares; issued and outstanding: March 31, 2000 -
      1,230,383; December 31, 1999 - 1,243,383                                        17,500         17,500
    Additional paid-in capital                                                    15,999,621     16,019,390
    Retained income, substantially restricted                                     32,660,140     32,309,425
    Less: Cost of treasury stock (519,617 shares at March 31,
      2000; 506,617 shares at December 31, 1999)                                 (11,156,470)   (10,851,899)
    Accumulated other comprehensive income                                        (1,336,645)    (1,095,478)
                                                                                ------------   ------------

    Total stockholders' equity before
      Employee Stock Ownership Plan loan
        and Bank Incentive Plan and Trust                                         36,184,146     36,398,938
                                                                                ------------   ------------
    Employee Stock Ownership Plan loan                                              (151,211)      (151,211)
                                                                                ------------   ------------
    Total stockholders' equity                                                    36,032,935     36,247,727
                                                                                ------------   ------------
Total liabilities and stockholders' equity                                      $400,293,219   $404,717,926
                                                                                ============   ============

See notes to consolidated financial statements (unaudited)

    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                                Three Months Ended March 31,
                                                                                ---------------------------
                                                                                    2000           1999
                                                                                ------------   ------------
Interest income:
  Loans                                                                         $  5,272,718   $  4,904,795
  Mortgage-backed securities                                                         308,684        238,370
  Investment securities                                                            1,314,539      1,495,013
                                                                                ------------   ------------
        Total interest income                                                      6,895,941      6,638,178
                                                                                ------------   ------------
Interest expense:
  Deposits                                                                         3,685,493      3,584,688
  Borrowed funds                                                                     140,250        299,915
                                                                                ------------   ------------
        Total interest expense                                                     3,825,743      3,884,603
                                                                                ------------   ------------
  Net interest income                                                              3,070,198      2,753,575

Provision for losses on loans                                                              -              -
                                                                                ------------   ------------
  Net interest income after provision for losses on loans                          3,070,198      2,753,575
Other income:
  Net loss on sale of securities available-for-sale                                        -              -
  Net gain on sales of real estate held for sale                                       6,745         19,979
  Net gain on sales of loans held for sale                                             1,592         11,351
  Net gain on sales office related property                                           11,552              -
  Fee income                                                                         411,175        544,761
  Insurance commissions                                                               86,010         13,782
  Other                                                                               84,228        195,812
                                                                                ------------   ------------
        Total other income                                                           601,302        785,685
                                                                                ------------   ------------
Other expenses:
  Compensation and benefits                                                        1,574,551      1,499,041
  Occupancy                                                                          266,813        264,835
  Furniture and equipment                                                            176,286        175,687
  Federal insurance premiums                                                          18,148         42,985
  Advertising                                                                         78,011         75,195
  Provision for losses on foreclosed assets                                           18,422         17,750
  Data processing services                                                            87,955        117,586
  Telephone and postage                                                              102,010         85,701
  Amortization of intangible assets                                                   94,617        106,521
  Other general and administrative                                                   502,906        484,445
                                                                                ------------   ------------
        Total other expenses                                                       2,919,719      2,869,746
                                                                                ------------   ------------
  Income before income taxes                                                         751,781        669,514
Income taxes                                                                         251,500        227,642
                                                                                ------------   ------------
Net income                                                                      $    500,281   $    441,872
                                                                                ============   ============
Net income                                                                      $    500,281   $    441,872
Other comprehensive income:
  Unrealized losses on available-for-sale
    securities, net of related income taxes                                         (241,167)      (236,043)
                                                                                ------------   ------------
Comprehensive income                                                            $    259,114   $    205,829
                                                                                ============   ============

  Basic earnings per share                                                             $0.40          $0.33
                                                                                ============   ============
  Diluted earnings per share                                                           $0.39          $0.31
                                                                                ============   ============

See notes to consolidated financial statements (unaudited)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                           Three Months Ended March 31,
                                                           ---------------------------
                                                               2000           1999
                                                           ------------   ------------
Cash flows from operating activities:
 Net income                                                $    500,281   $    441,872
 Adjustments to reconcile net income to net
 cash provided by operating activities:
 Provision for losses on loans                                        -              -
 Provisions for losses on real estate held for sale              18,422         17,750
 Depreciation and amortization                                  323,188        326,470
 Amortization of investment premiums and discounts, net           5,260         97,026
 Accretion of loan fees and discounts, net                       18,789          5,430
 Deferred income tax provision (benefit)                        (41,838)       100,107
 Originations of loans held for sale                            (74,058)    (3,251,074)
 Proceeds from sales of loans                                    75,650      3,281,921
 (Increase) decrease in interest receivable                     250,265       (154,136)
 Increase (decrease) in interest payable on deposits            (38,511)        14,152
 Net gain on sales of loans                                      (1,592)       (11,351)
 Net gain on sales of real estate held for sale                  (6,745)       (19,979)
 Net gain on sale of property held for expansion                (11,553)             -
 Other, net                                                     528,149        863,520
                                                           ------------   ------------
 Net cash from operating activities                           1,545,707      1,711,708
                                                           ------------   ------------

Cash flows from investing activities
Investment securities
  Available-for sale:
     Purchases                                               (4,999,906)    (5,001,882)
     Proceeds from calls and maturities                       8,500,000      6,000,000
  Held-to-maturity:
     Purchases                                                 (100,000)             -
Mortgage-backed securities:
  Available-for-sale:
     Purchases                                               (1,962,724)    (5,650,382)
     Proceeds from maturities and pay downs                     823,601      2,569,833
  Held-to-maturity:
     Proceeds from maturities and pay downs                       8,063         20,652
  Proceeds from sales of real estate                             55,331        243,324
  Deferred loan fees and costs, net                              31,038         (2,686)
  Loans originated                                          (37,373,762)   (35,929,910)
  Loans purchased                                                     -     (1,366,276)
  Principal collected on loans                               28,187,818     25,087,948
  Purchases of office properties and equipment, net             (59,647)      (120,179)
  Payments of improvements on real estate                             -       (357,018)
                                                           ------------   ------------
Net cash from investing activities                           (6,890,188)   (14,506,576)

See notes to consolidated financial statements (unaudited).

                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                              Three Months Ended March 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
Cash flows from financing activities
  Net increase in non-certificate
    of deposit accounts                                       $  2,206,081   $  1,996,790
  Net decrease in certificate of deposit accounts               (1,416,726)    (2,028,995)
  Net increase in advance payments by
    borrowers for taxes and insurance                            1,125,603      1,096,927
  Repayments of other borrowings                                (6,200,000)             -
  Proceeds from exercise of stock options                           87,330         92,289
  Dividends paid                                                  (149,566)      (164,041)
  Purchase of treasury stock                                      (411,670)      (982,759)
                                                              ------------   ------------
  Net cash from financing activities                            (4,758,948)        10,211
                                                              ------------   ------------
Decrease in cash and cash equivalents                          (10,103,429)   (12,784,657)
Cash and cash equivalents:
  Beginning of period                                           30,093,583     46,990,638
                                                              ------------   ------------
  End of period                                               $ 19,990,154   $ 34,205,981
                                                              ============   ============
Supplemental disclosures of cash flow information
 Cash paid during the period for:
  Interest on deposits                                        $  3,647,700   $  3,584,700
                                                              ============   ============
  Interest on borrowed funds                                  $    141,000   $    300,600
                                                              ============   ============
  Income taxes                                                $     73,144              -
                                                              ============   ============
Supplemental disclosures of non-cash investing activities:
 Real estate acquired through foreclosure                                -   $    122,713
                                                              ============   ============
Increase in unrealized losses on
 securities available-for-sale                                $    359,952   $    357,642
                                                              ============   ============
Increase in deferred tax benefit attributable to the
 unrealized losses on securities available-for-sale           $    118,784   $    121,598
                                                              ============   ============


See notes to consolidated financial statements (unaudited).

                     KANKAKEE BANCORP, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                March 31, 2000

Note 1 - Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The statement of condition at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report for Kankakee Bancorp, Inc. (the "Company") on Form 10-K for the year ended December 31, 1999.

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

Note 3 - Accounting for Certain Investments in Debt and Equity Securities

  At March 31, 2000, stockholders' equity includes a negative $1.3 million, which represents the amount by which the book value of the available-for-sale securities and the available-for-sale mortgage-backed securities exceeded the market value, net of an income tax benefit of $677,000. An increase in market interest rates during the three months ended March 31, 2000 resulted in a $241,000 decrease in the market value, net of income tax effect, of the available-for-sale securities and the available-for-sale mortgage-backed securities during the three months. At the end of 1999, the book value of the available-for-sale securities portfolio exceeded the market value by $1.1 million, net of income tax benefit.

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


FINANCIAL CONDITION

  Total assets of the Company decreased by $4.4 million, or 1.1%, to $400.3 million at March 31, 2000 from $404.7 million at December 31, 1999.

  Cash and cash equivalents decreased by $10.1 million, or 33.6%, from $30.1 million at December 31, 1999 to $20.0 million at March 31, 2000. The decrease was primarily attributable to the use of cash equivalent assets in the funding of loans and the purchase of mortgage-backed securities during the quarter.

  During the three-month period ended March 31, 2000, net loans receivable increased by $9.1 million, or 3.4%, from $270.4 million to $279.5 million. This was primarily the result of the origination (or purchase) of $24.8 million of real estate loans and the origination (or purchase) of $12.6 million of consumer and commercial business loans, offset by loan repayments which totaled $28.2 million.

  There were no loans held for sale at either March 31, 2000, or at December 31, 1999. During the quarter ended March 31, 2000, no mortgage loans were originated for sale.

  Securities available-for-sale decreased by $3.8 million, or 5.8%, to $61.3 million at March 31, 2000 from $65.1 million at December 31, 1999 as the result of the maturity of $8.5 million of securities, which was partially offset by the purchase of $5.0 million of securities and by the net change in market value adjustment.

  Mortgage-backed securities available-for-sale increased by $1.1 million, or 6.1%, to $18.6 million at March 31, 2000 from $17.5 million at December 31, 1999. The increase resulted from purchases of $2.0 million of securities, which was partially offset by the maturity of $824,000 of securities and the change in market value adjustment.

  Deposits increased by $751,000, or 0.2%, from $355.0 million at December 31, 1999 to $355.7 million at March 31, 2000. During the quarter there was a $2.2 million increase in passbook, NOW and money market accounts which was offset by a $1.4 million decrease in certificate of deposit accounts.

  Total borrowings decreased by $6.2 million from $11.2 million at December 31, 1999 to $5.0 million at March 31, 2000. The decrease was the result of the call on an advance subject to a quarterly call at the option of the lender. Borrowings consisted entirely of advances from the Federal Home Loan Bank of Chicago.


ASSET/LIABILITY MANAGEMENT

  Management attempts to control fluctuations in net interest income which result from an imbalance in the amounts of assets and liabilities that reprice during a period of time. The Company attempts to mitigate its interest rate exposure to the extent consistent with the maintenance of an adequate interest rate spread. Adjustable rate mortgage loans, and loans with typically shorter terms, such as commercial real estate loans, commercial business loans and consumer loans, have historically been, and continue to be, retained. Historically, most fixed-rate mortgage loans, particularly those with terms of 20-years or longer, have been sold in the secondary market (with servicing usually retained). Since the beginning of 2000, the Company has retained virtually all the fixed-rate mortgage loans it has originated. This amounted to approximately $8.6 million during the quarter. While the Company continues to promote the origination of adjustable rate mortgages, commercial real estate loans, commercial business loans and consumer loans, management determined that the Company's asset/liability position was such that retention of additional longer term fixed-rate mortgage loans was appropriate. Management reviews the Company's asset/liability position on a regular basis.

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


NON-PERFORMING ASSETS AND ALLOWANCE FOR LOSSES ON LOANS

  The Company's non-performing assets decreased to $2.0 million, or 0.50%, of total assets at March 31, 2000 from $2.8 million, or 0.69%, of total assets at December 31, 1999. During the three-month period ended March 31, 2000, non-performing one-to-four family loans and non-performing commercial real estate loans decreased by $19,000 and $844,000, respectively. These decreases were partially offset by increases of $28,000 and $52,000 in non-performing consumer loans and non-performing commercial business loans, respectively. In addition, foreclosed assets increased by $11,000 and restructured troubled debts decreased by $5,000. The ratio of the allowance for losses on loans to non-performing loans increased to 227.7% as of March 31, 2000 as compared to 124.2% as of December 31, 1999. The increase in this ratio, which excludes foreclosed assets and restructured troubled debt, was primarily the result of the decrease of $785,000 in non-performing loans.

  The Company classified $2.3 million of its assets as Special Mention, $2.4 million as

Substandard and $44,000 as Loss as of March 31, 2000. No assets were classified as Doubtful at March 31, 2000. This represents an increase of $10,000 in the Special Mention category and a net decrease of $66,000 in the other categories from the December 31, 1999 totals for classified assets. The ratio of classified assets to total assets (including items classified as Special Mention) was 1.20% at March 31, 2000 and at December 31, 1999. The ratio of the allowance for losses on loans to classified assets increased to 45.8% as of March 31, 2000 as compared to 44.8% as of December 31, 1999.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999

  Net income for the quarter ended March 31, 2000 was $500,000 compared to $442,000 for the same period in 1999. This represented a $58,000, or 13.2%, increase. The increase in net income resulted from an increase of $317,000 in net interest income, which was partially offset by a decrease of $184,000 in other income, and increases of $50,000 and $24,000 in general and administrative expense and income tax expense, respectively.

  Basic earnings per share were $.40 for the quarter ended March 31, 2000 compared to $.33 for the 1999 period. Diluted earnings per share were $.39 for the quarter ended March 31, 2000 compared to $.31 for the comparable 1999 period.

  Net interest income increased $317,000, or 11.5%, during the quarter period ended March 31, 2000, compared to the three-month period ended March 31, 1999.

  The table presented on page 15 ("Table I"), sets forth an analysis of the Company's net interest income for the three-month periods ended March 31, 2000 and 1999.

  As Table I indicates, interest income increased $258,000, or 3.9%, to $6.9 million for the three-month period ended March 31, 2000 from $6.6 million for the same period in 1999. The increase in interest income was the result of an increase in the yield earned on interest-earning assets to 7.45% during the 2000 period from 7.09% during the 1999 period. This was partially offset by a decrease in the average balance of interest-earning assets to $372.2 million during the 2000 period from $379.8 million during the 1999 period. The decrease in the average balance of interest-earning assets was primarily due to decreases in balances of mortgage-backed securities, investment securities and other interest-earning assets during the quarter, which were partially offset by an increase in balances of loans. The increase in the yield earned on interest-earning assets was the result of increasing market interest rates during 2000, which resulted in higher yields on short term assets and a higher yield on the reinvestment of principal repayments on loans.

  Interest expense decreased $58,000, or 1.5%, to $3.8 million during the first quarter from $3.9 million in the same period in 1999. The decrease in interest expense was the result of a decrease in the average outstanding balance of interest-bearing liabilities to $363.9 million during the 2000 period from $369.6 million during the 1999 period, and, to a lesser extent, by a decrease in the average yield on interest-bearing liabilities to 4.23% during the 2000 period from 4.26% during the 1999 period. The decrease in average interest-bearing liabilities resulted primarily from repayment of borrowings. The decrease in the average yield on interest-bearing liabilities resulted from a shift in the liability mix due to the repayment of higher cost borrowings.

  No provision for losses on loans was deemed necessary during either the first quarter of 2000, or the first quarter of 1999, based on management's review of the adequacy of the allowance for losses on loans.

  Other income for the three-month period ended March 31, 2000 decreased $184,000, or 23.5%, to $601,000 compared to $785,000 for the same period in 1999. The decrease was attributable to decreases of $134,000 in fee income, $112,000 in other income, $10,000 in gain on the sale of loans held for sale and $13,000 in gain on sale of real estate held for sale. These decreases were partially offset by an increase of $72,000 in insurance commissions. The decrease in fee income was the result of a positive adjustment in the carrying value of originated mortgage servicing rights during the 1999 period, which did not recur in the 2000 period. The decrease in other income resulted primarily from the absence of rental income on real estate owned during the 2000 period, compared to the 1999 period. The property on which rents were received was sold in 1999.

  Other expenses for the first quarter of 2000 increased $50,000 or 1.7%, but remained at approximately $2.9 million for the period. There were increases of $76,000 (5.0%) in compensation and benefits, $16,000 (19.0%) in telephone and postage and $18,000 (3.8%) in other expenses. These increases were partially offset by decreases of $25,000 (57.8%) in federal insurance premiums, $30,000 (25.2%) in data processing expenses and $12,000 (11.2%) in amortization of intangible assets.

  The Year 2000 posed a unique set of challenges to those industries reliant on information technology. Financial institutions are particularly dependent on electronic data processing systems. The Company's cumulative costs of the Year 2000 project through the end of 1999 were approximately $100,000. Additional costs related to Year 2000 were limited during the first quarter to payment of invoices received after the end of 1999. No additional expenditures or payments are expected at this time.

  The Company and its subsidiaries experienced an uneventful transition from 1999 to 2000. There was no disruption of services to customers or with internal operations. Among the benefits derived from the time, effort and costs related to Year 2000 was a complete review and update of the Company's disaster recovery and contingency plans. As a result, the Company is now better prepared to deal with technical or natural disasters which could threaten the Company's operations. The Company will continue to remain aware of dates during 2000 which are considered critical, such as 10/10/2000, and will address issues, should they arise.

  Federal income taxes increased $24,000 to $252,000 for the three-month period ended March 31, 2000, compared to $228,000 for the same period in 1999. The primary reason for this increase was the increase in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

  The Company maintains a certain level of cash and other liquid assets to fund normal volumes of loan commitments, deposit withdrawals and other obligations. The Office of Thrift Supervision (the "OTS") regulations currently require each savings association to maintain, for each calendar quarter, an average daily balance of liquid assets (including cash and cash equivalent investments) equal to at least 4% of its liquidity base as of the end of the preceding calendar quarter or the average daily balance of its liquidity base during the preceding calendar quarter. The liquidity base consists of net withdrawable accounts plus borrowings repayable in 12 months or less. At March 31, 2000, the Company's liquidity ratio was 18.0%, which was well in excess of the minimum regulatory requirement.

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

  The capital regulations also currently require core capital equal to at least 3.0% of adjusted total assets (as defined by regulation). Under the prompt corrective action regulations, however, an institution with a ratio of core capital to adjusted total assets of 3.0% will be deemed to be "adequately capitalized" only if the institution also has a composite rating of A1" under the Uniform Financial Institutions Rating System ("UFIRS"). All other institutions must maintain a minimum ratio of core capital to adjusted total assets of 4.0% in order to be deemed to be "adequately capitalized", and an institution, regardless of its UFIRS rating, will be deemed to be "well capitalized" only if it maintains a ratio of core capital to adjusted total assets of at least 5.0%. If an institution fails to remain at least "adequately capitalized", the OTS may impose one or more of a variety of sanctions on the institution to address its undercapitalized condition, including, without limitation, requiring the submission of a capital plan, restricting growth and restricting the payment of capital distributions (such as dividends). Core capital generally consists of tangible capital plus specified amounts of certain intangible assets.

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

  As of March 31, 2000, the Bank exceeded all current minimum regulatory capital standards and was deemed to be "well capitalized" for purposes of the OTS's prompt corrective action regulations. At March 31, 2000, the Bank's tangible capital was $29.9 million, or 7.6%, of adjusted total assets, which exceeded the 1.5% requirement by $24.0 million and exceeded the 2.0% "critically
undercapitalized" threshold by $22.0 million.   In addition, at March 31, 2000,
the Bank had core capital of $29.9 million, or 7.6%, of adjusted total assets, which exceeded the 4.0% requirement by $14.1 million and exceeded the 5.0% "well capitalized" threshold by $10.1 million. The Bank had risk-based capital of $32.0 million at March 31, 2000, or 13.1%, of risk-adjusted assets, which exceeded the minimum risk-based capital requirement by $12.5 million and exceeded the 10.0% "well capitalized" threshold by $7.6 million. Additionally, the Bank's $29.9 million of core capital equaled 12.2% of total risk-weighted assets, which exceeded the 6.0% "well capitalized" threshold by $15.3 million.

RECENT REGULATORY DEVELOPMENTS

  On November 12, 1999, President Clinton signed legislation that will allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the "Federal Reserve"), in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

  National banks are also authorized by the Act to engage, through "financial subsidiaries", in any activity that is permissible for financial holding companies (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise expressly permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national banks.

  The Act limits the nonbanking activities of unitary savings and loan holding companies by generally prohibiting any savings and loan holding company from engaging in any activity other than activities that are currently permitted for multiple savings and loan holding companies or are permissible for financial holding companies (as described above) (collectively "permissible activities"). The Act also generally prohibits any company from acquiring control of a savings association or savings and loan holding company unless the acquiring company engages solely in permissible activities. The Act creates an exemption from the general prohibitions for unitary savings and loan holding companies in existence, or formed pursuant to an application pending before the Office of Thrift Supervision, on or before May 4, 1999.

  Various bank regulatory agencies have begun issuing regulations as mandated by the Act. The Federal Reserve has issued interim regulations listing the financial activities permissible for financial holding companies and describing the parameters under which financial holding companies may engage in securities and merchant banking activities. In addition, all federal bank regulatory agencies have jointly issued a proposed regulation that would implement the privacy provisions of the Act. At this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company.


STOCK REPURCHASE

  On January 11, 2000, the Company's Board of Directors authorized the repurchase through January 31, 2001, of up to 90,000 shares of its common stock. During the three-month period ending March 31, 2000, 18,000 shares of common stock were repurchased at a cost of $412,000. Through March 31, 2000, a total of 577,077 shares of common stock of the Company had been purchased under the current and previous repurchase programs at a total cost of $12.1 million. As of March 31, 2000, the Company held 519,617 shares of its common stock as treasury stock. During the period from March 31, 2000 through May 11, 2000, the Company repurchased 6,000 shares of common stock at a cost of $124,000.


STOCK OPTIONS

  During the first quarter of 2000, under the 1992 stock option and incentive plan, ratified by stockholders on April 23, 1993, options on 2,500 shares of common stock were awarded at the time of election of a new non-employee director. The exercise price of $20.50 was established by the closing stock price on March 14, 2000.

  During the first quarter of 2000, options on 5,000 shares of common stock were exercised. Between March 31, 2000 and May 11, 2000, options on 1,200 shares of common stock were exercised. No other notice was received from holders of options of their intent to exercise options during that period.

DIVIDENDS

  On April 11, 2000, a cash dividend of $.12 per share was declared, payable on May 31, 2000 to stockholders of record as of May 15, 2000. Future dividends will depend primarily upon earnings, financial condition and need for funds, as well as restrictions imposed by regulatory authorities regarding dividend payments and capital requirements.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U. S. Government, including policies of the U. S. Treasury and the Federal Reserve Board, the quality of composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, our implementation of new technologies, our ability to develop and maintain secure and reliable electronic systems, and account principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

                                    TABLE I
                   NET INTEREST INCOME ANALYSIS (UNAUDITED)
                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                Three Months Ended March 31,
                                         -----------------------------------------------------------------------
                                                        2000                                  1999
                                         -----------------------------------  ----------------------------------
                                           Average                              Average
                                         Outstanding   Interest     Yield/    Outstanding   Interest     Yield/
                                           Balance    Earned/Paid    Rate       Balance    Earned/Paid    Rate
                                         -----------------------------------  ----------------------------------
                                                                 (Dollars in Thousands)
Interest-earning assets:
  Loans receivable (1)                      $272,080      $ 5,273      7.79%     $252,841      $ 4,905     7.87%
  Mortgage-backed securities (2)              18,105          309      6.86%       18,754          238     5.15%
  Investments securities (3)                  62,590          953      6.12%       75,868        1,121     5.99%
  Other interest-earning assets               17,633          329      7.50%       30,522          346     4.60%
  FHLB stock                                   1,811           32      7.11%        1,801           28     6.31%
                                            --------      -------                --------      -------

Total interest-earning assets                372,219        6,896      7.45%      379,786        6,638     7.09%
                                            --------      -------                --------      -------

Other assets                                  30,674                               32,286
                                            --------                             --------

Total assets                                $402,893                             $412,072
                                            ========                             ========

Interest-bearing liabilities:
  Certificate accounts                      $217,663        2,889      5.34%     $210,151        2,802     5.41%
  Savings deposits                            60,590          375      2.49%       61,137          365     2.42%
  Demand and NOW deposits                     76,015          422      2.23%       75,371          417     2.24%
  Borrowings                                   9,650          140      5.83%       22,900          300     5.31%
                                            --------      -------                --------      -------

Total interest-bearing liabilities           363,918        3,826      4.23%      369,559        3,884     4.26%
                                            --------      -------                --------      -------

Other liabilities                              2,890                                3,096
                                            --------                             --------

Total liabilities                            366,808                              372,655
                                            --------                             --------

Stockholders' equity                          36,085                               39,417
                                            --------                             --------

Total liabilities and
  stockholders' equity                      $402,893                             $412,072
                                            ========                             ========

Net interest income                                       $ 3,070                              $ 2,754
                                                          =======                              =======

Net interest rate spread                                               3.22%                               2.83%
                                                                       ====                                ====

Net earning assets                          $  8,301                             $ 10,227
                                            ========                             ========

Net yield on average interest-
 earning assets (net interest
 margin)                                                               3.32%                               2.94%
                                                                       ====                                ====

Average interest-earning assets to
 average interest-bearing liabilities                      102.28%                              102.77%
                                                          =======                              =======

(1) Calculated including loans held for sale, and net of deferred loan fees, loan discounts, loans in process and the allowance for losses on loans.
(2)  Calculated including mortgage-backed securities available-for-sale
(3) Calculated including investment securities available-for-sale and certificates of deposit.

                            KANKAKEE BANCORP, INC.

                          PART II - OTHER INFORMATION
                          ---------------------------


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

         On March 6, 2000, the Company filed a Report on Form 8-K reporting under Item 5 that the Company had issued two press releases: (1) on February 15, 2000, announcing that James G. Schneider, its chairman, president and chief executive officer, had died on Tuesday, February 15, 2000; and (2) on February 25, 2000, announcing that William Cheffer had been elected chairman, president and chief executive officer of the Company, succeeding James G. Schneider.

         On March 21, 2000, the Company filed a Report on Form 8-K reporting under Item 5 that the Company had issued a press release on March 16, 2000, announcing that on March 14, 2000, the board of directors of the Company had elected Brenda Baird to serve as a director of the Company, filling the vacancy created by the death of James G. Schneider.

                            KANKAKEE BANCORP, INC.

                                  SIGNATURES
                                  ----------

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      KANKAKEE BANCORP, INC.
                                      Registrant



Date:        May 11, 2000             /s/ MICHAEL A. STANFA
         -------------------          --------------------------------------
                                      Executive Vice President



Date:        May 11, 2000             /s/ RONALD J. WALTERS
         -------------------          ------------------------------------
                                      Vice President and Treasurer
                                      (Principal Financial
                                      and Accounting Officer)