Form 10-Q
period 2000-06-30
KANKAKEE BANCORP INC
filed 2000-08-08
CIK 891523

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             _____________________

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2000.

                                       or

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From __________ to __________.

Commission File Number 1-13676
                       -------

                             KANKAKEE BANCORP, INC.
        ----------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                                            36-3846489
-----------------------------------------                           ---------------------------------------------------
(State or Other Jurisdiction of Incorporation                       (I.R.S. Employer Identification Number)
or Organization)

310 South Schuyler Avenue, Kankakee, Illinois                                           60901
-----------------------------------------------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                                           (Zip Code)

                                 (815) 937-4440
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X    No____
                                ---

As of August 8, 2000, there were 1,276,858 issued and outstanding shares of the Issuer's common stock (exclusive of 473,142 shares of the Issuer's common stock held as treasury stock).

                             KANKAKEE BANCORP, INC.

                                     INDEX
                                     -----

                                                                                          Page
                                                                                         Number
Part I.  FINANCIAL INFORMATION

         Item 1. Consolidated Financial
                 Statements (Unaudited)

                 Statements of Financial Condition,
                 June 30, 2000 and December 31, 1999                                      1 - 2

                 Statements of Income and Comprehensive Income,
                 Three Months Ended June 30, 2000 and 1999                                    3

                 Statements of Income and Comprehensive Income,
                 Six Months Ended June 30, 2000 and 1999                                      4

                 Statements of Cash Flows, Six Months
                 Ended June 30, 2000 and 1999                                             5 - 6

                 Notes to Financial Statements                                                7

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                                           8 - 18

         Item 3. Quantitative and Qualitative Disclosure
                 About Market Risk                                                            9

Part II. OTHER INFORMATION                                                                   19

         Item 1. Legal Proceedings                                                           19

         Item 2. Changes in Securities                                                       19

         Item 3. Defaults Upon Senior Securities                                             19

         Item 4. Submission of Matters to a Vote of Security Holders                         19

         Item 5. Other Information                                                           19

         Item 6. Exhibits and Reports on Form 8-K                                            19

         SIGNATURES                                                                          20

           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                             June 30,     December 31,
                                                                               2000           1999
                                                                          -------------  ------------
Assets
  Cash and due from banks                                                  $ 15,023,879  $ 19,118,528
  Federal funds sold                                                          4,056,277     6,321,834
  Money market funds                                                          5,085,183     4,653,221
                                                                          -------------  ------------
  Cash and cash equivalents                                                  24,165,339    30,093,583
                                                                          -------------  ------------
  Certificates of deposit                                                        50,000        50,000
                                                                          -------------  ------------
  Securities:
  Investment securities:
      Available-for-sale, at fair value                                      60,037,871    65,131,965
      Held-to-maturity, at cost (fair value: June 30, 2000 -
      $383,184; December 31, 1999 - $284,038)                                   402,705       306,241
                                                                          -------------  ------------
          Total investment securities                                        60,440,576    65,438,206
                                                                          -------------  ------------
  Mortgage-backed securities:
      Available-for-sale, at fair value                                      17,585,873    17,490,841
      Held-to-maturity, at cost (fair value: June 30, 2000 -
      $92,494; December 31, 1999 - $109,819)                                     91,890       108,724
                                                                          -------------  ------------
          Total mortgage-backed securities                                   17,677,763    17,599,565
                                                                          -------------  ------------
  Non-marketable equity securities                                              501,100       501,100
                                                                          -------------  ------------
  Loans, net of allowance for losses on loans ($2,146,769
      at June 30, 2000; $2,171,040 at December 31, 1999)                    307,337,848   270,360,059
  Loans held for sale                                                                 -             -
  Real estate held for sale                                                     498,560       575,164
  Federal Home Loan Bank stock, at cost                                       1,842,900     1,811,400
  Office properties and equipment                                             8,457,535     8,850,579
  Accrued interest receivable                                                 2,988,057     2,889,498
  Prepaid expenses and other assets                                           1,583,626     1,352,138
  Intangible assets                                                           5,007,401     5,196,634
                                                                          -------------  ------------
Total assets                                                              $ 430,550,705  $404,717,926
                                                                          =============  ============

                                                                     (Continued)

                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                 June 30,     December 31,
                                                                       2000           1999
                                                               ------------   ------------
Liabilities and stockholders' equity
 Liabilities:
   Deposits
      Noninterest bearing                                      $ 22,361,974   $ 21,455,669
      Interest bearing                                          344,011,821    333,521,782
   Short term borrowings                                         19,000,000              -
   Other borrowings                                               5,000,000     11,200,000
   Advance payments by borrowers for taxes and insurance          1,879,821      1,548,998
   Other liabilities                                              1,041,116        743,750
                                                               ------------   ------------
 Total liabilities                                              393,294,732    368,470,199
                                                               ------------   ------------

 Stockholders' equity
   Preferred stock, $.01 par value; authorized, 500,000
    shares; none outstanding                                              -              -
   Common stock, $.01 par value; authorized, 3,500,000
    shares; issued and outstanding: June 30, 2000 -
    1,275,458; December 31, 1999 - 1,243,383                         17,500         17,500
   Additional paid-in capital                                    15,422,463     16,019,390
   Retained income, substantially restricted                     33,275,466     32,309,425
   Less: Cost of treasury stock (474,542 shares at June 30,
    2000; 506,617 shares at December 31, 1999)                  (10,189,865)   (10,851,899)
   Unrealized losses on securities available-for-
    sale, net of related income taxes                            (1,193,986)    (1,095,478)
                                                               ------------   ------------

   Total stockholders' equity before Employee Stock
    Ownership Plan loan and Bank Incentive Plan and Trust        37,331,578     36,398,938
   Employee Stock Ownership Plan loan                               (75,605)      (151,211)
                                                               ------------   ------------
   Total stockholders' equity                                    37,255,973     36,247,727
                                                               ------------   ------------
Total liabilities and stockholders' equity                     $430,550,705   $404,717,926
                                                               ======='====   ============

See notes to consolidated financial statements (unaudited)

     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                          Three Months Ended June 30,
                                                          ----------------------------
                                                             2000              1999
                                                          ----------        ----------
Interest income:
 Loans                                                    $5,806,430        $5,091,316
 Mortgage-backed securities                                  315,259           291,181
 Investment securities                                     1,180,595         1,370,208
                                                          ----------        ----------
   Total interest income                                   7,302,284         6,752,705
                                                          ----------        ----------
Interest expense:
 Deposits                                                  3,828,002         3,536,707
 Borrowed funds                                              199,438           300,849
                                                          ----------        ----------
   Total interest expense                                  4,027,440         3,837,556
                                                          ----------        ----------
 Net interest income                                       3,274,844         2,915,149

Provision for losses on loans                                      -                 -
                                                          ----------        ----------
 Net interest income after provision for losses on loans   3,274,844         2,915,149
Other income:
 Net gain on sale of securities available-for-sale                 -             1,094
 Net gain on sales of real estate held for sale                5,216             1,599
 Net gain on sales of loans held for sale                      1,702            12,560
 Fee income                                                  466,929           449,771
 Insurance commissions                                        22,823            17,695
 Other                                                        96,511           148,566
                                                          ----------        ----------
   Total other income                                        593,181           631,285
                                                          ----------        ----------
Other expenses:
 Compensation and benefits                                 1,504,499         1,537,410
 Occupancy                                                   259,511           262,033
 Furniture and equipment                                     174,811           178,760
 Federal insurance premiums                                   18,192            42,044
 Advertising                                                  66,309           102,748
 Provision for losses on foreclosed assets                    13,304            11,500
 Data processing services                                     82,021            87,258
 Telephone and postage                                        75,084            78,937
 Amortization of intangible assets                            94,617            95,288
 Other general and administrative                            415,371           507,551
                                                          ----------        ----------
   Total other expenses                                    2,703,719         2,903,529
                                                          ----------        ----------
 Income before income taxes                                1,164,306           642,905
Income taxes                                                 395,925           204,108
                                                          ----------        ----------
Net income                                                $  768,381        $  438,797
                                                          ==========        ==========
Net income                                                $  768,381        $  438,797
Other comprehensive income:
 Unrealized gains (losses) on available-for-sale
 securities, net of related income taxes                     142,659          (512,625)
                                                          ----------        ----------
Comprehensive income (loss)                               $  911,040          ($73,828)
                                                          ==========        ==========

 Basic earnings per share                                 $     0.61        $     0.33
                                                          ==========        ==========
 Diluted earnings per share                               $     0.59        $     0.31
                                                          ==========        ==========

See notes to consolidated financial statements (unaudited)

     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                            Six Months Ended June 30,
                                           -------------------------
                                               2000          1999
                                           -----------   -----------
Interest income:
 Loans                                     $11,079,148   $ 9,996,111
 Mortgage-backed securities                    623,943       529,551
 Investment securities                       2,495,134     2,865,221
                                           -----------   -----------
   Total interest income                    14,198,225    13,390,883
                                           -----------   -----------
Interest expense:
 Deposits                                    7,513,495     7,121,395
 Borrowed funds                                339,688       600,764
                                           -----------   -----------
   Total interest expense                    7,853,183     7,722,159
                                           -----------   -----------
 Net interest income                         6,345,042     5,668,724

Provision for losses on loans                        -             -
                                           -----------   -----------
 Net interest income after provision for
  losses on loans                            6,345,042     5,668,724
Other income:
 Net loss on sale of securities
  available-for-sale                                 -         1,094
 Net gain on sales of real estate held for sale 11,961        21,578
 Net gain on sales of loans held for sale        3,294        23,911
 Net gain on sales of property held for
  expansion                                     11,552             -
 Fee income                                    878,104       994,532
 Insurance commissions                         108,833        31,477
 Other                                         180,739       344,378
                                           -----------   -----------
   Total other income                        1,194,483     1,416,970
                                           -----------   -----------
Other expenses:
 Compensation and benefits                   3,079,050     3,036,451
 Occupancy                                     526,324       526,868
 Furniture and equipment                       351,097       354,447
 Federal insurance premiums                     36,340        85,029
 Advertising                                   144,320       177,943
 Provision for losses on foreclosed
  assets                                        31,726        29,250
 Data processing services                      169,976       204,844
 Telephone and postage                         177,094       164,638
 Amortization of intangible assets             189,234       201,809
 Other general and administrative              918,277       991,996
                                           -----------   -----------
   Total other expenses                      5,623,438     5,773,275
                                           -----------   -----------
 Income before income taxes                  1,916,087     1,312,419
Income taxes                                   647,425       431,750
                                           -----------   -----------
Net income                                 $ 1,268,662   $   880,669
                                           ===========   ===========
Net income                                 $ 1,268,662   $   880,669
Other comprehensive income:
 Unrealized losses on available-for-sale
 securities, net of related income taxes       (98,508)     (748,668)
                                           -----------   -----------
Comprehensive income                       $ 1,170,154   $   132,001
                                           ===========   ===========

 Basic earnings per share                        $1.01         $0.66
                                           ===========   ===========
 Diluted earnings per share                      $0.98         $0.62
                                           ===========   ===========

See notes to consolidated financial statements (unaudited)

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                             Six Months Ended June 30,
                                                           ---------------------------
                                                                2000           1999
                                                           ------------   ------------
Cash flows from operating activities:
 Net income                                                $  1,268,662   $    880,669
 Adjustments to reconcile net income to net
 cash provided by operating activities:
 Provision for losses on loans                                        -              -
 Provision for losses on real estate held for sale               31,726        (29,250)
 Depreciation and amortization                                  644,514        643,192
 Amortization of investment premiums and discounts, net           4,652        176,747
 Accretion of loan fees, costs and discounts, net                19,279         12,069
 Deferred income tax provision (benefit)                        (41,838)       100,107
 Originations of loans held for sale                           (174,873)    (7,354,799)
 Proceeds from sales of loans                                   178,167      7,721,832
 (Increase) decrease in interest receivable                     (98,559)        20,191
 Increase (decrease) in interest payable on deposits            (23,152)        10,669
 Proceeds from sales of trading securities                            -              -
 Purchase of trading securities                                       -              -
 Net gain on sales of loans                                      (3,294)       (23,911)
 Net gain on sales of securities available-for-sale                   -         (1,094)
 Net gain on sales of real estate held for sale                 (11,961)       (21,578)
 Income on sales of property held for expansion                 (11,553)             -
 Other, net                                                     184,128        195,673
                                                           ------------   ------------
 Net cash from operating activities                           1,965,898     (1,939,171)
                                                           ------------   ------------
Cash flows from investing activities:
Investment securities:
Available-for-sale:
 Purchases                                                   (6,486,521)   (10,976,715)
 Proceeds from sales                                                  -      2,001,094
 Proceeds from calls and maturities                          11,500,000     16,000,000
Held to maturity:
 Purchases                                                     (100,000)             -
 Proceeds from maturities                                         2,976          2,797
Mortgage-backed securities:
Available-for-sale:
 Purchases                                                   (1,962,724)    (5,650,382)
 Proceeds from maturities and paydowns                        1,794,958      4,622,630
Held-to-maturity:
 Proceeds from maturities and paydowns                           16,834         29,965
Proceeds from sales of real estate                              130,263        420,201
Deferred loan fees and costs, net                                70,318        (46,130)
Loans originated                                            (96,081,673)   (68,140,655)
Loans purchased                                                       -     (1,366,276)
Principal collected on loans                                 59,014,287     50,719,190
Purchases of office properties and equipment, net              (105,947)      (651,852)
Payments of improvements on real estate                               -       (347,623)
                                                           ------------   ------------

Net cash from investing activities                          (32,207,229)   (13,383,556)

See notes to consolidated financial statements (unaudited).

                     KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                                 Six Months Ended June 30,
                                                                --------------------------
                                                                       2000           1999
                                                                -----------   ------------
Cash flows from financing activities
  Net increase in non-certificate of deposit accounts           $ 1,992,121   $    433,847
  Net increase (decrease) in certificate of deposit accounts      9,427,375     (5,191,673)
  Net increase in advance payments by
   borrowers for taxes and insurance                                331,105        285,345
  Proceeds from short-term borrowings                            19,000,000
  Repayments of short-term borrowings                                     -              -
  Proceeds from other borrowings                                          -              -
  Repayments of other borrowings                                 (6,200,000)             -
  Proceeds from exercise of stock options                           600,577        127,144
  Dividends paid                                                   (302,621)      (323,961)
  Purchase of treasury stock                                       (535,470)    (1,003,804)
                                                                -----------   ------------
  Net cash from financing activities                             24,313,087     (5,673,102)
                                                                -----------   ------------
Decrease in cash and cash equivalents                            (5,928,244)   (17,117,487)
Cash and cash equivalents:
  Beginning of year                                              30,093,583     46,990,638
                                                                -----------   ------------
  End of period                                                 $24,165,339   $ 29,873,151
                                                                ===========   ============
Supplemental disclosures of cash flow information
 Cash paid during the period for:
  Interest on deposits                                          $ 7,490,300   $  7,132,100
                                                                ===========   ============
  Interest on borrowed funds                                    $   298,400   $    605,500
                                                                ===========   ============
  Income taxes                                                  $   358,144   $    137,072
                                                                ===========   ============
Supplemental disclosures of non-cash investing activities:
 Real estate acquired through foreclosure                                 -   $    122,713
                                                                ===========   ============

(Increase) decrease in unrealized gains (losses) on
 securities available-for-sale                                    ($149,255)   ($1,134,345)
                                                                ===========   ============
Increase (decrease) in deferred taxes attributable to the
 unrealized gains (losses) on securities available-for-sale     $    50,747   $    385,677
                                                                ===========   ============
Reduction of Employee Stock Ownership plan loan                 $    75,606   $     75,606
                                                                ===========   ============

See notes to consolidated financial statements (unaudited).

                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 June 30, 2000


Note 1 - Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The statement of condition at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report for Kankakee Bancorp, Inc. (the "Company") on Form 10-K for the year ended December 31, 1999.

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

Note 3 - Accounting for Certain Investments in Debt and Equity Securities

  At June 30, 2000, stockholders' equity includes a negative $1.2 million, which represents the amount by which the book value of the available-for-sale securities and the available-for-sale mortgage-backed securities exceeded the market value, net of an income tax benefit of $615,000. An increase in market interest rates during the six months ended June 30, 2000 resulted in a $99,000 decrease in the market value, net of income tax effect, of the available-for-sale securities and the available-for-sale mortgage-backed securities. At the end of 1999, the book value of the available-for-sale securities portfolio exceeded the market value by $1.1 million, net on income tax benefit.

                             KANKAKEE BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The Company was formed in 1992 under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of Kankakee Federal Savings Bank (the "Bank"), the Company's principal subsidiary. The Bank was originally chartered in 1885 as an Illinois savings and loan association and was converted to a federally chartered thrift institution in 1937.

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


FINANCIAL CONDITION

  During the first half of 2000, knowing that there was available capacity in the branch network, the Company emphasized growth in interest-earning assets. Additionally, the Company continued to shift the composition of its balance sheet toward loans rather than lower yielding investment securities. Emphasis was also placed on deposit growth within the branch network, since both item processing and data processing, as well as the branches, had the capacity to handle a larger deposit base. Growth strategies for both loans and deposits have included the continuing implementation of a sales culture, a heightened awareness of customer service and more aggressive pricing policies.

  The increase in loans has included the retention of long-term fixed-rate mortgages, which previously had been designated for sale in the secondary market, and growth of the commercial loan portfolio. The mix and maturities of earning assets on the Company's balance sheet at December 31, 1999 allowed for the retention of some long-term fixed-rate mortgage loans during the first half of the year without a material increase in risk. The increase in loan volume was funded by increases in deposits and borrowed money, and by decreases in cash, cash equivalents and investment securities. While the Company's strategy will continue to emphasize growth, a slower rate of growth is expected during the second half of 2000, although it is anticipated that earnings should continue to benefit from the growth during the first half of the year.

  Total assets of the Company increased by $25.8 million, or 6.4%, to $430.6 million at June 30, 2000 from $404.7 million at December 31, 1999.

  Cash and cash equivalents decreased by $5.9 million, or 19.7%, from $30.1 million at December 31, 1999 to $24.2 million at June 30, 2000. The decrease was primarily attributable to the use of cash equivalent assets in the funding of loans and, to a lesser extent, the purchase of mortgage-backed securities during the period.

  During the six-month period ended June 30, 2000, net loans receivable increased by $36.9 million, or 13.7%, from $270.4 million to $307.3 million. This was primarily the result of the origination (or purchase) of $66.9 million of real estate loans and the origination (or purchase) of $29.2 million of consumer and commercial business loans, offset by loan repayments which totaled $59.0 million.

  There were no loans held for sale at either June 30, 2000, or at December 31, 1999. During the six months ended June 30, 2000, no mortgage loans were originated for sale.

  Securities available-for-sale decreased by $5.1 million, or 7.8%, to $60.0 million at June 30, 2000 from $65.1 million at December 31, 1999 as the result of the maturity of $11.5 million of securities, which was partially offset by the purchase of $6.5 million of securities and by the net change in market value adjustment.

  Mortgage-backed securities available-for-sale increased by $95,000, or 0.5%, to $17.6 million at June 30, 2000 from $17.5 million at December 31, 1999. The increase resulted from purchases of $2.0 million of securities, which was partially offset by the maturity of $1.8 million of securities and the change in market value adjustment.

  Deposits increased by $11.4 million, or 3.2%, from $355.0 million at December 31, 1999 to $366.4 million at June 30, 2000. During the six month period there was a $2.0 million increase in passbook, NOW and money market accounts and a $9.4 million increase in certificate of deposit accounts.

  Total borrowings increased by $12.8 million from $11.2 million at December 31, 1999 to $24.0 million at June 30, 2000. The increase was the result of $19.0 million in new borrowings required for loan origination and cash management, which were partially offset by the call on a $6.2 million advance which was subject to a quarterly call at the option of the lender. Borrowings consisted entirely of advances from the Federal Home Loan Bank of Chicago.

ASSET/LIABILITY MANAGEMENT

  Management attempts to control fluctuations in net interest income which result from an imbalance in the amounts of assets and liabilities that reprice during a period of time. The Company attempts to mitigate its interest rate exposure, to the extent consistent with the maintenance of an adequate interest rate spread. Adjustable rate mortgage loans, and loans with typically shorter terms, such as commercial real estate loans, commercial business loans and consumer loans, have historically been, and continue to be, retained. Historically, most fixed-rate mortgage loans, particularly those with terms of 20-years or longer, have been sold in the secondary market (with servicing usually retained). Since the beginning of 2000, the Company has retained virtually all the fixed-rate mortgage loans it has originated. This amounted to approximately $28.1 million during the six month period. While the Company continues to promote the origination of adjustable rate mortgages, commercial real estate loans, commercial business loans and consumer loans, management determined that the Company's asset/liability position was such that retention of additional longer term fixed-rate mortgage loans was appropriate. Management reviews the Company's asset/liability position on a regular basis.

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

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOSSES ON LOANS

  The Company's non-performing assets decreased to $1.7 million, or 0.39%, of total assets at June 30, 2000 from $2.8 million, or 0.69% of total assets at December 31, 1999. During the six month period ended June 30, 2000, non-performing one-to-four family loans, non-performing consumer loans and non-performing commercial real estate loans decreased by $12,000, $133,000 and $861,000, respectively. These decreases were partially offset by an increase of $10,000 in non-performing commercial business loans. In addition, foreclosed assets decreased by $77,000 and restructured troubled debts decreased by $10,000. The ratio of the allowance for losses on loans to non-performing loans increased to 285.5% as of June 30, 2000 as compared to 124.2% as of December 31, 1999. The increase in this ratio, which excludes foreclosed assets and restructured troubled debt, was primarily the result of the decrease of $996,000 in non-performing loans.

  The Company classified $3.9 million of its assets as Special Mention, $2.2 million as Substandard and $34,000 as Loss as of June 30, 2000. No assets were classified as Doubtful at June 30, 2000. This represents an increase of $1.6 million in the Special Mention category and a net decrease of $290,000 in the other categories from the December 31, 1999 totals for classified assets. The increase in the Special Mention category was primarily the result of short-term cash flow problems experienced by a borrower in the construction business. The loan is well collateralized and management does not currently anticipate a loss. The ratio of classified assets to total assets (including items classified as Special Mention) was 1.42% at June 30, 2000 as compared to 1.20% at December 31, 1999. The ratio of the allowance for losses on loans to classified assets decreased to 35.1% as of June 30, 2000 as compared to 44.8% as of December 31, 1999.

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


RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2000 AND 1999

  Net income for the quarter ended June 30, 2000 was $768,000 compared to $439,000 for the same period in 1999. This represented a $329,000, or 75.1%, increase. The increase in net income resulted from an increase of $360,000 in net interest income and a $200,000 decrease in general and administrative expense, which were partially offset by a decrease of $38,000 in other income, and an increase of $192,000 in income tax expense.

  Basic earnings per share were $.61 for the quarter ended June 30, 2000 compared to $.33 for the 1999 period. Diluted earnings per share were $.59 for the quarter ended June 30, 2000 compared to $.31 for the comparable 1999 period. The second quarter per share earnings were the highest quarterly earnings in the Company's history.

  Net interest income increased $360,000, or 12.3%, during the quarter ended June 30, 2000, compared to the three-month period ended June 30, 1999.

  The table presented on page 17 ("Table I"), sets forth an analysis of the Company's net interest income for the three-month periods ended June 30, 2000 and 1999.

  As Table I indicates, interest income increased $549,000, or 8.1%, to $7.3 million for the three-month period ended June 30, 2000 from $6.8 million for the same period in 1999. The increase in interest income was the result of an increase in the yield earned on interest-earning assets to 7.60% during the 2000 period from 7.13% during the 1999 period, and an increase in the average balance of interest-earning assets to $385.6 million during the 2000 period from $379.8 million during the 1999 period. The increase in the average balance of interest-earning assets was due to an increase in balances of loans, which was partially offset by decreases in balances of mortgage-backed securities, investment securities and other interest-earning assets during the quarter. The increase in the yield earned on interest-earning assets was the result of increasing market interest rates during 2000, which resulted in higher yields on short term assets and a higher yield on the reinvestment of principal repayments on loans. The increase in average loans was the result of an aggressive lending program during the first six months of 2000.

  Interest expense increased $190,000, or 4.9%, to $4.0 million during the second quarter from $3.8 million in the same period in 1999. The increase in interest expense was the result of an increase in the average outstanding balance of interest-bearing liabilities to $374.5 million during the 2000 period from $368.4 million during the 1999 period, and, by an increase in the average yield on interest-bearing liabilities to 4.31% during the 2000 period from 4.18% during the 1999 period. The increase in average interest-bearing liabilities resulted primarily from a more aggressive pricing policy and the continuing movement to a sales oriented operation. The increase in the average yield on interest-bearing liabilities resulted from increasing market rates during 2000 and a more aggressive pricing policy.

  No provision for losses on loans was deemed necessary during either the second quarter of 2000, or the second quarter of 1999, based on management's review of the adequacy of the allowance for losses on loans.

  Other income for the three-month period ended June 30, 2000 decreased $38,000, or 6.0%, to $593,000 compared to $631,000 for the same period in 1999. The decrease was attributable to decreases of $52,000 in other income, $11,000 in gain on the sale of loans held for sale and $1,000 in gain on sale of securities available-for-sale. These decreases were partially offset by increases of $5,000 in insurance commissions, $17,000 in fee income and $4,000 in gain on sales of real estate held for sale. The $52,000 decrease in other income resulted primarily from a decline in appraisal fee income and from the absence of rental income on real estate owned during the 2000 period, compared to the 1999 period. The property on which rents were received was sold in 1999.

  Other expenses for the second quarter ended June 30, 2000 decreased $200,000 or 6.9%, to $2.7 million from $2.9 million for the second quarter of 1999. There were decreases in all areas of expense except the provision for losses on foreclosed assets which increased by $2,000 (15.7%) to $13,000 for the second quarter of 2000. There were decreases of $33,000 (2.1%) in compensation and benefits, $36,000 (35.5%) in advertising, $92,000 (18.2%) in other expenses, $24,000 (56.7%) in federal insurance premiums and $5,000 (6.0%) in data processing expenses. The decrease in general and administrative expenses was primarily the result of cost control efforts.

  Federal income taxes increased $192,000 to $396,000 for the three-month period ended June 30, 2000, compared to $204,000 for the same period in 1999. The primary reason for this increase was the increase in pre-tax income.


RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2000 and 1999

  Net income for the six-months ended June 30, 2000 was $1.3 million compared to $881,000 for the same period in 1999. This represented a $388,000, or 44.1%, increase. The increase in net income resulted from an increase of $676,000 in net interest income, and a decrease of $150,000 in general and administrative expense, which were partially offset by a decrease of $222,000 in other income, and an increase of $216,000 in income tax expense.

  Basic earnings per share were $1.01 for the six months ended June 30, 2000 compared to $.66 for the 1999 period. Diluted earnings per share were $.98 for the six months ended June 30, 2000 compared to $.62 for the comparable 1999 period.

  Net interest income increased $676,000, or 11.9%, during the six months ended June 30, 2000, compared to the six months ended June 30, 1999.

  The table presented on page 18 ("Table II"), sets forth an analysis of the Company's net interest income for the six-month periods ended June 30, 2000 and 1999.

  As Table II indicates, interest income increased $807,000, or 6.0%, to $14.2 million for the six-month period ended June 30, 2000 from $13.3 million for the same period in 1999. The increase in interest income was the result of an increase in the yield earned on interest-earning assets to 7.51% during the 2000 period from 7.12% during the 1999 period, and an increase in the average balance of interest-earning assets to $380.0 million during the 2000 period from $379.3 million during the 1999 period. The increase in the average balance of interest-earning assets was primarily due to increases in balances of loans, which was partially offset by decreases in balances of mortgage-backed securities, investment securities and other interest-earning assets during the period. The increase in the yield earned on interest-earning assets was the result of increasing market interest rates during 2000, which resulted in higher yields on short term assets and a higher yield on the reinvestment of principal repayments on loans.

  Interest expense increased $131,000, or 1.7%, to $7.9 million during the first six months of 2000 from $7.7 million in the same period in 1999. The increase in interest expense was the result of an increase in the average outstanding balance of interest-bearing liabilities to $370.4 million during the 2000 period from $368.9 million during the 1999 period, and, to a lesser extent, by an increase in the average yield on interest-bearing liabilities to 4.26% during the 2000 period from 4.22% during the 1999 period. The increase in average interest-bearing liabilities resulted primarily from a more aggressive pricing policy and the continuing movement to a sales oriented operation. The increase in the average yield on interest-bearing liabilities resulted from increasing market rates during 2000 and a more aggressive pricing policy.

  No provision for losses on loans was deemed necessary during either the first six months of 2000, or the first six months of 1999, based on management's review of the adequacy of the allowance for losses on loans.

  Other income for the six-month period ended June 30, 2000 decreased $222,000, or 15.7%, to $1.2 million compared to $1.4 million for the same period in 1999. The decrease was attributable to decreases of $116,000 in fee income, $163,000 in other income, $21,000 in gain on the sale of loans held for sale and $10,000 in gain on the sale of real estate held for sale. These decreases were partially offset by an increase of $77,000 in insurance commissions. The decrease in fee income was the result of a positive adjustment in the carrying value of originated mortgage servicing rights during the 1999 period, which did not recur in the 2000 period. The $164,000 decrease in other income resulted primarily from the absence of rental income on real estate owned during the 2000 period, compared to the 1999 period. The property on which rents were received was sold in 1999.

  Other expenses for the first half of 2000 decreased $150,000, or 2.6%, to $5.6 million from $5.8 million during the 1999 period. There were decreases of $49,000 (57.3%) in federal insurance premiums, $34,000 (18.9%) in advertising, $35,000 (17.0%) in data processing expense, $73,000 (7.4%) in other expenses and $13,000 (6.2%) in amortization of intangible assets. These decreases were partially offset by increases of $43,000 (1.4%) in compensation and benefits, $13,000 (7.6%) in telephone and postage and $2,000 (8.5%) in provision for losses on foreclosed assets.

  The Year 2000 posed a unique set of challenges to those industries reliant on information technology. Financial institutions are particularly dependent on electronic data processing systems. The Company's cumulative costs of the Year 2000 project through the end of 1999 were approximately $100,000. Additional costs related to Year 2000 have been limited during 2000 to payment of invoices received after the end of 1999. No additional expenditures or payments are expected at this time. The Company and its subsidiaries experienced an uneventful transition from 1999 to 2000. There was no disruption of services to customers or with internal operations. The Company will continue to remain aware of dates during 2000 which are considered critical, such as 10/10/2000, and will address issues, should they arise.

  Federal income taxes increased $215,000 to $647,000 for the six-month period ended June 30, 2000, compared to $432,000 for the same period in 1999. The primary reason for this increase was the increase in pre-tax income.


LIQUIDITY AND CAPITAL RESOURCES

  The Company maintains a certain level of cash and other liquid assets to fund normal volumes of loan commitments, deposit withdrawals and other obligations. The Office of Thrift Supervision (the "OTS") regulations currently require each savings association to maintain, for each calendar quarter, an average daily balance of liquid assets (including cash and cash equivalent investments) equal to at least 4% of its liquidity base as of the end of the preceding calendar quarter or the average daily balance of its liquidity base during the preceding calendar quarter. The liquidity base consists of net withdrawable accounts plus borrowings repayable in 12 months or less. At June 30, 2000, the Company's liquidity ratio was 16.4%, which was well in excess of the minimum regulatory requirement.

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

  As of June 30, 2000, the Bank exceeded all current minimum regulatory capital standards and was deemed to be "well capitalized" for purposes of the OTS's prompt corrective action regulations. At June 30, 2000, the Bank's tangible capital was $30.4 million, or 7.2%, of adjusted total assets, which exceeded the 1.5% requirement by $23.0 million and exceeded the 2.0% "critically undercapitalized" threshold by $22.0 million. In addition, at June 30, 2000, the Bank had core capital of $30.4 million, or 7.2%, of adjusted total assets, which exceeded the 4.0% requirement by $13.4 million and exceeded the 5.0% "well capitalized" threshold by $9.2 million. The Bank had risk-based capital of $32.5 million at June 30, 2000, or 12.2%, of risk-adjusted assets, which exceeded the minimum risk-based capital requirement by $11.2 million and exceeded the 10.0% "well capitalized" threshold by $5.9 million. Additionally, the Bank's $30.4 million of core capital equaled 11.5% of total risk-weighted assets, which exceeded the 6.0% "well capitalized" threshold by $14.5 million.

RECENT REGULATORY DEVELOPMENTS

  The Gramm-Leach-Bliley Act (the "Act"), which was enacted in November, 1999, allows eligible bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Act, an eligible bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the "Federal Reserve"), in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. National banks are also authorized by the Act to engage, through "financial subsidiaries", in certain activity that is permissible for financial holding companies (as described above) and certain activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity.

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

  Various bank regulatory agencies have begun issuing regulations as mandated by the Act. During June, 2000, all of the federal bank regulatory agencies jointly issued regulations implementing the privacy provisions of the Act. In addition, the Federal Reserve issued interim regulations listing the financial activities permissible for financial holding companies and describing the extent to which financial holding companies may engage in securities and merchant banking activities. At this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company.

STOCK REPURCHASE

  On January 11, 2000, the Company's Board of Directors authorized the repurchase through January 31, 2001, of up to 90,000 shares of its common stock. During the quarter ended June 30, 2000, a total of 6,000 shares of common stock were repurchased at a cost of $124,000. During the six months ended June 30, 2000, a total of 24,000 shares of common stock were repurchased at a cost of $535,000. Through June 30, 2000, a total of 583,007 shares of common stock of the

Company had been purchased under the current and previous repurchase programs at a total cost of $12.3 million. As of June 30, 2000, the Company held 474,542 shares of its common stock as treasury stock. During the period from June 30, 2000 through August 8, 2000, no additional shares of common stock were repurchased.

STOCK OPTIONS

  During the second quarter of 2000, options on 51,075 shares of common stock were exercised. Between June 30, 2000 and August 8, 2000, options on 1,400 shares of common stock were exercised. No other notice was received from holders of options of their intent to exercise options during that period.

DIVIDENDS

  On July 11, 2000, a cash dividend of $.12 per share was declared, payable on September 1, 2000 to stockholders of record as of August 11, 2000. Future dividends will depend primarily upon earnings, financial condition and need for funds, as well as restrictions imposed by regulatory authorities regarding dividend payments and capital requirements.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in" interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U. S. Government, including policies of the U. S. Treasury and the Federal Reserve Board, the quality of composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, our implementation of new technologies, our ability to develop and maintain secure and reliable electronic systems, and account principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

                                                           TABLE I
                                        NET INTEREST INCOME ANALYSIS (UNAUDITED)
                                          KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                             Three Months Ended June 30,
                                        -----------------------------------------------------------------------
                                                        2000                                  1999
                                        ----------------------------------   -----------------------------------
                                           Average                             Average
                                         Outstanding   Interest     Yield/    Outstanding    Interest     Yield/
                                           Balance    Earned/Paid    Rate       Balance     Earned/Paid   Rate
                                        ----------------------------------   -----------------------------------
                                                                 (Dollars in Thousands)
Interest-earning assets:
 Loans receivable (1)                       $293,843      $ 5,806      7.93%     $260,692       $ 5,092     7.83%
 Mortgage-backed securities (2)               18,130          315      6.97%       20,628           291     5.66%
 Investments securities (3)                   60,840          949      6.26%       70,586         1,020     5.80%
 Other interest-earning assets                10,957          199      7.28%       26,037           321     4.94%
 FHLB stock                                    1,835           33      7.21%        1,809            29     6.43%
                                            --------      -------                --------       -------

Total interest-earning assets                385,605        7,302      7.60%      379,752         6,753     7.13%
                                            --------      -------                --------       -------

Other assets                                  29,068                               30,982
                                            --------                             --------

Total assets                                $414,673                             $410,734
                                            ========                             ========

Interest-bearing liabilities:
 Certificate accounts                       $221,558        3,006      5.44%     $207,515         2,738     5.29%
 Savings deposits                             61,942          388      2.51%       62,798           384     2.45%
 Demand and NOW deposits                      76,279          434      2.28%       75,179           415     2.21%
 Borrowings                                   14,750          199      5.41%       22,900           301     5.27%
                                            --------      -------                --------       -------

Total interest-bearing liabilities           374,529        4,027      4.31%      368,392         3,838     4.18%
                                            --------      -------                --------       -------

Other liabilities                              3,657                                3,582
                                            --------                             --------

Total liabilities                            378,186                              371,974
                                            --------                             --------

Stockholders' equity                          36,487                               38,760
                                            --------                             --------
Total liabilities and
  stockholders' equity                      $414,673                             $410,734
                                            ========                             ========

Net interest income                                       $ 3,275                               $ 2,915
                                                          =======                               =======

Net interest rate spread                                               3.29%                                2.95%
                                                                                                            ====

Net earning assets                          $ 11,076                             $ 11,360
                                            ========                             ========

Net yield on average interest-
 earning assets (net interest
 margin)                                                               3.41%                                3.08%
                                                                       ====                                 ====

Average interest-earning assets to
 average interest-bearing liabilities                      102.96%                               103.08%
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

                                                        TABLE II
                                              NET INTEREST INCOME ANALYSIS
                                                       (UNAUDITED)
                                          KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                             Three Months Ended June 30,
                                        -----------------------------------------------------------------------
                                                        2000                                  1999
                                        ----------------------------------   -----------------------------------
                                           Average                             Average
                                         Outstanding   Interest     Yield/    Outstanding    Interest     Yield/
                                           Balance    Earned/Paid    Rate       Balance     Earned/Paid   Rate
                                        ----------------------------------   -----------------------------------
                                                                 (Dollars in Thousands)
Interest-earning assets:
 Loans receivable (1)                       $283,456      $11,079      7.86%     $256,418      $ 9,996     7.86%
 Mortgage-backed securities (2)               18,041          624      6.96%       19,391          530     5.51%
 Investments securities (3)                   61,704        1,918      6.25%       72,989        2,141     5.92%
 Other interest-earning assets                14,941          512      6.89%       28,711          667     4.68%
 FHLB stock                                    1,825           65      7.16%        1,806           57     6.36%
                                            --------      -------                --------      -------

Total interest-earning assets                379,967       14,198      7.51%      379,315       13,291     7.12%
                                            --------      -------                --------      -------

Other assets                                  30,029                               31,889
                                            --------                             --------

Total assets                                $409,996                             $411,204
                                            ========                             ========

Interest-bearing liabilities:
 Certificate accounts                       $219,997        5,895      5.39%     $208,863        5,541     5.35%
 Savings deposits                             61,256          762      2.50%       61,865          749     2.44%
 Demand and NOW deposits                      79,955          856      2.27%       75,246          831     2.23%
 Borrowings                                   13,229          340      5.17%       22,900          601     5.29%
                                            --------      -------                --------      -------

Total interest-bearing liabilities           370,437        7,853      4.26%      368,874        7,722     4.22%
                                            --------      -------                --------      -------

Other liabilities                              3,237                                3,204
                                            --------                             --------

Total liabilities                            373,674                              372,078
                                            --------                             --------

Stockholders' equity                          36,322                               39,126
                                            --------                             --------

Total liabilities and
  stockholders' equity                      $409,996                             $411,204
                                            ========                             ========

Net interest income                                       $ 6,345                              $ 5,669
                                                          =======                              =======

Net interest rate spread                                               3.25%                               2.90%
                                                                       ====                                ====

Net earning assets                          $  9,530                             $ 10,441
                                            ========                             ========

Net yield on average interest-
 earning assets (net interest
 margin)                                                               3.36%                               3.01%
                                                                       ====                                ====

Average interest-earning assets to
 average interest-bearing liabilities                      102.57%                              102.83%
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

                             KANKAKEE BANCORP, INC.

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1.  Legal Proceedings - There are no material pending legal proceedings to
         -----------------
         which the Company or the Bank is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2.  Changes in Securities - None
         ---------------------

Item 3.  Defaults Upon Senior Securities - None
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders - The Annual
         ---------------------------------------------------
         Meeting of Stockholders of the Company was held on April 21, 2000. At the meeting, Charles C. Huber, Thomas M. Schneider and Wesley E. Walker were elected to serve as directors with terms expiring in 2003. Continuing with terms expiring in 2002 were William Cheffer and Michael
         A. Stanfa. Continuing with terms expiring in 2001 were Brenda L. Baird and Larry D. Huffman. The matters approved by stockholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below:

                                                       Number of Votes
                                                     ------------------
                                                     For        Withheld
                                                    -----       ---------

         The election of the following
         directors for a three-year term:

         Charles C. Huber                          1,012,554     123,406
         Thomas M. Schneider                       1,013,496     122,464
         Wesley E. Walker                          1,014,571     121,389


                                                                                          Broker
                                                   For           Against     Abstain     Non-Votes
                                                   ---           -------     -------     ---------
         The ratification of McGladrey &
         Pullen, LLP, as the auditors for the
         year ending December 31, 2000:           1,120,360      11,596       4,004           -

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

                                      KANKAKEE BANCORP, INC.
                                      Registrant




Date:     August 8, 2000             /s/ MICHAEL A. STANFA
     -------------------             --------------------------------------
                                     Executive Vice President



Date:     August 8, 2000             /s/ RONALD J. WALTERS
     -------------------             ------------------------------------
                                     Vice President and Treasurer
                                     (Principal Financial
                                     and Accounting Officer)