Form 10-Q
period 2000-09-30
KANKAKEE BANCORP INC
filed 2000-11-08
CIK 891523

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             _____________________

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2000.

                                       or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From __________ to __________.

Commission File Number 1-13676
                       -------

                             KANKAKEE BANCORP, INC.
        -----------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                            36-3846489
----------------------------------------------      ---------------------------
(State or Other Jurisdiction of Incorporation       (I.R.S. Employer
or Organization)                                    Identification Number)


310 South Schuyler Avenue, Kankakee, Illinois                      60901
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

                            Yes    X     No _______
                                -------

As of November 8, 2000, there were 1,259,858 issued and outstanding shares of the Issuer's common stock (exclusive of 490,142 shares of the Issuer's common stock held as treasury stock).

                             KANKAKEE BANCORP, INC.

                                     INDEX
                                     -----



                                                                           Page
                                                                          Number
Part I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Financial
                    Statements (Unaudited)

                    Statements of Financial Condition,
                    September 30, 2000 and December 31, 1999               1 - 2

                    Statements of Income and Comprehensive Income,
                    Three Months Ended September 30, 2000 and 1999             3

                    Statements of Income and Comprehensive Income,
                    Nine Months Ended September 30, 2000 and 1999              4

                    Statements of Cash Flows, Nine Months
                    Ended September 30, 2000 and 1999                      5 - 6

                    Notes to Financial Statements                              7

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of Operations        8-17

          Item 3.   Quantitative and Qualitative Disclosure About
                    Market Risk                                             9-10

Part II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                         20

          Item 2.   Changes in Securities                                     20

          Item 3.   Defaults Upon Senior Securities                           20

          Item 4.   Submission of Matters to a Vote of Security Holders       20

          Item 5.   Other Information                                         20

          Item 6.   Exhibits and Reports on Form 8-K                          20

          SIGNATURES                                                          21

           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                 September 30,           December 31,
                                                                      2000                  1999
                                                                 -------------           ------------
Assets
  Cash and due from banks                                         $ 15,296,293           $ 19,118,528
  Federal funds sold                                                 1,402,904              6,321,834
  Money market funds                                                 4,882,760              4,653,221
                                                                  ------------           ------------
  Cash and cash equivalents                                         21,581,957             30,093,583
                                                                  ------------           ------------
  Certificates of deposit                                               50,000                 50,000
                                                                  ------------           ------------
  Securities:
  Investment securities:
     Available-for-sale, at fair value                              60,653,153             65,131,965
     Held-to-maturity, at cost (fair value: September 30, 2000 -
     $384,225; December 31, 1999 - $284,038)                           402,425                306,241
                                                                  ------------           ------------
       Total investment securities                                  61,055,578             65,438,206
                                                                  ------------           ------------

  Mortgage-backed securities:
     Available-for-sale, at fair value                              17,022,427             17,490,841
     Held-to-maturity, at cost (fair value: September 30, 2000 -
     $84,716; December 31, 1999 - $109,819)                             83,725                108,724
                                                                  ------------           ------------
       Total mortgage-backed securities                             17,106,152             17,599,565
                                                                  ------------           ------------
  Non-marketable equity securities                                     501,100                501,100
                                                                  ------------           ------------
  Loans, net of allowance for losses on loans ($2,139,612 at
     September 30, 2000; $2,171,040 at December 31, 1999)          326,271,452            270,360,059
  Loans held for sale                                                        -                      -
  Real estate held for sale                                            525,780                575,164
  Federal Home Loan Bank stock, at cost                              1,876,100              1,811,400
  Office properties and equipment                                    8,355,726              8,850,579
  Accrued interest receivable                                        3,001,118              2,889,498
  Prepaid expenses and other assets                                  1,240,758              1,352,138
  Intangible assets                                                  4,912,784              5,196,634
                                                                  ------------           ------------
Total assets                                                      $446,478,505           $404,717,926
                                                                  ============           ============

                                                                     (Continued)

                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                September 30,          December 31,
                                                                     2000                  1999
                                                                 ------------          ------------
Liabilities and stockholders' equity
  Liabilities:
     Deposits
        Noninterest bearing                                        $ 21,786,912          $ 21,455,669
        Interest bearing                                            357,851,919           333,521,782
     Short term borrowings                                           12,000,000                     -
     Other borrowings                                                15,000,000            11,200,000
     Advance payments by borrowers for taxes and insurance              810,284             1,548,998
     Other liabilities                                                1,178,473               743,750
                                                                   ------------          ------------
  Total liabilities                                                 408,627,588           368,470,199
                                                                   ------------          ------------

  Stockholders' equity
     Preferred stock, $.01 par value; authorized, 500,000
      shares; none outstanding                                                -                     -
     Common stock, $.01 par value; authorized, 3,500,000
      shares; issued and outstanding: September 30, 2000 -
      1,258,558; December 31, 1999 - 1,243,383                           17,500                17,500
     Additional paid-in capital                                      15,409,964            16,019,390
     Retained income, substantially restricted                       33,730,057            32,309,425
     Less: Cost of treasury stock (491,442 shares at September
     30, 2000; 506,617 shares at December 31, 1999)                 (10,556,492)          (10,851,899)
     Unrealized losses on securities available-for-
     sale, net of related income taxes                                 (674,507)           (1,095,478)
                                                                   ------------          ------------

     Total stockholders' equity before Employee Stock
      Ownership Plan loan and Bank Incentive Plan and Trust          37,926,522            36,398,938
     Employee Stock Ownership Plan loan                                 (75,605)             (151,211)
                                                                   ------------          ------------
     Total stockholders' equity                                      37,850,917            36,247,727
                                                                   ------------          ------------
Total liabilities and stockholders' equity                         $446,478,505          $404,717,926
                                                                   ============          ============

See notes to consolidated financial statements (unaudited)

     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                     KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                            Three Months Ended September 30,
                                                            --------------------------------
                                                                2000                 1999
                                                            ----------            ----------
Interest income:
  Loans                                                      $6,362,081            $5,213,446
  Mortgage-backed securities                                    307,405               296,100
  Investment securities                                       1,224,727             1,228,243
                                                             ----------            ----------
     Total interest income                                    7,894,213             6,737,789
                                                             ----------            ----------
Interest expense:
  Deposits                                                    4,291,344             3,570,163
  Borrowed funds                                                368,445               234,784
                                                             ----------            ----------
     Total interest expense                                   4,659,789             3,804,947
                                                             ----------            ----------
  Net interest income                                         3,234,424             2,932,842

Provision for losses on loans                                    20,000                     -
                                                             ----------            ----------
  Net interest income after provision for losses on loans     3,214,424             2,932,842
Other income:
  Net gain on sales of real estate held for sale                 16,107                 3,812
  Net gain (loss) on sales of loans held for sale                   765               (21,057)
  Fee income                                                    526,536               463,897
  Insurance commissions                                          33,877                44,345
  Other                                                          85,420               114,047
                                                             ----------            ----------
     Total other income                                         662,705               605,044
                                                             ----------            ----------
Other expenses:
  Compensation and benefits                                   1,575,153             1,508,671
  Occupancy                                                     280,469               292,346
  Furniture and equipment                                       173,322               172,801
  Federal insurance premiums                                     18,140                41,606
  Advertising                                                    89,322               111,377
  Provision for losses on foreclosed assets                      89,079                 3,750
  Data processing services                                       88,399                94,919
  Telephone and postage                                          91,490               107,062
  Amortization of intangible assets                              94,617                94,617
  Other general and administrative                              468,699               536,868
                                                             ----------            ----------
     Total other expenses                                     2,968,690             2,964,017
                                                             ----------            ----------
  Income before income taxes                                    908,439               573,869
Income taxes                                                    300,625               188,600
                                                             ----------            ----------
Net income                                                   $  607,814            $  385,269
                                                             ==========            ==========
Net income                                                   $  607,814            $  385,269
Other comprehensive income:
  Unrealized gains (losses) on available-for-sale
  securities, net of related income taxes                       519,479              (218,682)
                                                             ----------            ----------
Comprehensive income                                         $1,127,293            $  166,587
                                                             ==========            ==========

  Basic earnings per share                                   $     0.48            $     0.29
                                                             ==========            ==========
  Diluted earnings per share                                 $     0.47            $     0.28
                                                             ==========            ==========

See notes to consolidated financial statements (unaudited)

     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                         Nine Months Ended September 30,
                                         -------------------------------
                                             2000              1999
                                         ----------          -----------
Interest income:
 Loans                                     $17,441,229        $15,209,557
 Mortgage-backed securities                    931,348            825,651
 Investment securities                       3,719,861          4,093,464
                                           -----------        -----------
  Total interest income                     22,092,438         20,128,672
                                           -----------        -----------
Interest expense:
 Deposits                                   11,804,839         10,691,558
 Borrowed funds                                708,133            835,548
                                           -----------        -----------
  Total interest expense                    12,512,972         11,527,106
                                           -----------        -----------
 Net interest income                         9,579,466          8,601,566

Provision for losses on loans                   20,000                  -
                                           -----------        -----------
 Net interest income after provision for
  losses on loans                            9,559,466          8,601,566
Other income:
 Net gain on sale of securities
  available-for-sale                                 -              1,094
 Net gain on sales of real estate held
  for sale                                      28,068             25,390
 Net gain on sales of loans held for sale        4,059              2,854
 Net gain on sales of office related
  property                                      11,552                  -
 Fee income                                  1,404,640          1,458,429
 Insurance commissions                         142,710             75,822
 Other                                         266,159            458,425
                                           -----------        -----------
  Total other income                         1,857,188          2,022,014
                                           -----------        -----------
Other expenses:
 Compensation and benefits                   4,654,203          4,545,122
 Occupancy                                     806,793            819,214
 Furniture and equipment                       524,419            527,248
 Federal insurance premiums                     54,480            126,635
 Advertising                                   233,642            289,320
 Provision for losses on foreclosed
  assets                                       120,805             33,000
 Data processing services                      258,375            299,763
 Telephone and postage                         268,584            271,700
 Amortization of intangible assets             283,851            296,426
 Other general and administrative            1,386,976          1,528,864
                                           -----------        -----------
  Total other expenses                       8,592,128          8,737,292
                                           -----------        -----------
 Income before income taxes                  2,824,526          1,886,288
Income taxes                                   948,050            620,350
                                           -----------        -----------
Net income                                 $ 1,876,476        $ 1,265,938
                                           ===========        ===========
Net income                                 $ 1,876,476        $ 1,265,938
Other comprehensive income:
 Unrealized gains (losses) on
  available-for-sale
 securities, net of related income taxes       420,971           (967,350)
                                           -----------        -----------
Comprehensive income                       $ 2,297,447        $   298,588
                                           ===========        ===========

 Basic earnings per share                  $      1.49        $      0.95
                                           ===========        ===========
 Diluted earnings per share                $      1.45        $      0.90
                                           ===========        ===========

See notes to consolidated financial statements (unaudited)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                            Nine Months Ended September 30,
                                                            -------------------------------
                                                                 2000              1999
                                                            ------------       ------------
Cash flows from operating activities:
 Net income                                                $   1,876,476       $  1,265,938
 Adjustments to reconcile net income to net
 cash provided by operating activities:
 Provision for losses on loans                                    20,000                  -
 Provision for losses on real estate held for sale               120,805            (33,000)
 Depreciation and amortization                                   967,942            960,697
 Amortization of investment premiums and discounts, net            2,658            224,001
 Accretion of loan fees and discounts                             10,902             26,118
 Deferred income tax provision (benefit)                         (41,838)           100,107
 Originations of loans held for sale                            (251,382)        (8,359,875)
 Proceeds from sales of loans                                    255,441         10,202,925
 Increase in interest receivable                                (111,620)          (143,154)
 Increase (decrease) in interest payable on deposits              (8,859)            64,744
 Net gain on sales of loans                                       (4,059)            (2,854)
 Net gain on sales of securities available-for-sale                    -             (1,094)
 Net gain on sales of real estate held for sale                  (28,068)           (25,390)
 Net income on sales of office related property                  (11,552)                 -
 Other, net                                                      441,424            274,870
                                                           -------------       ------------
 Net cash from operating activities                            3,238,270          4,554,033
                                                           -------------       ------------
Cash flows from investing activities:
Investment securities:
Available-for-sale:
 Purchases                                                    (6,492,404)       (11,983,543)
 Proceeds from sales                                                   -          2,001,094
 Proceeds from calls and maturities                           11,500,000         19,000,000
Held to maturity:
 Purchases                                                      (100,000)                 -
 Proceeds from maturities                                          2,976              2,797
Mortgage-backed securities:
Available-for-sale:
 Purchases                                                    (1,962,724)        (6,798,597)
 Proceeds from maturities and paydowns                         2,538,308          6,244,383
Held-to-maturity:
 Proceeds from maturities and paydowns                            24,999             51,488
Proceeds from sales of real estate                               130,263          2,589,556
Deferred loan fees and costs, net                                 76,359            (63,198)
Loans originated                                            (137,475,649)       (98,540,131)
Loans purchased                                                        -         (1,366,276)
Principal collected on loans                                  81,357,379         76,123,402
Purchases of office properties and equipment, net               (232,949)        (1,132,277)
Payments of improvements on real estate                                -           (347,623)
                                                           -------------       ------------

Net cash from investing activities                           (50,633,442)       (14,218,925)
                                                           -------------       ------------

See notes to consolidated financial statements (unaudited).

                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                               Nine Months Ended September 30,
                                                               -------------------------------
                                                                   2000           1999
                                                               -------------   ---------------
Cash flows from financing activities
  Net increase in non-certificate of deposit accounts           ($1,353,407)   ($2,195,753)
  Net increase in certificate of deposit accounts                26,023,646      3,323,769
  Net increase in advance payments by
   borrowers for taxes and insurance                               (816,830)    (1,096,328)
  Proceeds from short-term borrowings                            31,000,000              -
  Repayments of short-term borrowings                           (19,000,000)             -
  Proceeds from other borrowings                                 10,000,000              -
  Repayments of other borrowings                                 (6,200,000)    (7,200,000)
  Proceeds from exercise of stock options                           623,853        181,607
  Dividends paid                                                   (455,844)      (483,371)
  Purchase of treasury stock                                       (937,872)    (3,274,809)
                                                               ------------   ------------
  Net cash from financing activities                             38,883,546    (10,744,885)
                                                               ------------   ------------
Decrease in cash and cash equivalents                            (8,511,626)   (20,409,777)
Cash and cash equivalents:
  Beginning of period                                            30,093,583     46,990,638
                                                               ------------   ------------
  End of year                                                  $ 21,581,957   $ 26,580,861
                                                               ============   ============
Supplemental disclosures of cash flow information
 Cash paid during the period for:
  Interest on deposits                                         $ 11,796,000   $ 10,756,300
                                                               ============   ============
  Interest on borrowed funds                                   $    640,000   $    869,100
                                                               ============   ============
  Income taxes                                                 $    776,824   $    417,072
                                                               ============   ============
Supplemental disclosures of non-cash investing activities:
 Real estate acquired through foreclosure                      $     99,616   $    122,713
                                                               ============   ============

(Increase) decrease in unrealized gains (losses) on
 securities available-for-sale                                 $    637,835    ($1,443,806)
                                                               ============   ============
Increase (decrease) in deferred taxes attributable to the
 unrealized gains (losses) on securities available-for-sale       ($216,864)  $    476,456
                                                               ============   ============
Reduction of Employee Stock Ownership plan loan                $     75,606   $     75,606
                                                               ============   ============

See notes to consolidated financial statements (unaudited).

                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 2000


Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The statement of condition at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report for Kankakee Bancorp, Inc. (the "Company") on Form 10-K for the year ended December 31, 1999.

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

Note 3 - Accounting for Certain Investments in Debt and Equity Securities

     At September 30, 2000, stockholders' equity included a negative $675,000, which represents the amount by which the book value of the available-for-sale securities and the available-for-sale mortgage-backed securities exceeded the market value, net of an income tax benefit of $351,000. A decrease in market interest rates during the nine months ended September 30, 2000 resulted in a $421,000 increase in the market value, net of income tax effect, of the available-for-sale securities and the available-for-sale mortgage-backed securities. At the end of 1999, the book value of the available-for-sale securities portfolio exceeded the market value by $1.1 million, net of income tax benefit.

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

FINANCIAL CONDITION

     During the first nine months of 2000, knowing that there was available capacity in the branch network, the Company emphasized growth in interest-earning assets. Additionally, the Company continued to shift the composition of its balance sheet toward loans rather than lower yielding investment securities. Emphasis was also placed on deposit growth within the branch network, since both item processing and data processing, as well as the branches, had the capacity to handle a larger deposit base. Growth strategies for both loans and deposits have included the continuing implementation of a sales culture, a heightened awareness of customer service and more aggressive pricing policies.

     The increase in loans has included the retention of long-term fixed-rate mortgages, which previously had been designated for sale in the secondary market, and growth of the commercial loan portfolio. The mix and maturities of earning assets on the Company's balance sheet at December 31, 1999 allowed for the retention of some long-term fixed-rate mortgage loans during the first nine months of the year without a material increase in risk. The increase in loan volume was funded by increases in deposits and borrowed money, and by decreases in cash, cash equivalents and investment securities. While the Company's strategy will continue to emphasize growth, a slower rate of growth is expected during the last quarter of 2000 and into the first part of 2001, although it is anticipated that earnings should continue to benefit from the growth during the first nine months of the year.

     Total assets of the Company increased by $41.8 million, or 10.3%, to $446.5 million at September 30, 2000 from $404.7 million at December 31, 1999.

     Cash and cash equivalents decreased by $8.5 million, or 28.3%, from $30.1 million at December 31, 1999 to $21.6 million at September 30, 2000. The decrease was primarily attributable to the use of cash equivalent assets in the funding of loans during the period.

     During the nine-month period ended September 30, 2000, net loans receivable increased by $55.9 million, or 20.7%, from $270.4 million to $326.3 million. This was primarily the result of the origination of $93.6 million of real estate loans and the origination of $43.9 million of consumer and commercial business loans, offset by loan repayments which totaled $81.4 million.

     There were no loans held for sale at either September 30, 2000, or at December 31, 1999. During the nine months ended September 30, 2000, no mortgage loans were originated for sale.

     Securities available-for-sale decreased by $4.5 million, or 6.9%, to $60.6 million at September 30, 2000 from $65.1 million at December 31, 1999 as the result of the maturity of $11.5 million of securities, which was partially offset by the purchase of $6.5 million of securities and by the net change in market value adjustment.

     Mortgage-backed securities available-for-sale decreased by $468,000, or 2.7%, to $17.0 million at September 30, 2000 from $17.5 million at December 31, 1999. The decrease resulted from the maturity of $2.5 million of securities, which was partially offset by the purchase of $2.0 million of securities. The change in market value adjustment was minimal.

     Deposits increased by $24.6 million, or 6.9%, from $355.0 million at December 31, 1999 to $379.6 million at September 30, 2000. During the nine month period, there was a $26.0 million increase in certificate of deposit accounts, which was partially offset by a $1.4 million decrease in passbook, checking and money market accounts.

     Total borrowings increased by $15.8 million, or 141.1%, from $11.2 million at December 31, 1999 to $27.0 million at September 30, 2000. The increase was the result of $41.0 million in new borrowings required for loan origination and cash management, which were partially offset by repayments of $19.0 million and the call on a $6.2 million advance which was subject to a quarterly call at the option of the lender. Borrowings consisted entirely of advances from the Federal Home Loan Bank of Chicago.

ASSET/LIABILITY MANAGEMENT

     Management attempts to control fluctuations in net interest income which result from an imbalance in the amounts of assets and liabilities that reprice during a period of time. The Company attempts to mitigate its interest rate exposure, to the extent consistent with the maintenance of an adequate interest rate spread. Adjustable rate mortgage loans, and loans with typically shorter terms, such as commercial real estate loans, commercial business loans and consumer loans, have historically been, and continue to be, retained. Historically, most fixed-rate mortgage loans, particularly those with terms of 20-years or longer, have been sold in the secondary market (with servicing usually retained). Since the beginning of 2000, the Company has retained virtually all the fixed-rate mortgage loans it has originated. Those with terms of 20-years or longer totaled approximately $40.4 million during the nine month period. While the Company continues to promote the origination of adjustable rate mortgages, commercial real estate loans, commercial business loans and consumer loans, management determined that the Company's asset/liability position was such that retention of additional longer term fixed-rate mortgage loans was appropriate. Management reviews the Company's asset/liability position on a regular basis.

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

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOSSES ON LOANS

     The Company's non-performing assets decreased to $1.8 million, or 0.41%, of total assets at September 30, 2000 from $2.8 million, or 0.69% of total assets at December 31, 1999. During the nine month period ended September 30, 2000, non-performing consumer loans and non-performing commercial real estate loans decreased by $221,000 and $861,000, respectively. These decreases were partially offset by increases in non-performing one-to-four family loans and non-performing commercial business loans of $114,000 and $100,000, respectively. In addition, foreclosed assets decreased by $50,000 and restructured troubled debts decreased by $19,000. The ratio of the allowance for losses on loans to non-performing loans increased to 243.2% as of September 30, 2000 as compared to 124.2% as of December 31, 1999. The increase in this ratio, which excludes foreclosed assets and restructured troubled debt, was primarily the result of the decrease of $868,000 in non-performing loans.

     The Company classified $3.9 million of its assets as Special Mention, $2.2 million as Substandard and $111,000 as Loss as of September 30, 2000. No assets were classified as Doubtful at September 30, 2000. This represents an increase of $1.6 million in the Special Mention category and a net decrease of $240,000 in the other categories from the December 31, 1999 totals for classified assets. The increase in the Special Mention category was primarily the result of short-term cash flow problems experienced by a borrower in the construction business. The loan is well collateralized and management does not currently anticipate a loss. The ratio of classified assets to total assets (including items classified as Special Mention) was 1.39% at September 30, 2000 as compared to 1.20% at December 31, 1999. The ratio of the allowance for losses on loans to classified assets decreased to 34.4% as of September 30, 2000 as compared to 44.8% as of December 31, 1999.

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


RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Net income for the quarter ended September 30, 2000 was $608,000 compared to $385,000 for the same period in 1999. This represented a $223,000, or 57.8%, increase. The increase in net income resulted from an increase of $302,000 in net interest income and a $58,000 increase in other income, which were partially offset by an increase of $20,000 in provisions for losses on loans and an increase of $112,000 in income tax expense.

     Basic earnings per share were $.48 for the quarter ended September 30, 2000 compared to $.29 for the 1999 period. Diluted earnings per share were $.47 for the quarter ended September 30, 2000 compared to $.28 for the comparable 1999 period.

     Net interest income increased $302,000, or 10.3%, during the quarter ended September 30, 2000, compared to the quarter ended September 30, 1999.

     The table presented on page 18 ("Table I"), sets forth an analysis of the Company's net interest income for the three-month periods ended September 30, 2000 and 1999.

     As Table I indicates, interest income increased $1.2 million, or 17.2%, to $7.9 million for the three-month period ended September 30, 2000 from $6.7 million for the same period in 1999. The increase in interest income was the result of an increase in the yield earned on interest-earning assets to 7.64% during the 2000 period from 7.20% during the 1999 period, and an increase in the average balance of interest-earning assets to $409.8 million during the 2000 period from $371.5 million during the 1999 period. The increase in the average balance of interest-earning assets was due to an increase in balances of loans, which was partially offset by decreases in balances of mortgage-backed securities, investment securities and other interest-earning assets during the quarter. The increase in the yield earned on interest-earning assets was the result of increasing market interest rates during 2000, which resulted in higher yields on short term assets and a higher yield on both the reinvestment of principal repayments on loans and newly originated loans. The increase in average loans was primarily the result of an aggressive lending program during the first nine months of 2000.

     Interest expense increased $855,000, or 22.5%, to $4.7 million during the third quarter from $3.8 million in the same period in 1999. The increase in interest expense was the result of an increase in the average outstanding balance of interest-bearing liabilities to $399.7 million during the 2000 period from $363.2 million during the 1999 period, and, by an increase in the average yield on interest-bearing liabilities to 4.63% during the 2000 period from 4.16% during the 1999 period. The increase in average interest-bearing liabilities resulted primarily from a more aggressive pricing policy and the continuing movement to a sales oriented operation. The increase in the average yield on interest-bearing liabilities resulted from increasing market rates during 2000 and a more aggressive pricing policy.

     Based on management's review of the adequacy of the allowance for losses on loans, a provision for losses on loans of $20,000 was recorded during the third quarter of 2000. There was no provision for losses on loans recorded during the third quarter of 1999.

     Other income for the three-month period ended September 30, 2000 increased $58,000, or 9.5%, to $663,000 compared to $605,000 for the same period in 1999.
The increase was attributable to increases of $63,000 in fee income, $22,000 in gain on the sale of loans held for sale and $12,000 in gain on sale of real estate held for sale. These increases were partially offset by decreases of $10,000 in insurance commissions and $29,000 in other income. The $63,000 increase in fee income resulted primarily from higher volumes of service charges on checking accounts resulting from an increase in such accounts during the 2000 period, compared to the 1999 period.

     Other expenses for the third quarter of 2000 increased $5,000 or 0.2%, and totaled approximately $3.0 million, as did other expenses for the third quarter of 1999. There was an increase of $66,000 (4.4%) in compensation and benefits. In addition, due to unforeseen and extensive repairs related primarily to one foreclosed property, the provision for losses on repossessed assets totaled $89,000 for the quarter, compared to $4,000 for the 1999 quarter. These increases were substantially offset by decreases of $12,000 (4.1%) in occupancy costs, $22,000 (19.8%) in advertising, $68,000 (12.7%) in other expenses, $23,000 (56.4%) in federal insurance premiums, $7,000 (6.9%) in data processing expenses and $16,000 (14.5%) in telephone and postage. General and administrative expenses remained at approximately the same level as the result of the need to provide for loss reserves on repossessed assets, which offset ongoing cost control efforts during the third quarter.

     Federal income taxes increased $112,000 to $301,000 for the three-month period ended September 30, 2000, compared to $189,000 for the same period in 1999. The primary reason for this increase was the increase in pre-tax income.


RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2000 and 1999

     Net income for the nine-months ended September 30, 2000 was $1.9 million compared to $1.3 million for the same period in 1999. This represented a $611,000, or 48.2%, increase. The increase in net income resulted from an increase of $978,000 in net interest income, and a decrease of $145,000 in general and administrative expense, which were partially offset by a decrease of $165,000 in other income, an increase of $20,000 in the provision for losses on loans and an increase of $328,000 in income tax expense.

     Basic earnings per share were $1.49 for the nine months ended September 30, 2000 compared to $.95 for the 1999 period. Diluted earnings per share were $1.45 for the nine months ended September 30, 2000 compared to $.90 for the comparable 1999 period.

     Net interest income increased $978,000, or 11.4%, during the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999.

     The table presented on page 19 ("Table II"), sets forth an analysis of the Company's net interest income for the nine-month periods ended September 30, 2000 and 1999.

     As Table II indicates, interest income increased $2.0 million, or 9.8%, to $22.1 million for the nine-month period ended September 30, 2000 from $20.1 million for the same period in 1999. The increase in interest income was the result of an increase in the yield earned on interest-earning assets to 7.57% during the 2000 period from 7.15% during the 1999 period, and an increase in the average balance of interest-earning assets to $389.9 million during the 2000 period from $376.6 million during the 1999 period. The increase in the average balance of interest-earning assets was primarily due to increases in balances of loans, which was partially offset by decreases in balances of mortgage-backed securities, investment securities and other interest-earning assets during the period. The increase in the yield earned on interest-earning assets was the result of increasing market interest rates during 2000, which resulted in higher yields on short term assets and a higher yield on both the reinvestment of principal repayments on loans and newly originated loans.

     Interest expense increased $986,000, or 8.6%, to $12.5 million during the first nine months of

2000 from $11.5 million in the same period in 1999. The increase in interest expense was the result of an increase in the average outstanding balance of interest-bearing liabilities to $380.2 million during the 2000 period from $367.0 million during the 1999 period, and by an increase in the average yield on interest-bearing liabilities to 4.40% during the 2000 period from 4.20% during the 1999 period. The increase in average interest-bearing liabilities resulted primarily from a more aggressive pricing policy and the continuing movement to a sales oriented operation. The increase in the average yield on interest-bearing liabilities resulted from increasing market rates during 2000 and a more aggressive pricing policy.

     Based on management's review of the adequacy of the allowance for losses on loans, a provision for losses on loans of $20,000 was recorded during the nine months ending September 30, 2000. There was no provision for losses on loans during the 1999 period.

     Other income for the nine-month period ended September 30, 2000 decreased $165,000, or 8.2%, to $1.9 million compared to $2.0 million for the same period in 1999. The decrease was attributable to decreases of $54,000 in fee income, $192,000 in other income and $1,000 in gain on the sale of securities available-for-sale. These decreases were partially offset by increases of $67,000 in insurance commissions, $3,000 in gain on sale of real estate held for sale and $12,000 in gain on sale of office-related property. The decrease in fee income was the result of a positive adjustment in the carrying value of originated mortgage servicing rights during the 1999 period, which did not recur in the 2000 period. The $192,000 decrease in other income resulted primarily from the absence of rental income on real estate owned during the 2000 period, compared to the 1999 period. The property on which rents were received was sold in 1999.

     Other expenses for the first half of 2000 decreased $145,000, or 1.7%, to $8.6 million from $8.7 million during the 1999 period. There were decreases of $72,000 (57.0%) in federal insurance premiums, $56,000 (19.2%) in advertising, $41,000 (13.8%) in data processing expense, $142,000 (9.3%) in other expenses, $12,000 (1.5%) in occupancy costs, and $13,000 (4.2%) in amortization of intangible assets. These decreases were partially offset by increases of $109,000 (2.4%) in compensation and benefits and $88,000 (266.1%) in provision for losses on foreclosed assets.

     The Year 2000 posed a unique set of challenges to those industries reliant on information technology. Financial institutions are particularly dependent on electronic data processing systems. The Company's cumulative costs of the Year 2000 project through the end of 1999 were approximately $100,000. Additional costs related to Year 2000 have been limited during 2000 to payment of invoices received after the end of 1999. No additional expenditures or payments are expected at this time. The Company and its subsidiaries experienced an uneventful transition from 1999 to 2000. There was no disruption of services to customers or with internal operations. The Company will continue to remain aware of dates during 2000 which are considered critical and will address issues, should they arise.

     Federal income taxes increased $328,000 to $948,000 for the nine-month period ended September 30, 2000, compared to $620,000 for the same period in 1999. The primary reason for this increase was the increase in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a certain level of cash and other liquid assets to fund normal volumes of loan commitments, deposit withdrawals and other obligations. The Office of Thrift Supervision (the

"OTS") regulations currently require each savings association to maintain, for each calendar quarter, an average daily balance of liquid assets (including cash and cash equivalent investments) equal to at least 4% of its liquidity base as of the end of the preceding calendar quarter or the average daily balance of its liquidity base during the preceding calendar quarter. The liquidity base consists of net withdrawable accounts plus borrowings repayable in 12 months or less. At September 30, 2000, the Company's liquidity ratio was 14.6%, which was well in excess of the minimum regulatory requirement.

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

     As of September 30, 2000, the Bank exceeded all current minimum regulatory capital standards and was deemed to be "well capitalized" for purposes of the OTS's prompt corrective action regulations. At September 30, 2000, the Bank's tangible capital was $30.8 million, or 7.0%, of adjusted total assets, which exceeded the 1.5% requirement by $24.2 million and exceeded the 2.0% "critically
undercapitalized" threshold by $22.0 million.   In addition, at September 30,
2000, the Bank had core capital of $30.8 million, or 7.0%, of adjusted total assets, which exceeded the 4.0% requirement by $13.2 million and exceeded the 5.0% "well capitalized" threshold by $8.8 million. The Bank had risk-based capital of $32.9 million at September 30, 2000, or 11.9%, of risk-adjusted assets, which exceeded the minimum risk-based capital requirement by $10.8 million and exceeded the 10.0% "well capitalized" threshold by $5.3 million. Additionally, the Bank's $30.8 million of core capital equaled 11.2% of total risk-weighted assets, which exceeded the 6.0% "well capitalized" threshold by $14.3 million.

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

     Although various bank regulatory agencies have issued regulations as mandated by the Act, except for the jointly issued privacy regulations, the Act and its implementing regulations have had little impact on the daily operations of the Company and the Bank and, at this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company or the Bank.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements". SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 when required in the fourth quarter of 2000. Management believes the adoption of SAB No. 101 will not have a significant effect on the Company's financial statements.

STOCK REPURCHASE

     On January 11, 2000, the Company's Board of Directors authorized the repurchase through January 31, 2001, of up to 90,000 shares of its common stock. During the quarter ended September 30, 2000, a total of 18,300 shares of common stock were repurchased at a cost of $402,000. During the nine months ended September 30, 2000, a total of 42,300 shares of common stock were repurchased at a cost of $938,000. Through September 30, 2000, a total of 601,307 shares of common stock of the Company had been purchased under the current and previous repurchase programs at a total cost of $12.7 million. As of September 30, 2000, the Company held 491,442 shares of its common stock as treasury stock. During the period from September 30, 2000 through November 8, 2000, no additional shares of common stock were repurchased.

STOCK OPTIONS

     During the third quarter of 2000, options on 1,400 shares of common stock were exercised. Between September 30, 2000 and November 8, 2000, options on 1,300 shares of common stock were exercised. No other notice was received from holders of options of their intent to exercise options during that period.

DIVIDENDS

     On October 10, 2000, a cash dividend of $.12 per share was declared, payable on December 1, 2000 to stockholders of record as of November 15, 2000. Future dividends will depend primarily upon earnings, financial condition and need for funds, as well as restrictions imposed by regulatory authorities regarding dividend payments and capital requirements.

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

                                 TABLE I
                   NET INTEREST INCOME ANALYSIS (UNAUDITED)
                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                         Three Months Ended September 30,
                                      --------------------------------------------------------------------
                                                   2000                                   1999
                                      --------------------------------   ---------------------------------
                                        Average                             Average
                                      Outstanding   Interest    Yield/    Outstanding    Interest    Yield/
                                        Balance    Earned/Paid   Rate       Balance     Earned/Paid   Rate
                                      --------------------------------   ---------------------------------
                                                               (Dollars in Thousands)
Interest-earning assets:
  Loans receivable (1)                   $316,328  $ 6,362      7.98%     $267,110       $ 5,214      7.74%
  Mortgage-backed securities (2)           17,385      307      7.01%       19,409           296      6.05%
  Investments securities (3)               60,767      953      6.22%       67,466           989      5.82%
  Other interest-earning assets            13,500      236      6.94%       15,733           209      5.27%
  FHLB stock                                1,868       36      7.65%        1,811            30      6.57%
                                         --------  -------                --------       -------

Total interest-earning assets             409,848    7,894      7.64%      371,529         6,738      7.20%
                                         --------  -------                --------       -------

Other assets                               29,916                           31,566
                                         --------                         --------

Total assets                             $439,764                         $403,095
                                         ========                         ========

Interest-bearing liabilities:
  Certificate accounts                   $239,083    3,445      5.72%     $209,560         2,757      5.22%
  Savings deposits                         60,264      379      2.50%       61,949           381      2.44%
  Demand and NOW deposits                  76,632      467      2.42%       74,148           432      2.31%
  Borrowings                               23,750      369      6.16%       17,500           235      5.33%
                                         --------  -------                --------       -------

Total interest-bearing liabilities        399,729    4,660      4.63%      363,157         3,805      4.16%
                                         --------  -------                --------       -------

Other liabilities                           2,466                            2,052
                                         --------                         --------

Total liabilities                         402,195                          365,209
                                         --------                         --------

Stockholders' equity                       37,569                           37,886
                                         --------                         --------

Total liabilities and
  stockholders' equity                   $439,764                         $403,095
                                         ========                         ========

Net interest income                                $ 3,234                               $ 2,933
                                                   =======                               =======

Net interest rate spread                                        3.01%                                 3.04%
                                                                ====                                  ====

Net earning assets                       $ 10,119                         $  8,372
                                         ========                         ========

Net yield on average interest-
 earning assets (net interest
 margin)                                                        3.13%                                 3.13%
                                                                ====                                  ====

Average interest-earning assets to
 average interest-bearing liabilities               102.53%                               102.31%
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

                                   TABLE II
                   NET INTEREST INCOME ANALYSIS (UNAUDITED)
                     KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                            Nine Months Ended September 30,
                                      -------------------------------------------------------------------------
                                                       2000                                   1999
                                      ------------------------------------    ---------------------------------
                                                     Average                                Average
                                      Outstanding    Interest       Yield/    Outstanding   Interest    Yield/
                                        Balance    Earned/Paid       Rate       Balance   Earned/Paid    Rate
                                      ------------------------------------    ---------------------------------
                                                                 (Dollars in Thousands)
Interest-earning assets:
  Loans receivable (1)                   $294,217  $17,441          7.92%     $259,792    $15,210        7.83%
  Mortgage-backed securities (2)           17,815      931          6.98%       19,385        826        5.70%
  Investments securities (3)               61,451    2,870          6.24%       71,256      3,130        5.87%
  Other interest-earning assets            14,527      749          6.89%       24,384        876        4.80%
  FHLB stock                                1,840      101          7.33%        1,807         87        6.44%
                                         --------  -------                    --------    -------

Total interest-earning assets             389,850   22,092          7.57%      376,624     20,129        7.15%
                                         --------  -------                    --------    -------

Other assets                               29,998                               31,848
                                         --------                             --------

Total assets                             $419,848                             $408,472
                                         ========                             ========

Interest-bearing liabilities:
  Certificate accounts                   $226,888    9,341          5.50%     $209,483      8,298        5.30%
  Savings deposits                         60,598    1,141          2.52%       61,857      1,130        2.44%
  Demand and NOW deposits                  76,314    1,323          2.32%       74,900      1,263        2.25%
  Borrowings                               16,360      708          5.78%       20,740        836        5.39%
                                         --------  -------                    --------    -------

Total interest-bearing liabilities        380,160   12,513          4.40%      366,980     11,527        4.20%
                                         --------  -------                    --------    -------

Other liabilities                           2,960                                2,818
                                         --------                             --------

Total liabilities                         383,120                              369,798
                                         --------                             --------

Stockholders' equity                       36,728                               38,674
                                         --------                             --------

Total liabilities and
  stockholders' equity                   $419,848                             $408,472
                                         ========                             ========

Net interest income                                $ 9,579                                $ 8,602
                                                   =======                                =======

Net interest rate spread                                            3.17%                                2.95%
                                                                    ====                                 ====

Net earning assets                       $  9,690                             $  9,644
                                         ========                             ========

Net yield on average interest-
 earning assets (net interest
 margin)                                                            3.28%                                3.05%
                                                                    ====                                 ====

Average interest-earning assets to
 average interest-bearing liabilities               102.55%                                102.63%
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

                                      KANKAKEE BANCORP, INC.
                                      Registrant




Date: November 8, 2000                /s/ MICHAEL A. STANFA
      -------------------             --------------------------------------
                                      Executive Vice President

Date: November 8, 2000                /s/ RONALD J. WALTERS
      -------------------             --------------------------------------
                                      Vice President and Treasurer
                                      (Principal Financial
                                      and Accounting Officer)