Form 10-K
period 2000-12-31
KANKAKEE BANCORP INC
filed 2001-03-23
CIK 891523

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            --------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from _______ to _______

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


          Securities Registered Pursuant to Section 12(b) of the Act:
                                           Name of Each Exchange
                  Title of Each Class      on which Registered
                  -------------------      ----------------------
  Common Stock, par value $.01 per share  American Stock Exchange



          Securities Registered Pursuant to Section 12(g) of the Act:
                                     NONE
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
     YES  X    NO ___
         ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

================================================================================

     As of March 1, 2001, the Registrant had issued and outstanding 1,223,408 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2001, was $23,629,492.*



                      DOCUMENTS INCORPORATED BY REFERENCE

     PARTS II and IV of Form 10-K--Portions of the 2000 Annual Report to Stockholders.
     PART III of Form 10-K--Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders.



__________________

* Based on the last reported price ($22.75) of an actual transaction in the Registrant's Common Stock on March 1, 2001, and reports of beneficial ownership filed by directors and executive officers of the Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of the Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of the Registrant's Common Stock.

                            KANKAKEE BANCORP, INC.

                        2000 ANNUAL REPORT ON FORM 10-K

                               Table of Contents

                                                                                                   Page Number
                                                                                                   -----------
                                     PART I

Item    1.  Business......................................................................................   4
Item    2.  Properties....................................................................................  46
Item    3.  Legal Proceedings.............................................................................  47
Item    4.  Submission of Matters to a Vote of Security Holders...........................................  47

                                    PART II

Item    5.  Market for the Registrant's Common Stock and Related  Security Holder Matters.................  47
Item    6.  Selected Financial Data.......................................................................  47
Item    7.  Management's Discussion and Analysis of Financial  Condition and Results of Operations........  47
Item   7a.  Quantitative and Qualitative Disclosures About Market Risk....................................  47
Item    8.  Financial Statements and Supplementary Data...................................................  49
Item    9.  Changes in and Disagreements With Accountants on  Accounting and Financial Disclosure.........  49

                                    PART III

Item   10.  Directors and Executive Officers of the Registrant............................................  49
Item   11.  Executive Compensation........................................................................  50
Item   12.  Security Ownership of Certain Beneficial Owners and  Management...............................  50
Item   13.  Certain Relationships and Related Transactions................................................  50

                                    PART IV

Item   14.  Exhibits, Financial Statement Schedules, and Reports on 8-K...................................  51

Form 10-K Signature Page..................................................................................  53

                                    PART I

Item 1.  Business

                                  THE COMPANY

General

     Kankakee Bancorp, Inc., a Delaware corporation (the "Company"), is a savings and loan holding company registered under the Home Owner's Loan Act, as amended (the "HOLA"). The Company's primary business activity is acting as the holding company for Kankakee Federal Savings Bank, a federally chartered savings bank (the "Bank"). The Bank has two subsidiaries, KFS Service Corp., and its wholly-owned subsidiary, KFS Insurance Agency, Inc., which engage in the business of providing securities brokerage services and insurance and annuity products to its customers and appraisal services to the Bank and other lenders in the Kankakee area. All references to KFS Service Corp. include KFS Insurance Agency, Inc., unless clearly indicated otherwise. The Company was organized in 1992, in connection with the Bank's conversion from the mutual to the stock form of organization (the "Conversion") which was completed on December 30, 1992. As part of the Conversion, the Company issued 1,750,000 shares of its common stock, $.01 par value per share (the "Common Stock"), at a price of $9.875 per share. On March 24, 1995, the Company's Common Stock was listed on the American Stock Exchange under the symbol "KNK". Prior to March 24, 1995, the Company's Common Stock was quoted on The Nasdaq Stock Market under the symbol "KNKB".

     The Bank is the Company's only financial institution subsidiary and was initially chartered as an Illinois state savings and loan association in 1885. The Bank converted to a federally chartered savings and loan association in 1937 and changed its name to Kankakee Federal Savings Bank in connection with its conversion to stock form in 1992. All references to the Company include the Bank and KFS unless clearly indicated otherwise.

     The Company and the Bank are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (the "OTS") and the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is a member of the Federal Home Loan Bank System (the "FHLB") and its deposits are insured by the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by the FDIC.

     The Bank serves the financial needs of families and local businesses in its primary market areas through its main office located at 310 S. Schuyler Avenue, Kankakee, Illinois and fourteen branch offices located in the communities of Ashkum, Bourbonnais, Bradley, Braidwood, Champaign, Coal City (2), Diamond, Dwight, Herscher, Hoopeston, Manteno, Momence and Urbana, Illinois. At December 31, 2000, the Company had consolidated assets of $459.9 million, deposits of $388.1 million and stockholders' equity of $39.3 million.

     Branch offices in Braidwood, Coal City and Diamond, Illinois were acquired on January 29, 1998, when the Company completed the acquisition of Coal City National Bank from Coal City Corporation, a multi-bank holding company headquartered in Chicago, Illinois. At the time of purchase, the bank had total assets of $56.0 million, deposits of $51.7 million and stockholders' equity of $3.7 million. The transaction, which was accounted for as a purchase, resulted in the recording of approximately $3.8 million in intangible assets.

     The Company engages in a general full service retail banking business and offers a broad variety of consumer oriented products and services to residents of its primary market areas. The Company is principally engaged in the business of attracting deposits from the general public and originating residential mortgage loans in its primary market areas. The Company also originates commercial real estate, consumer, multi-family, commercial business and construction loans. In addition, the Company invests in mortgage-backed securities, investment securities, certificates of deposit and short-term liquid assets. The Company also offers a Visa/MasterCard program, debit card services and, on an agency basis through KFS Service Corp., securities brokerage services and insurance and annuity products to the Company's customers and provides appraisal services for the Bank and others.

     Since 1998, the Bank has offered trust services. While the Bank has authority for full trust services, it has initially focused on personal trust services and limited employee benefit plan services.

     The Company's revenues are derived from interest on loans, mortgage-backed and related securities and investments, service charges and loan origination fees, loan servicing fees and proceeds from the sale, through KFS Service Corp., of securities brokerage services, insurance and annuity products and appraisal services. The Company's operations are materially affected by general economic conditions, the monetary and fiscal policies of the federal government and the policies of the various regulatory authorities, including the OTS and the Board of Governors of the Federal Reserve System (the "FRB"). The Company's results of operations are largely dependent upon its net interest income, which is the difference between the interest it receives on its loan and investment securities portfolios and the interest it pays on deposit accounts and borrowings.

     The executive offices of the Company are located at 310 S. Schuyler Avenue, Kankakee, Illinois 60901 and its telephone number at that address is (815) 937-4440.

Market Area

     The Bank's main office is located at 310 S. Schuyler Avenue, Kankakee, Illinois. The bank also has fourteen branch offices located in the communities of Ashkum, Bourbonnais, Bradley, Braidwood, Champaign, Coal City (2), Diamond, Dwight, Herscher, Hoopeston, Manteno, Momence and Urbana. The Company's market areas include Kankakee, Champaign, Iroquois and Livingston Counties and portions of Will, Grundy and Vermilion Counties, in Illinois.

     Kankakee is located approximately 35 miles south of the metropolitan Chicago area. The metropolitan Kankakee area has a population of just under 60,000 and has experienced a slight decrease in population since 1990. Kankakee County has a mixed agricultural and industrial economy with the largest number of residents employed in the agricultural, health care, food processing, chemical and retail redistribution industries. Major employers include Riverside HealthCare, Provena St. Mary's Hospital, Shapiro Development Center, the Baker and Taylor Company, CIGNA Companies, Armstrong World Industries, Aventis Behring, Bunge Edible Oil Corporation, Cognis Corporation, KMART Corporation Distribution Center, Sears Logistics Services, Inc., American Spring Wire, Crown Cork and Seal Company, Inc., and Dow Automotive.

     Champaign/Urbana is located approximately 75 miles south of Kankakee. It is the location of the original campus of the University of Illinois which employs 16,200 people and has a student body of over 30,000. In addition, the economy of the Champaign/Urbana market area includes several major medical centers and agricultural and industrial businesses. Major employers in the Champaign/Urbana area include Carle Clinic Association, Carle Foundation Hospital, Provena Covenant Medical Center, Parkland College, Kraft Foods, Inc., SuperValu Champaign Distribution Center, Rantoul Products, Champaign Unit School District 4, Champaign County and Caradco.

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

   Loan and Mortgage-Backed Securities Portfolio Composition. The following
   ---------------------------------------------------------
table provides information concerning the composition of the Company's loan and mortgage-backed securities portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated. Loans held for sale are included primarily in one-to-four family real estate loans.

                                                                                                 December 31,
                                   ------------------------------------------------------------------------------

                                             2000                        1999                      1998
                                     ---------------------       ---------------------     --------------------

                                       Amount      Percent         Amount      Percent      Amount      Percent
                                       ------      -------         ------      -------      ------      -------
Real Estate Loans                                               (Dollars in thousands)
-----------------

  One-to-four family............     $211,891      58.73%        $165,089      56.61%      $159,956     59.23%

  Multi-family..................       11,608        3.22           8,923        3.06         5,556       2.06

  Commercial....................       39,564       10.97          28,869        9.90        21,291       7.88

  Construction or
    development.................       17,797        4.93          14,235        4.88        13,938       5.16

  Mortgage-backed
    securities and participation
    certificates................       16,118        4.47          17,600        6.03        18,746       6.94
                                       ------       -----          ------       -----        ------      -----


    Total real estate loans
      and mortgage-backed
      securities................      296,978       82.32         234,716       80.48       219,487      81.27
                                      -------       -----         -------       -----       -------      -----

Other Loans:

  Consumer Loans:

    Deposit account.............          786        0.22             788        0.27           827       0.31

    Student.....................          ---         ---             151        0.05           231       0.09


                                   -----------------------------------------------------------

                                               1997                           1996
                                     ------------------------   --------------------------

                                       Amount       Percent        Amount        Percent
                                       ------       -------        ------        -------
Real Estate Loans
-----------------

  One-to-four family............     $157,764       58.22%       $149,544        54.74%

  Multi-family..................        7,480         2.76         14,172          5.19

  Commercial....................       20,881         7.71         28,721         10.51

  Construction or
    development.................        9,004         3.32          5,525          2.02

  Mortgage-backed
    securities and parti-
    cipation certificates.......       28,503        10.52         34,713         12.71
                                       ------        -----         ------         -----


    Total real estate loans
      and mortgage-backed
      securities................      223,632        82.53        232,675         85.17
                                      -------        -----        -------         -----

Other Loans:
-----------

  Consumer Loans:

    Deposit account.............          820         0.30            588          0.21

    Student.....................          825         0.30            918          0.34

                                                                                                                     December 31,
                                   ----------------------------------------------------------------------------------------------

                                              2000                              1999                            1998
                                   --------------------------        --------------------------      --------------------------

                                         Amount         Percent          Amount         Percent          Amount         Percent
                                         ------         -------          ------         -------          ------         -------
    Automobile...................         7,281            2.02           5,541            1.90           3,830            1.42

    Home equity..................        17,815            4.94          17,028            5.84          17,215            6.37

    Home improvement.............           ---             ---               2            0.00               7            0.00

    Mobile home..................         1,734            0.48           2,158            0.74           2,826            1.05

    Credit cards.................         1,286            0.36           1,286            0.44           1,376            0.51

    Personal.....................        11,133            3.08           7,946            2.73           6,900            2.55
                                         ------            ----           -----            ----          ------            ----

      Total consumer loans.......        40,035           11.10          34,900           11.97          33,212           12.30

Commercial business loans........        23,750            6.58          22,013            7.55          17,365            6.43
                                         ------            ----          ------            ----          ------           -----

    Total other loans............        63,785           17.68          56,913           19.52          50,577           18.73
                                         ------           -----          ------           -----          ------           -----

Total loans and mortgage-backed
  securities receivable..........       360,763         100.00%         291,629         100.00%         270,064         100.00%
                                        -------         =======         -------         =======         -------         =======


Less:
----

  Loans in process...............         3,341                           1,394                           1,671

  Deferred fees and discounts....           192                             104                             129

  Allowance for losses on loans..         2,156                           2,171                           2,375
                                          -----                           -----                           -----

  Total loans and mortgage-
    backed securities
    receivable, net..............      $355,074                        $287,960                        $265,889
                                       ========                        ========                        ========


                                   --------------------------------------------------------

                                             1997                          1996
                                   -------------------------      -------------------------

                                      Amount         Percent          Amount        Percent
                                      ------         -------          ------        -------
    Automobile..................       4,476            1.65           4,033           1.48

    Home equity.................      16,795            6.20          14,166           5.19

    Home improvement............          13            0.00              56           0.02

    Mobile home.................       3,293            1.22           3,161           1.16

    Credit cards................       1,534            0.57           1,705           0.62

    Personal....................       7,407            2.73           5,942           2.17
                                       -----            ----           -----           ----

      Total consumer loans......      35,163           12.97          30,569          11.19

Commercial business loans.......      12,185            4.50           9,943           3.64
                                     -------           -----           -----           ----

    Total other loans...........      47,348           17.47          40,512          14.83
                                     -------           -----          ------          -----

Total loans and mortgage-backed
  securities receivable.........     270,980         100.00%         273,187        100.00%
                                     -------         =======         -------        =======


Less:
----

  Loans in process..............       1,121                           1,726

  Deferred fees and discounts...         176                             425

  Allowance for losses
    on loans....................       2,130                           2,360
                                       -----                           -----

  Total loans and mortgage-
    backed securities
    receivable, net.............    $267,553                        $268,676
                                    ========                        ========

     The following table shows the composition of the Company's loan and mortgage-backed securities portfolios by fixed and adjustable rate at the dates indicated. Loans held for sale are included primarily as fixed-rate one-to-four family residential loans.

                                                                              December 31,
                                      ---------------------------------------------------------------------------------------------

                                            2000               1999               1998               1997               1996
                                      -----------------  -----------------  -----------------  -----------------  -----------------

                                       Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                                      --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
Fixed-Rate Loans and                                                     (Dollars in thousands)
Mortgage-Back Securities
------------------------
  Real estate:

    One-to-four family..............  $132,847    36.82% $ 83,407    28.60% $ 75,352    27.90%  $56,908    21.00% $ 50,758    18.58%

    Multi-family....................     3,206     0.89       693     0.24       390     0.14       ---      ---       ---      ---

    Commercial......................    11,015     3.06     7,664     2.63     2,076     0.77     1,392     0.51     3,520     1.29

    Construction or development.....     2,579     0.71     2,380     0.82     2,708     1.00     1,711     0.63       690     0.25

  Mortgage-backed securities........    11,813     3.28    11,731     4.02     9,296     3.44    12,502     4.61    17,489     6.40
                                      --------   ------  --------   ------  --------   ------  --------   ------  --------  -------

  Total real estate loans and
      mortgage-backed
      securities ...................   161,460    44.76   105,875    36.31    89,822    33.25    72,513    26.75    72,457    26.52

Consumer............................    24,092     6.68    18,826     6.46    19,087     7.07    19,918     7.35    17,065     6.25

Commercial business.................    12,709     3.52    11,215     3.85     8,020     2.97     3,005     1.11     2,867     1.05
                                      --------   ------  --------   ------  --------   ------  --------   ------  --------  -------

  Total fixed-rate loans and
      mortgage-backed securities....   198,261    54.96   135,916    46.62   116,929    43.29    95,436    35.21    92,389    33.82
                                      --------   ------  --------   ------  --------   ------  --------   ------  --------  -------

Adjustable-Rate Loans and
Mortgage-Backed Securities
--------------------------
  Real estate:

    One-to-four family..............    79,044    21.91    81,682    28.01    84,604    31.33   100,856    37.22    98,786    36.16

                                                                              December 31,
                                      ---------------------------------------------------------------------------------------------

                                            2000               1999               1998               1997               1996
                                      -----------------  -----------------  -----------------  -----------------  -----------------

                                       Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                                      --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
    Multi-family....................     8,402     2.33     8,230     2.82     5,166     1.92     7,480     2.76    14,172     5.19

    Commercial......................    28,549     7.91    21,205     7.27    19,215     7.11    19,489     7.19    25,201     9.22

    Construction or

      development...................    15,218     4.22    11,855     4.06    11,230     4.16     7,293     2.69     4,835     1.77

    Mortgage-backed securities......     4,305     1.19     5,869     2.01     9,450     3.50    16,001     5.91    17,224     6.31
                                      --------   ------  --------   ------  --------   ------  --------   ------  --------  -------

      Total real estate loans
        and mortgage-backed
        securities..................   135,518    37.56   128,841    44.17   129,665    48.02   151,119    55.77   160,218    58.65

Consumer............................    15,943     4.42    16,074     5.51    14,125     5.23    15,245     5.63    13,504     4.94

Commercial business ................    11,041     3.06    10,798     3.70     9,345     3.46     9,180     3.39     7,076     2.59
                                      --------   ------  --------   ------  --------   ------  --------   ------  --------  -------

    Total adjustable-rate loans
      and mortgage-backed
      securities....................   162,502    45.04   155,713    53.38   153,135    56.71   175,544    64.78   180,798    66.18
                                      --------   ------  --------   ------  --------   ------  --------   ------  --------  -------


  Total loans and mortgage-
    backed securities...............   360,763   100.00%  291,629   100.00%  270,064   100.00%  270,980   100.00%  273,187   100.00%
                                      --------   ======  --------   ======  --------   ======  --------   ======  --------  =======

Less:

  Loans in process..................     3,341              1,394              1,671              1,121              1,726

  Deferred fees and discounts.......       192                104                129                176                425

  Allowance for losses on loans.....     2,156              2,171              2,375              2,130              2,360
                                      --------           --------           --------           --------           --------

    Total loans and mortgage-
      backed securities
      receivable, net...............  $355,074           $287,960           $265,889           $267,553           $268,676
                                      ========           ========           ========           ========           ========

     The following schedule illustrates the interest rate sensitivity of the Company's loan and mortgage-backed securities portfolio at December 31, 2000. Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract matures. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                     Real Estate
                       ---------------------------------------------------------------------------

                       One-to-four family and
                           Mortgage-Backed         Multi-family and           Construction or
                              Securities              Commercial                Development                 Consumer
                       ----------------------   ----------------------     -----------------------    ---------------------

                                     Weighted                 Weighted                    Weighted                 Weighted
                                     Average                  Average                     Average                  Average
                        Amount         Rate      Amount         Rate        Amount          Rate       Amount        Rate
                       --------      --------   --------      --------     --------       --------    --------     --------

Due During Twelve
Month Periods Ending                                          (Dollars in thousands)
December 31,
------------
2001(1)..............  $    479          8.30%  $  9,898          9.95%    $ 14,744           9.43%   $  5,029        11.38%

2002 and 2003........     1,726          8.24      6,470          8.64          955           9.84       8,735         9.51

2004 and 2005........     1,575          8.05      3,410          9.27          229           9.31      17,423         8.91

2006 and 2010........    24,452          7.19      6,322          8.84          450           8.46       8,385         9.70

2011 and 2025........   109,842          7.27     22,981          8.55        1,419           7.53         463         9.77

2026 and following...    89,935          7.66      2,091          8.62           --             --          --           --
                       --------                 --------                   --------                   --------
  Total..............  $228,009                 $ 51,172                   $ 17,797                   $ 40,035
                       ========                 ========                   ========                   ========

                             Commercial
                              Business                  Total
                       ----------------------   ----------------------

                                     Weighted                 Weighted
                                     Average                  Average
                        Amount         Rate      Amount         Rate
                       --------      --------   --------      --------

Due During Twelve
Month Periods Ending               (Dollars in thousands)
December 31,
------------
2001(1)..............  $ 14,303          9.62%  $ 44,453          9.82%

2002 and 2003........     3,741          8.56     21,627          9.00

2004 and 2005........     3,786          8.64     26,423          8.87

2006 and 2010........     1,103          9.14     40,712          8.03

2011 and 2025........       817          7.70    135,522          7.50

2026 and following...        --            --     92,026          7.68
                       --------                 --------

  Total..............  $ 23,750                 $360,763
                       ========                 ========

__________
(1) Includes demand loans and loans having no stated maturity.

     As of December 31, 2000, the total amount of loans and mortgage-backed securities due after December 31, 2001, which had predetermined interest rates was $187.4 million, while the total amount of loans and mortgage-backed and related securities due after such date which had floating or adjustable interest rates was $128.9 million.

     Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" market value or 30% for certain residential development loans). At December 31, 2000, the Bank's regulatory loan-to-one borrower limit was $5.0 million. On the same date, the Bank's largest total of loans to one borrower was $4.9 million.

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

     One-to-Four Family Residential Real Estate Lending. The cornerstone of the
     --------------------------------------------------
Company's lending program is the origination of loans secured by mortgages on owner-occupied one-to-four family residences. At December 31, 2000, $211.9 million, or 58.7% of the Company's loan and mortgage-backed securities portfolio, consisted of loans secured by one-to-four family residences. At that date, the average outstanding residential loan balance was approximately $60,000 and the largest outstanding residential loan had a book value of $833,000. Substantially all of the residential loans originated by the Company are secured by properties located in the Company's primary market areas.

     In order to reduce its exposure to changes in interest rates, the Company originates Adjustable Rate Mortgages ("ARM"), subject to market conditions and consumer preference. The Company continues to originate long term fixed-rate residential loans. Through the end of 1999, the Company sold substantially all of such loans in the secondary market, except its fixed-rate residential loans having terms of 20 years or less, and which met predetermined minimum interest rates, as was consistent with its asset/liability management objectives. During 2000, the Company began retaining virtually all fixed-rate one-to-four family residential loans it originated, except for Federal Housing Administration and Veterans= Administration loans.

     Most of the Company's fixed-rate loans are originated with terms which conform to secondary market standards (i.e., Freddie Mac standards). Most of the Company's fixed-rate residential loans have contractual terms to maturity of 15 to 30 years. Under the Company's current policy, the Company retains most of the fixed-rate loans that it originates. Through the end of 1999, the Company sold, with servicing retained, most of the fixed-rate loans it originated, except for loans with terms of 20 years or less which met, or exceeded, certain predetermined minimum interest rates. The predetermined minimum interest rate was evaluated on a regular basis and adjusted, as necessary. At December 31, 2000, the Company had $68.0 million of 15 year fixed-rate residential loans and $64.8 million of 30 year fixed-rate residential loans in its portfolio.

     The Company offers ARM loans at rates, terms and fees determined in accordance with market and competitive factors. The Company's current one-to-four family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the ARMs originated by the Company are subject to adjustment at stated intervals based on a margin over a specified index and are subject to annual as well as lifetime adjustment limits. The Company's current ARMs do not permit negative amortization of principal and carry no prepayment penalty. At December 31, 2000, the Company had $34.0 million, $4.3 million and $40.7 million of one-year, three-year and five-year ARMs, respectively.

     The Company's delinquency experience on its ARMs has generally been similar to that on fixed-rate residential loans. Of the $1.4 million of one-to-four family loans delinquent 60 days or more at December 31, 2000, $487,000 (or 0.2% of one-to-four family loans) consisted of ARMs and $875,000 (or 0.4% of the Company's one-to-four family loans) represented fixed-rate loans.

     The Company evaluates both the borrower's ability to make principal, interest and escrow payments and the value of the property that will secure the loan. The Company originates residential mortgage loans with loan-to-value ratios generally up to 95% except for a program applicable to first time home buyers where this ratio can go up to 97% with private mortgage insurance and/or other collateral. On any mortgage loan exceeding an 80% loan-to-value ratio at the time of origination, the Company generally requires private mortgage insurance in an amount intended to reduce the Company's exposure to 80% or less of the appraised value of the underlying property. During 2000, the Company began offering 100% financing on the purchase of single-family, owner occupied homes. All loans originated under this program are required to have private mortgage insurance covering the top 35% of the loan balance, and can be either fixed rate or adjustable rate.

     In 1999, the Company announced a $30,000 grant program to assist qualified first-time home buyers in purchasing owner-occupied single-family homes in the Company's market areas. The program provides one-time grants of up to $1,000 to assist qualified applicants who meet low-to-moderate income guidelines. Through 2000, $20,000 of the funds in the grant program had been used to assist qualified first-time home buyers.

     The Company, on occasion, originates loans in excess of $252,700 (the Freddie Mac maximum during 2000). As of December 31, 2000, the Company had 35 residential mortgage loans having an aggregate balance of $10.8 million with original balances in excess of $252,700 ("jumbo loans"). The Company's historical delinquency experience on its jumbo loans has been excellent.

     The Company is an approved one-to-four family lender for both the Federal Housing Administration ("FHA") and the Veterans' Administration ("VA"). The Company sells, with servicing released, all FHA and VA loans it originates to other investors. During 2000, however, there were no FHA or VA loans originated by the Company. Borrowers are notified at the time of application that their loan will be sold to, and serviced by, a party other than the Company.

     Multi-Family and Commercial Real Estate Lending. The Company also makes
     -----------------------------------------------
multi-family and commercial real estate loans in its primary market areas. At December 31, 2000, the Company had $51.2 million in multi-family and commercial real estate loans, representing 14.2% of the Company's total loan and mortgage-backed securities portfolio. At December 31, 2000, there were no participation interests in multi-family and commercial real estate loans which were purchased from other lenders.

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

     The table below sets forth by type of property taken as collateral, the number, loan amount and outstanding balance of the Company's multi-family and commercial real estate loans (including purchased loan participations) at December 31, 2000 and the amounts of such loans which were non-performing or "of concern" at December 31, 2000. The amounts shown do not reflect allowances for losses.

                                                                Original       Outstanding          Amount
                                                Number            Loan          Principal       Non-Performing
                                               of Loans          Amount          Balance        or of Concern
                                               --------         --------        ---------       -------------
                                                                    (Dollars in thousands)
Multi-family residential...................          30             $13,147          $11,608          $    ---
Improved real estate.......................          13              10,296            4,200             1,892
Churches...................................          21               4,918            3,915               ---
Agricultural related.......................          22               1,790            1,568               ---
Industrial and warehouse...................          71              17,153           13,927               ---
Retail.....................................          41               8,346            5,155               336
Office.....................................          14               3,030            2,007               ---
Other......................................          66               9,421            8,792                10
                                                    ---            --------         --------          --------
     Total.................................         278             $68,101          $51,172            $2,238
                                                    ===            ========         ========          ========

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

     Purchased Loan Participations. In order to supplement lending activities
     -----------------------------
during periods of low loan volume, the Company has from time to time purchased participation interests in multi-family and commercial real estate loans originated and serviced by other lenders. Prior to purchase, the Company reviews each participation to ensure that the underlying loan complies with the Company's lending policy as in effect at the time of purchase. At December 31, 2000, the Bank had $399,000 of purchased loans and participation interests in one-to-four family loans.

     The purchase of loan participations involves the same risks as the origination of the same type of loans as well as additional risks related to the purchaser's lower level of control over the origination and subsequent administration of the loan. Also, some of the loan participations currently on the Company's books are on real estate located out-of-state. Out-of-state investments are considered to carry a higher degree of risk due to the difficulty of monitoring such investments.

     Commercial Business Lending. Federally chartered savings institutions, such
     ---------------------------
as the Bank, are authorized to make secured or unsecured loans and issue letters of credit for commercial, corporate, business and agricultural purposes and to engage in commercial leasing activities, up to a maximum of 20% of total assets. However, any amount exceeding 10% of total assets must represent small business loans as defined by the OTS.

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

     At December 31, 2000, the Company had $23.8 million in commercial business loans outstanding (representing 6.6% of the Company's total loan and mortgage-backed securities portfolio) with additional commercial business loan commitments totaling $8.4 million, most of which were undrawn lines of credit. In addition, at December 31, 2000, the Company had sixteen letters of credit outstanding, in an aggregate amount of $841,000. Most of the Company's commercial business loans have terms to maturity of five years or less and adjustable or floating interest rates. At December 31, 2000, the Company had eighteen commercial business loans with balances of $250,000 or more, in an aggregate amount of $9.4 million.

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

     The following table sets forth information regarding the number and amount of the Company's commercial business loans and the amounts of such loans which were non-performing and "of concern" as of December 31, 2000.

                                                                 Total         Outstanding           Amount
                                                Number            Loan          Principal        Non-Performing
                                               of Loans        Commitment        Balance         or of Concern
                                               --------        ----------       ---------        -------------
                                                                     (Dollars in thousands)
Secured Loans:
 Accounts receivable.......................          12              $4,405           $2,065           $  ---
 Inventory.................................           2                  29               20              ---
 Equipment.................................          67               4,383            2,824                5
 Other business assets.....................          41               5,630            3,646            1,463
 Stocks and bonds..........................          14               1,393            1,350              ---
 Heavy duty vehicles.......................         129               8,082            6,258              ---
 Other motor vehicles......................          36                 699              570               19
 Crops.....................................           9               3,589            1,323              ---
 Stand-by letters of credit................           7                 578              ---              ---
 Beneficial interest in real estate trust..          22               5,219            3,735              816
Unsecured loans............................          70               2,917            1,959                8
Unsecured stand-by letters of credit.......           9                 263              ---              ---
                                                   ----            --------        ---------          -------
 Total commercial business loans...........         418             $37,187          $23,750           $2,311
                                                   ====             =======          =======          =======

     Consumer Lending. Management believes that offering consumer loan products
     ----------------
helps to expand the Company's customer base and to create stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and/or adjustable-rates and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. The Company currently originates substantially all of its consumer loans in its market areas. At December 31, 2000, the Company's consumer loans totaled $40.0 million or 11.1% of the Company's loan and mortgage-backed securities portfolio.

     The Company offers a variety of secured consumer loans, including home equity and home improvement loans, loans secured by savings deposits, mobile home and automobile loans. Although the Company primarily originates consumer loans secured by real estate, deposits or other collateral, the Company also makes unsecured personal loans. In addition, the Company offers unsecured consumer loans through its Visa and MasterCard credit card programs.

     The Company offers mobile home loans in order to provide affordable housing. All of the Company's mobile home loans have been originated with fixed-rates of interest and are generally made in amounts of up to a maximum of 90% of the buyer's cost. As of December 31, 2000, mobile home loans totaled $1.7 million or approximately 0.5% of the Company's gross loan and mortgage-backed securities portfolio.

     Historically, the Company also offered student loans in compliance with the guidelines established by the Federal Family Education Loan Program. Due to a series of changes in the student loan programs, the Company no longer originates student loans or retains them for its portfolio. Its role in student loans has been limited to providing forms for those interested in applying for student loans. As of December 31, 2000, the Company had no student loans on its books.

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

     Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. The greater risk inherent in consumer loans has been emphasized by recent nationwide increases in personal bankruptcies. Although the level of delinquencies in the Company's consumer loan portfolio has generally been low (at December 31, 2000, $156,000, or approximately 0.4% of the consumer loan portfolio was 90 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

     Construction Lending. Historically, construction lending was a relatively
     --------------------
minor part of the Company's business activities. However, in light of the economic recovery in its principal market areas and in order to increase the yield on, and the proportion of, interest rate sensitive loans in its portfolio and to provide more comprehensive financial services to families and community businesses within its market areas, the Company expanded its construction lending. At December 31, 2000, the Company had $5.7 million of residential construction loans and

$563,000 of lot loans to borrowers intending to live in the properties upon completion of construction.

     On occasion, the Company also originates construction loans to builders and developers for the construction of one-to-four family residences, multi-family residences and commercial real estate and the acquisition and development of one-to-four family lots in the Company's primary market areas. Construction loans to builders of one-to-four family residences generally carry terms of up to one year and may provide for the payment of interest and loan fees from loan proceeds. At December 31, 2000, the Bank had approximately $5.1 million in loans to builders of residences, and $2.5 million in loans on commercial construction. In addition, on the same date, the Company had $4.0 million of subdivision loans to developers for the development of one-to-four family lots.

     Most of the Company's construction loans have been originated with fixed rates and terms of 12 months or less. Construction loans to owner occupants are generally made in amounts of up to a maximum loan-to-value ratio of 80% (75% in the case of commercial real estate). The Company's construction loans to persons other than owner occupants generally involve larger principal balances than do its one-to-four family residential loans. At December 31, 2000, only 7 of the Company's construction loans had a principal balance in excess of $500,000. The total principal balances of these loans was $7.8 million.

     The table below sets forth the number and amount of the Company's construction loans at December 31, 2000, by type of security property.

                                                                 Total         Outstanding           Amount
                                                Number            Loan          Principal        Non-Performing
                                               of Loans        Commitment        Balance         or of Concern
                                               --------        ----------       ---------        -------------
                                                                     (Dollars in thousands)
One-to-four family residential.............             39          $10,937           $8,644            $  ---
Multi-family residential...................              1              659              651               ---
Land acquisition and development...........             49           13,541            7,111               ---
Retail and Industrial......................              3            1,513            1,391               900
                                                       ---          -------         --------            ------
         Total.............................             92          $26,650          $17,797            $  900
                                                       ===          =======         ========            ======

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

     From time to time, in order to supplement its loan production, particularly during periods of low loan demand, the Company purchases residential and other loans from third parties. Under its loan purchase policies, prior to purchase, the Company reviews each loan to assure that it complies with the Company's normal underwriting standards. While the Company will continue to evaluate loan purchase opportunities as they arise, the Company currently anticipates limiting its future purchases of out-of-area non-residential loans.

     Through the end of 1999, the Company sold a majority of its 30-year, fixed-rate loan production in the secondary market. In addition, the Company sold a portion of its newly originated conventional 15-year, fixed-rate residential mortgage loans and conventional 20-year, fixed-rate residential mortgage loans bearing an interest rate of less than a periodically evaluated and adjusted level, with servicing retained. During 2000, the Company began retaining initially all fixed-rate loans it originated. The Company's sales during recent years have been made through sales contracts entered into after the Company has committed to fund the loan. When loans are designated for sale, the Company attempts to limit interest rate risk created by forward commitments by limiting the number of days between the commitment and closing, charging fees for commitments and limiting the amounts of its uncovered commitments outstanding at any one time.

     When loans have been sold, the Company virtually always retains the responsibility for servicing such loans. At December 31, 2000, excluding mortgage-backed securities, approximately $639,000 of the Company's loan portfolio consisting of purchased loans and purchased participations serviced by others and the Company serviced $63.1 million of loans for others. During the year ended December 31, 2000, the Company received fee income of $169,000 in connection with loans serviced for others.

     The following table shows the loan origination, purchase and repayment activities of the Company for the periods indicated.

                                                  Year Ended December 31,
                                            ----------------------------------
                                              2000         1999         1998
                                            ---------   ---------    ---------
                                                  (Dollars in thousands)
Originations By Type:
--------------------
  Adjustable-Rate:
    Real estate - one-to-four family......  $  15,802   $  15,318    $  17,315
               - multi-family.............        ---         ---           99
               - commercial...............     31,577      23,884       17,434
    Non-real estate - consumer............     11,176      12,976       12,930
                 - commercial business....     14,191      16,304       12,531
                                            ---------   ---------    ---------
          Total adjustable-rate...........     72,746      68,482       60,309
                                            ---------   ---------    ---------
  Fixed-Rate:
    Real estate - one-to-four family......     61,096      29,516       62,295
               - multi-family.............        ---         ---          ---
               - commercial...............     11,192       6,104        3,204
    Non-real estate - consumer............     17,776      14,600        9,672
                 - commercial business....     12,665      14,806        7,244
                                            ---------   ---------    ---------
          Total fixed-rate................    102,729      65,026       82,415
                                            ---------   ---------    ---------
          Total loans originated..........    175,475     133,508      142,724
                                            ---------   ---------    ---------

Purchases:
---------
  Real estate - one-to-four family........        ---         ---          ---
               - commercial...............        ---       1,366          ---
  Non-real estate - consumer..............        ---         ---          ---
                  - commercial business...        ---         ---          300
  Loans acquired with CCNB................        ---         ---       17,958
                                            ---------   ---------    ---------
           Total loans....................        ---       1,366       18,258
  Mortgage-backed securities..............      1,963       6,992        8,772
  Mortgage-backed securities
                     acquired with CCNB...        ---         ---          286
                                            ---------   ---------    ---------
           Total purchased................      1,963       8,358       27,316
                                            ---------   ---------    ---------

Sales and Repayments:
--------------------
Sales:
  Real estate - one-to-four family........         77       9,587       35,654
              - commercial................        ---       1,050          191
  Non-real estate - consumer..............        251         365        1,089
                  - commercial business...        ---         ---          ---
                                            ---------   ---------    ---------
          Total loans.....................        328      11,002       36,934
  Mortgage-backed securities..............        ---         ---          ---
                                            ---------   ---------    ---------
          Total sales.....................        328      11,002       36,934
  Principal repayments....................    110,018     107,671      133,538
                                            ---------   ---------    ---------
          Total reductions................    110,346     118,673      170,472
                                            ---------   ---------    ---------
  Increase (decrease) in other items, net.      2,042      (1,628)        (484)
                                            ---------   ---------    ---------
          Net increase (decrease).........  $  69,134   $  21,565    $    (916)
                                            =========   =========    =========

     Delinquency Procedures. When a borrower fails to make a required payment on a loan, the Company attempts to cause the delinquency to be cured by contacting the borrower. In the event a real estate loan payment is past due for 90 days or more, the Company performs an in- depth review of the loan status, the condition of the property and the circumstances of the borrower. Based upon the results of its review, the Company may negotiate and accept a repayment program with the borrower, accept a voluntary deed in lieu of foreclosure or, when deemed necessary, initiate foreclosure proceedings.

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

     The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of type at December 31, 2000.

                                               Loans Delinquent For:
                            -------------------------------------------------------------       Total 60 Days or More
                                    60-89 Days                     90 Days and Over                    Delinquent
                            ----------------------------    -----------------------------     -----------------------------
                                                Percent                          Percent                           Percent
                                                of Loan                          of Loan                           of Loan
                            Number    Amount    Category    Number     Amount    Category     Number     Amount    Category
                            ------   --------   --------    ------    --------   --------     ------    --------   --------
                                                             (Dollars in thousands)
Real Estate:
  One-to-four family....        16   $    682       0.32%       15    $    680       0.32%        31    $  1,362       0.64%
  Multi-family..........       ---        ---        ---       ---         ---        ---        ---         ---        ---
  Commercial............         4        401       1.01         2          10       0.03          6         411       1.04
  Construction and
    development.........       ---        ---        ---         1         900       5.06          1         900       5.06

Consumer................        12         67       0.17        18         156       0.39         30         223       0.56

Commercial business.....         1        150       0.63         3         824       3.47          4         974       4.10
                             -----   --------               ------    --------                ------    --------

       Total............        33   $  1,300       0.38        39    $  2,570       0.75         72    $  3,870       1.13
                             =====   ========               ======    ========                ======    ========

     The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of type at December 31, 1999.

                                               Loans Delinquent For:
                            -------------------------------------------------------------       Total 60 Days or More
                                    60-89 Days                     90 Days and Over                    Delinquent
                            ----------------------------    -----------------------------     -----------------------------
                                                Percent                          Percent                           Percent
                                                of Loan                          of Loan                           of Loan
                            Number    Amount    Category    Number     Amount    Category     Number     Amount    Category
                            ------   --------   --------    ------    --------   --------     ------    --------   --------
                                                             (Dollars in thousands)
Real Estate:
  One-to-four family....         4   $    157       0.10%       11    $    473       0.29%        15    $    630       0.39%
  Multi-family..........       ---        ---        ---       ---         ---        ---        ---         ---        ---
  Commercial............       ---        ---        ---         4         887       3.07          4         887       3.07
  Construction and
    development.........       ---        ---        ---       ---         ---        ---        ---         ---        ---

Consumer................        18        202       0.58        39         388       1.11         57         590       1.69

Commercial business.....       ---        ---        ---       ---         ---        ---        ---         ---        ---
                             -----   --------               ------    --------                ------    --------

       Total............        22   $    359       0.13        54    $  1,748       0.64         76    $  2,107       0.77
                             =====   ========               ======    ========                ======    ========

     Classification of Assets. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. The regulations have also created a Special Mention category, consisting of assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for losses on loans. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for losses on loans in the amount of 100% of the portion of the asset classified Loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the Regional Director of the OTS. On the basis of management's review of its assets, at December 31, 2000, on a net basis, the Company had classified $3.6 million of its assets as Special Mention, $2.2 million as Substandard and $61,000 as Loss. No assets were classified as Doubtful at December 31, 2000. The Company's classified assets consist of the non-performing loans and loans and other assets of concern discussed herein.

     Non-Performing Assets. The following table sets forth the amounts and categories of non-performing assets of the Company. Loans are reviewed quarterly and any loan whose collectibility is doubtful is placed on non-accrual status. Real estate loans are placed on non-accrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, collectibility is considered highly probable and collection efforts are in progress, in which case interest would continue to accrue. At December 31, 2000, there were 24 loans with outstanding principal balances totaling $1.9 million which were 90 days or more past due and continuing to accrue interest.

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

                                                                          December 31,
                                                  ----------------------------------------------------------
                                                   2000         1999          1998        1997         1996
                                                  ------       ------        ------      ------       ------
                                                                      (Dollars in thousands)
Non-accruing loans:
  One-to-four family(1)...................        $  680       $  473        $  606      $  659       $  524
  Multi-family............................           ---          ---           ---         ---          ---
  Commercial..............................           ---           80           265         207        1,396
  Construction and development............           ---          ---           ---         669          ---
  Consumer................................           ---          ---           ---         ---          ---
  Commercial business.....................           ---          ---            90         ---          ---
                                                  ------       ------        ------      ------       ------
     Total................................           680          553           962       1,535        1,920
                                                  ------       ------        ------      ------       ------

Accruing loans delinquent more than 90 days:

  One-to-four family(1)...................           ---          ---           ---         ---          ---
  Multi-family............................           ---          ---           ---         556          557
  Commercial..............................            10          807            41          73        1,005
  Construction and development............           900          ---           ---         234          170
  Consumer................................           156          388           438         399          177
  Commercial business.....................           824          ---            40          19           45
                                                  ------       ------        ------      ------       ------
     Total................................         1,890        1,195           519       1,281        1,954
                                                  ------       ------        ------      ------       ------

Foreclosed assets:
  One-to-four family......................           204          344           387         ---           96
  Multi-family............................            48          ---           ---         ---          ---
  Commercial..............................           175          157         1,489       1,317           69
  Construction and development............           ---          ---           ---         ---          ---
  Consumer................................            51           68           ---           3          ---
  Commercial business.....................           ---          ---           ---         ---          ---
                                                  ------       ------        ------      ------       ------
     Total foreclosed assets..............           478          569         1,876       1,320          193
                                                  ------       ------        ------      ------       ------

Troubled debt restructuring Real estate:

  One-to-four family......................           120          122           ---         209          ---
  Commercial..............................           319          342           ---         ---          ---
                                                  ------       ------        ------      ------       ------
     Total troubled debt restructuring....           439          464           ---         209          ---
                                                  ------       ------        ------      ------       ------

Total non-performing assets...............        $3,487       $2,781        $3,357      $4,345       $4,067
                                                  ======       ======        ======      ======       ======
Total as a percentage of total
  assets..................................          0.76%        0.69%         0.82%        1.27%       1.16%
                                                  ======       ======        ======      =======      ======

______________
(1)  Includes loans held for sale.


     For the years ended December 31, 2000 and 1999, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $32,000 and $32,000, respectively. The amount that was included in interest income on such loans was $33,000 and $26,000 for 2000 and 1999, respectively.

     Analysis of Allowance for Losses on Loans. The following table sets forth an analysis of the Company's allowance for losses on loans.

                                                                             Year Ended
                                                                            December 31,
                                                    -------------------------------------------------------------
                                                     2000          1999          1998          1997         1996
                                                    ------        ------        ------        ------       ------
                                                                        (Dollar in thousands)
Balance at beginning of period.                     $2,171        $2,375        $2,130        $2,360       $2,388

Charge-offs:
  One-to-four family........................           ---            21            20           ---          ---
  Multi-family..............................           ---           ---           ---           ---          ---
  Commercial real estate....................             3            29           ---           ---          ---
  Construction..............................           ---           ---           ---           160          ---
  Consumer..................................           124           114           160           136          125
  Commercial business.......................             8           123            44           ---            1
                                                    ------        ------        ------        ------       ------
                                                       135           287           224           296          126
                                                    ------        ------        ------        ------       ------

Recoveries:
  One-to-four family........................           ---           ---           ---           ---          ---
  Multi-family..............................           ---           ---           ---           ---          ---
  Commercial real estate....................            28            16           ---           ---          ---
  Construction..............................           ---           ---           ---           ---          ---
  Consumer..................................            27            42            71            33           56
  Commercial business.......................            15            25           ---           ---          ---
                                                    ------        ------        ------        ------       ------
                                                        70            83            71            33           56
                                                    ------        ------        ------        ------       ------


Net charge-offs.............................           (65)         (204)         (153)         (263)         (70)
Additions charged to operations.............            50           ---           ---            33           42
Additions through acquisitions..............           ---           ---           398           ---          ---
                                                    ------        ------        ------        ------       ------
Balance at end of period....................        $2,156        $2,171        $2,375        $2,130       $2,360
                                                    ======        ======        ======        ======       ======

Ratio of net charge-offs during the period
  to average loans outstanding during the
  period....................................          0.02%         0.08%         0.06%         0.11%        0.03%
                                                    ======        ======        ======        ======       ======

Ratio of net charge-offs during the
  period to average non- performing
   assets...................................          2.75%         6.65%         3.97%         6.25%        2.20%
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

                                                                      December 31,
                      -------------------------------------------------------------------------------------------------------------

                             2000                  1999                   1998                   1997                  1996
                      -------------------   -------------------   --------------------    -------------------   -------------------

                               Percent of            Percent of             Percent of             Percent of            Percent of
                                Loans in              Loans in               Loans in               Loans in              Loans in
                                  Each                  Each                   Each                   Each                  Each
                              Category to           Category to            Category to            Category to           Category to
                      Amount  Total Loans   Amount  Total Loans   Amount   Total Loans    Amount  Total Loans   Amount  Total Loans
                      ------  -----------   ------  -----------   ------   -----------    ------  -----------   ------  -----------
                                                                 (Dollars in thousands)
One-to-four
  family...........   $  209        61.48%  $  313        60.24%  $  415         63.65%   $  521        65.06%  $  408      62.71%

Multi-family.......       24         3.37       66         3.26       83          2.21       172         3.09      451       5.94

Commercial real
  estate...........      825        11.48      611        10.54      469          8.47       444         8.61      496      12.04

Construction or
  development......      350         5.16      208         5.19      301          5.55       150         3.71      294       2.32

Consumer...........      167        11.62      207        12.74      208         13.21       215        14.50      185      12.82

Commercial
  business.........      581         6.89      600         8.03      556          6.91       352         5.03      276       4.17


Unallocated........      ---          ---      166          ---      343           ---       276          ---      250        ---
                      ------      -------   ------      -------   ------       -------    ------      -------   ------    -------

     Total.........   $2,156       100.00%  $2,171       100.00%  $2,375        100.00%   $2,130       100.00%  $2,360     100.00%
                      ======      =======   ======      =======   ======       =======    ======      =======   ======    =======

Investment Activities

     The Company has traditionally invested in U.S. Government securities and agency obligations of both long and short terms to supplement its lending activities. During recent years, the Company has refocused its investment activities on short and medium term securities, although the Company has retained a number of longer term securities in its portfolio which are held for investment. In addition, from time to time, the Company has acquired securities for trading purposes. The Company's securities held for trading are recorded on the Company's books at market value. At December 31, 2000, the Bank did not own any securities of a single issuer which exceeded 10% of the Bank's stockholder's equity, other than U.S. Government or federal agency obligations.

     In 2000, the Company was required by federal regulations to maintain a minimum amount of liquid assets that may be invested in specified securities and is also permitted to make certain other securities investments. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of December 31, 2000, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was 13.8% as compared to the prior OTS requirement of 4.0%. This OTS requirement was eliminated effective March 15, 2001. (see "Supervision and Regulation--Recent Regulatory Developments").

     The following table sets forth the composition of the Company's investment portfolio at the dates indicated.

                                                                                  December 31,
                                                    -------------------------------------------------------------------------
                                                             2000                     1999                      1998
                                                    ---------------------    ---------------------     ----------------------
                                                      Book         % of        Book        % of          Book          % of
                                                      Value       Total        Value       Total         Value         Total
                                                    ---------    --------    ---------    --------     ---------     --------
                                                                             (Dollars in thousands)
Investment Securities (1):
   U.S. government securities.....................  $     ---         ---%   $  13,449       19.85%    $  21,690        27.60%
   Federal agency obligations.....................     56,759       92.70       51,307       75.73        53,865        68.54
   Municipal bonds................................      1,448        2.36          306        0.45           342         0.44
   Non-marketable equity securities...............        501        0.82          501        0.74           501         0.64
   Mutual fund shares.............................        411        0.67          377        0.56           388         0.49
                                                    ---------    --------    ---------    --------     ---------     --------
         Subtotal.................................     59,119       96.55       65,940       97.33        76,786        97.71
FHLB Stock........................................      2,112        3.45        1,811        2.67         1,801         2.29
                                                    ---------    --------    ---------    --------     ---------     --------
         Total investment securities and FHLB
            stock.................................  $  61,231      100.00%   $  67,751      100.00%    $  78,587       100.00%
                                                    =========    ========    =========    ========     =========     ========

Average remaining life or term to repricing of
   investment securities excluding FHLB stock
   and non-marketable securities..................  32 months                33 months                 43 months

Other Interest-Earning Assets:
   Federal funds sold.............................  $   1,330        9.71%   $   6,322       37.67%    $  18,525        58.10%
   Money market funds.............................      5,110       37.30        4,653       27.72        13,311        41.74
   FHLB overnight investments.....................      7,211       52.63        5,759       34.31           ---          ---
   Certificates of deposit........................         50        0.36           50        0.30            50         0.16
                                                    ---------    --------    ---------    --------     ---------     --------
      Total.......................................  $  13,701      100.00%   $  16,784      100.00%    $  31,886       100.00%
                                                    =========    ========    =========    ========     =========     ========

__________
(1)  Includes securities available-for-sale.

     The composition and maturities of the investment securities portfolios, excluding Federal Home Loan Bank of Chicago ("FHLB of Chicago") stock and non-marketable equity securities at December 31, 2000, are indicated in the following table.

                                                                 At December 31, 2000
                                        --------------------------------------------------------------------------
                                        Less Than        1 to 5        5 to 10          Over      Total Investment
                                          1 Year         Years           Years        10 Years       Securities
                                        ----------     ----------     ----------     ----------   ----------------

                                        Book Value     Book Value     Book Value     Book Value       Book Value
                                        ----------     ----------     ----------     ----------       ----------
                                                                 (Dollars in thousands)
Securities available-for-
  sale:
U.S. government securities..........    $      ---     $      ---     $      ---     $      ---       $      ---
Federal agency obligations..........         8,005         44,821          3,933            ---           56,759
Mutual fund shares..................           411            ---            ---            ---              411
                                        ----------     ----------     ----------     ----------       ----------
Total ..............................    $    8,416     $   44,821     $    3,933     $      ---       $   57,170
                                        ==========     ==========     ==========     ==========       ==========
Weighted average yield...............         5.96%          6.03%          6.54%           ---%            6.06%
                                        ==========     ==========     ==========     ==========       ==========


Securities held-to-maturity:
Municipal Bonds......................   $      640     $      580     $      167     $       61       $    1,448
                                        ==========     ==========     ==========     ==========       ==========
Weighted average yield...............         4.88%          4.92%          4.63%          6.40%            4.93%
                                        ==========     ==========     ==========     ==========       ==========

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

     The following table sets forth the savings flows at the Company during the periods indicated:

                                         Year Ended December 31,
                                ---------------------------------------
                                   2000          1999           1998
                                ----------    ----------     ----------
                                        (Dollars in thousands)

Opening balance...............  $  354,977    $  346,803     $  280,022

Deposits......................   1,188,101       955,019        872,751

Withdrawals...................   1,168,567       958,610        869,404

Purchased deposits............          --            --         51,688

Increase (decrease) before
  interest credited...........      19,534        (3,591)        55,035

Interest credited.............      13,539        11,765         11,746
                                ----------    ----------     ----------


Ending balance................  $  388,050    $  354,977     $  346,803
                                ==========    ==========     ==========


Net increase..................  $   33,073    $    8,174     $   66,781
                                ==========    ==========     ==========


Percent increase..............        9.32%         2.36%         23.85%
                                ==========    ==========     ==========


     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company at the dates indicated.

                                                                     December 31,
                                 -----------------------------------------------------------------------------------
                                           2000                          1999                         1998
                                 -----------------------      ------------------------     -------------------------
                                                 Percent                       Percent                      Percent
                                                    of                           of                            of
                                   Amount         Total          Amount         Total         Amount         Total
                                 ----------      -------      -----------      -------     -----------     ---------
Transaction and Savings                                         (Dollars in thousands)
Deposits(1):
------------
Commercial Demand 0%...........  $   16,855         4.34%     $    17,011         4.79%    $    15,327          4.42%
Savings Accounts 2.44%.........      56,198        14.48           60,699        17.10          60,583         17.47
NOW Accounts 2.70%.............      45,374        11.69           44,291        12.48          46,553         13.42
Money Market Accounts 2.92%....      24,306         6.27           14,566         4.10          13,655          3.94
                                 ----------      -------      -----------      -------     -----------     ---------

Total Non-Certificates.........     142,733        36.78          136,567        38.47         136,118         39.25
                                 ----------      -------      -----------      -------     -----------     ---------

Certificates:
------------

 0.00 - 4.99%..................       7,127         1.84           67,699        19.07          29,665          8.55
 5.00 - 5.49%..................      58,950        15.19           67,810        19.10          36,662         10.57
 5.50 - 5.99%..................      32,052         8.26           48,156        13.57         114,663         33.06
 6.00 - 7.99%..................     146,768        37.82           34,386         9.69          29,390          8.48
 8.00 - over...................           7         0.00                6         0.00              23          0.01
                                 ----------      -------      -----------      -------     -----------     ---------

Total Certificates.............     244,904        63.11          218,057        61.43         210,403         60.67
                                 ----------      -------      -----------      -------     -----------     ---------
Accrued Interest...............         413         0.11              353         0.10             282          0.08
                                 ----------      -------      -----------      -------     -----------     ---------

Total Deposits.................  $  388,050       100.00%     $   354,977       100.00%    $   346,803        100.00%
                                 ==========      =======      ===========      =======     ===========     =========

__________
(1) Rates on transaction and savings deposits are those in effect on December 31, 2000.

     The following table shows rate and maturity information for the Company's certificates of deposit as of December 31, 2000.

                                    0.00-     5.00-       5.50-      6.00-                              Percent
                                    4.99%     5.49%       5.99%      7.99%    8% and Over      Total    of Total
                                   ------    -------     -------    --------  -----------    --------   --------
                                                                (Dollars in thousands)
Certificate Accounts Maturing
In Quarter Ending:
-----------------

March 31, 2001..............       $4,479    $22,126     $ 3,504    $ 24,260        $   7    $ 54,376      22.20%
June 30, 2001...............        1,849     21,299       7,532      16,629          ---      47,309      19.32
September 30, 2001..........          315      3,602      11,360      31,208          ---      46,485      18.98
December 31, 2001...........          136      3,115       1,118      23,226          ---      27,595      11.27
March 31, 2002..............          199      2,511       2,134      15,596          ---      20,440       8.35
June 30, 2002...............          112      1,411       1,886       9,663          ---      13,072       5.34
September 30, 2002..........           32        162         522      14,671          ---      15,387       6.28
December 31, 2002...........          ---        395         172       4,460          ---       5,027       2.05
March 31, 2003..............          ---        441         795          92          ---       1,328       0.54
June 30, 2003...............            5        278         577         ---          ---         860       0.35
September 30, 2003..........          ---         38         466         ---          ---         504       0.20
December 31, 2003...........          ---        145       1,096         ---          ---       1,241       0.51
Thereafter..................          ---      3,427         890       6,963          ---      11,280       4.61
                                   ------    -------     -------    --------        -----    --------    -------

   Total....................       $7,127    $58,950     $32,052    $146,768        $   7    $244,904     100.00%
                                   ======    =======     =======    ========        =====    ========    =======

   Percent of total.........         2.91%     24.07%      13.09%      59.93%        0.00%
                                   ======    =======     =======     =======        =====

     The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of December 31, 2000.

                                         Maturity
                               ----------------------------
                                           Over     Over
                               3 Months   3 to 6   6 to 12     Over
                               or Less    Months    Months   12 months   Total
                               --------  --------  --------  ---------  --------
                                              (Dollars in thousands)
Certificates of deposit less
 than $100,000 (1) ..........  $ 47,961  $ 38,545  $ 65,787   $ 61,628  $213,921
Certificates of deposit of
 $100,000 or more (1) .......     3,612     3,452     5,707      6,166    18,937

Public funds (2) ............     2,803     5,312     2,586      1,345    12,046
                               --------  --------  --------   --------  --------
Total certificates of
 deposit ....................  $ 54,376  $ 47,309  $ 74,080   $ 69,139  $244,904
                               ========  ========  ========   ========  ========


___________
(1)  Excluding public funds.
(2)  Deposits from governmental and other public entities.

     Borrowings. The Company utilizes borrowings primarily for two purposes. The first is to purchase mortgage-backed securities in order to generate additional net interest income and as a method of increasing the leverage on its capital. The second is as part of the management of short term cash requirements. The decision to borrow money to purchase mortgage-backed securities is based on several factors, including the current asset/liability mix, the regulatory capital position of the Bank and the adequacy of available interest rate spreads available in such transactions, subject to the limits on such transactions established by the board of directors. Borrowings for such purposes are derived from securities sold under agreements to repurchase and advances from the FHLB of Chicago. Borrowings related to short term cash management are in the form of advances from the FHLB of Chicago. As a member of the FHLB of Chicago, the Company is authorized to apply for advances from the FHLB of Chicago. Each FHLB of Chicago credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Chicago may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. At December 31, 2000, borrowed money totaled $29.0 million, all of which was in advances from the FHLB of Chicago. Interest expense on borrowed money totaled $1.1 million during 2000 and $1.0 million during 1999.

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

     KFS Service Corp. was organized by the Company to provide appraisal services to the Company and others. In addition, since 1983, KFS Service Corp. has offered, on an agency basis, brokerage services to the Company's customers utilizing the services of INVEST Financial Corporation, a registered broker-dealer. Finally, it has also invested in an insurance agency. At December 31, 2000, the Company's equity investment in KFS Service Corp. was approximately $844,000. During 2000, KFS Service Corp. recorded net consolidated income of $80,000. During 2000 and 1999, gross revenues related to securities and annuities brokerage, appraisal activities and insurance agency activities totaled $227,000, $159,000 and $77,000, and $195,000, $177,000 and $72,000,
respectively.

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

     The Company faces substantial competition in attracting deposits from other savings institutions, commercial banks, securities firms, money market and mutual funds, credit unions, insurance companies and other investment vehicles. The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer oriented staff. The Company estimates its market share of savings deposits in the Kankakee, Coal City, Hoopeston and Champaign/Urbana market areas to be 17.7%, 63.3%, 19.8% and 1.0%, respectively.

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

Employees

     As of December 31, 2000, the Company had 143 full-time employees and 39 part-time employees. The Company places a high priority on staff development which involves extensive training, including customer service and sales training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Company's employees are represented by any collective bargaining group. The Company offers a variety of employee benefits and management considers its relations with its employees to be excellent.

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

     Federal and state laws and regulations generally applicable to financial institutions, such as the Company and the Bank, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

     The following is a summary of the material elements of the regulatory framework that applies to the Company and the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply to the Company and the Bank, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable law, regulations or regulatory policies may have a material effect on the business of the Company and the Bank.

Recent Regulatory Developments

     The OTS is currently proposing to require certain savings and loan holding companies to notify the OTS before engaging in or committing to engage in a limited set of debt transactions, transactions that reduce capital, certain asset acquisitions and other transactions. The proposal would generally exclude savings and loan holding companies whose subsidiary savings associations' assets represent a small percent of consolidated assets and holding companies that would have consolidated tangible capital of 10% or greater following the transaction. The OTS is also currently seeking comment on its proposal to codify its current practices for reviewing the capital adequacy of savings and loan holding companies and, when necessary, requiring additional capital on a case-by-case basis.

     The OTS issued an interim final rule, effective March 15, 2001, eliminating the requirement that each savings association maintain an average daily balance of liquid assets of at least 4% of its liquidity base. The change was made to implement a recent change to the Home Owners' Loan Act. The rule would, nevertheless, require each savings association and service corporation to maintain sufficient liquidity to ensure its safe and sound operation.

The Company

     General. The Company, as the sole shareholder of the Bank, is a savings and loan holding company. As a savings and loan holding company, the Company is registered with, and is subject to regulation by, the OTS under the Home Owners' Loan Act, as amended (the "HOLA"). Under the HOLA, the Company is subject to periodic examination by the OTS. The Company is also required to file with the OTS periodic reports of the Company's operations and such additional information regarding the Company and the Bank as the OTS may require.

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

     A savings and loan holding company that, like the Company, controls only one savings association subsidiary and either was a savings and loan holding company on or before May 4, 2000 or became a savings and loan holding company pursuant to an application pending before the OTS on or before May 4, 2000 (a "grandfathered company"), is generally not subject to any restrictions on the types of non-banking activities that the holding company may conduct either directly or through a non-banking subsidiary, so long as the holding company's savings association subsidiary constitutes a qualified thrift lender (see "--The Bank--Qualified Thrift Lender Test"). A savings and loan holding company that controls only one savings association subsidiary but is not a grandfathered company is subject to certain restrictions on the non-banking activities in which it may engage. In all cases, however, if, the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of a particular activity constitutes a serious risk to the financial safety, soundness or stability of its savings association subsidiary, the OTS may require the holding company to cease engaging in the activity (or divest any subsidiary which engages in the activity) or may impose such restrictions on the holding company and the subsidiary savings association as the OTS deems necessary to address the risk. The restrictions the OTS may impose include limitations on (i) the payment of dividends by the savings association to the holding company; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that liabilities of the holding company and its affiliates may be imposed on the savings association.

     Federal law also prohibits any person or company from acquiring "control" of a savings association or a savings and loan holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% or more of the outstanding shares of a savings association or savings and loan holding company.

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

     During the year ended December 31, 2000, SAIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2001, SAIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

     The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution: (i) has engaged or is engaging in unsafe or unsound practices; (ii) is in an unsafe or unsound condition to continue operations; or (iii) has violated any applicable law, regulation, order or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital.

Management of the Bank is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

     FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and members of the FDIC's Bank Insurance Fund ("BIF") became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Between January 1, 2000, and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 2000, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

     Supervisory Assessments. All Federal savings associations are required to pay supervisory assessments to the OTS to fund the operations of the OTS. The amount of the assessment is calculated using a formula which takes into account the institution's size, its supervisory condition (as determined by the composite rating assigned to the institution as a result of its most recent OTS examination) and the complexity of its operations. During the year ended December 31, 2000, the Bank paid supervisory assessments to the OTS totaling $82,000.

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

     The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the OTS provide that additional capital may be required to take adequate account of, among other things, interest rate risk, the risks posed by concentrations of credit or nontraditional activities.

     During the year ended December 31, 2000, the Bank was not required by the OTS to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 2000, the Bank exceeded its minimum regulatory capital requirements with a core capital ratio of 6.93%, a tangible capital ratio of 6.93% and a risk-based capital ratio of 11.75%.

     Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution's asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution. As of December 31, 2000, the Bank was well capitalized, as defined by OTS regulations.

     Dividends. OTS regulations require prior OTS approval for any capital distribution by a savings association that is not eligible for expedited processing under the OTS's application processing regulations. In order to qualify for expedited processing, a savings association must: (i) have a composite examination rating of 1 or 2; (ii) have a Community Reinvestment Act rating of satisfactory or better; (iii) have a compliance rating of 1 or 2; (iv) meet all applicable regulatory capital requirements; and (v) not have been notified by the OTS that it is a problem association or an association in troubled condition. Savings associations that qualify for expedited processing are not required to obtain OTS approval prior to making a capital distribution unless: (a) the amount of the proposed capital distribution, when aggregated with all other capital distributions during the same calendar year, will exceed an amount equal to the association's year-to-date net income plus its retained net income for the preceding two years; (b) after giving effect to the distribution, the association will not be at least "adequately capitalized" (as defined by OTS regulation); or (c) the distribution would violate a prohibition contained in an applicable statute, regulation or agreement with the OTS or the FDIC or violate a condition imposed in connection with an OTS-approved application or notice. The OTS must be given prior notice of certain types of capital distributions, including any capital distribution by a savings association that, like the Bank, is a subsidiary of a savings and loan holding company or by a savings association that, after giving effect to the distribution, would not be "well-capitalized" (as defined by OTS regulation).

     The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2000. Further, under applicable regulations of the OTS, the Bank may not pay dividends in an amount which would reduce its capital below the amount required for the liquidation account established in connection with the Bank's conversion from the mutual to the stock form of ownership in 1992. As of December 31, 2000, approximately $8.3 million was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the OTS may prohibit the payment of any dividends by the Bank if the OTS determines such payment would constitute an unsafe or unsound practice.

     Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company, on investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

     Branching Authority. Federally chartered savings associations which qualify as "domestic building and loan associations," as defined in the Internal Revenue Code, or meet the qualified thrift lender test (see "-The Bank --Qualified Thrift Lender Test") have the authority, subject to receipt of OTS approval, to establish or acquire branch offices anywhere in the United States. If a federal savings association fails to qualify as a "domestic building and loan association," as defined in the Internal Revenue Code, and fails to meet the qualified thrift lender test the association may branch only to the extent permitted for national banks located in the savings association's home state. As of December 31, 2000, the Bank qualified as a "domestic building and loan association," as defined in the Internal Revenue Code and met the qualified thrift lender test.

     Qualified Thrift Lender Test. The HOLA requires every savings association to satisfy a "qualified thrift lender" ("QTL") test. Under the HOLA, a savings association will be deemed to meet the QTL test if it either (i) maintains at least 65% of its "portfolio assets" in "qualified thrift investments" on a monthly basis in nine out of every 12 months or (ii) qualifies as a "domestic building and loan association," as defined in the Internal Revenue Code. For purposes of the QTL test, "qualified thrift investments" consist of mortgage loans, mortgage-backed securities, education loans, small business loans, credit card loans and certain other housing and consumer-related loans and investments. "Portfolio assets" consist of a savings association's total assets less goodwill and other intangible assets, the association's business properties and a limited amount of the liquid assets maintained by the association pursuant to the prior liquidity requirements of the HOLA and OTS regulations (see "--The Bank-- Liquidity Requirements"). A savings association that fails to meet the QTL test must either convert to a bank charter or operate under certain restrictions on its operations and activities. Additionally, within one year following the loss of QTL status, the holding company for the savings association will be required to register as, and will be deemed to be, a bank holding company. A savings association that fails the QTL test may requalify as a QTL but it may do so only once. As of December 31, 2000, the Bank satisfied the QTL test, with a ratio of qualified thrift investments to portfolio assets of 80.4%, and qualified as a "domestic building and loan association," as defined in the Internal Revenue Code.

     Liquidity Requirements. In 2000, OTS regulations required each savings association to maintain, for each calendar quarter, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to at least 4% of either (i) its liquidity base (i.e., its net withdrawable accounts plus borrowings repayable in 12 months or less) as of the end of the preceding calendar quarter or (ii) the average daily balance of its liquidity base during the preceding calendar quarter. This liquidity requirement was changed from time to time by the OTS to an amount within a range of 4% to 10% of the liquidity base, depending upon economic conditions and the deposit flows of savings associations. The OTS also required each savings association to maintain a higher level of liquidity than the minimum 4% requirement if the OTS deemed it necessary to ensure the safe and sound operation of the association. Penalties could have been imposed for failure to meet liquidity ratio requirements. As of December 31, 2000, the Bank was in compliance with OTS liquidity requirements, with a liquidity ratio of 13.8%. This OTS requirement was eliminated effective March 15, 2001. (see "Recent Regulatory Developments").

     Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $42.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $42.8 million, the reserve requirement is $1.284 million plus 10% of the aggregate amount of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements. The balances used to meet the reserve requirements imposed by the Federal Reserve could have been used to satisfy liquidity requirements imposed by the OTS.

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

     The Small Business Job Protection Act of 1996 became law on August 20, 1996. One of the provisions in the new law repealed the special bad debt reserve methods that had existed for savings associations prior to 1996. The Bank is now required to compute reserves on all loans under the experience method. The new law freezes the reserves for bad debts that existed at the end of the last tax year beginning before January 1, 1988 and requires the Bank to recapture into taxable income over a six year period the "applicable excess reserve." For the Bank, the applicable excess reserve is approximately $648,000 which represents the difference between the reserve balance at December 31, 1995, and the balance of the reserve at end of the last tax year beginning before January 1, 1988. One-sixth of the applicable excess reserve ($108,000) has been recaptured into taxable income during each tax year from 1996 through 2000. Deferred taxes have previously been established on the applicable excess reserve.

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

     In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds corporation's regular income tax. During the years ended December 31, 1998, 1999 and 2000, the Bank was not required to pay alternative minimum tax.

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

     Ronald J. Walters, age 51, is Vice President, Treasurer and Chief Financial Officer of the Company and Senior Vice President, Treasurer and Chief Financial Officer of the Bank, positions he has held since August 1992 and January 1985, respectively. As the Chief Financial Officer of the Bank, Mr. Walters is responsible for the establishment and supervision of the Bank's accounting, information technology, and buildings and grounds. Mr. Walters joined the Bank in 1984 as Controller and Chief Financial Officer, was named Vice President and Treasurer in 1985, and promoted to Senior Vice President in 1996. Mr. Walters is a certified public accountant.

     David B. Cox, age 62, was elected President of the Bank in 1993, and a director of the Bank in 1995. Prior to his election as President, Mr. Cox had served as Vice President of Operations for the Bank since 1985. Mr. Cox is responsible for overseeing the day-to-day operation of the Bank. Mr. Cox joined the Bank in 1956 and has held a variety of positions including Assistant Vice President, Branch Manager and Assistant Secretary. Mr. Cox has served as Vice President of the Company since 1992. Mr. Cox has announced that he will retire from his officer positions with the Company and its affiliates as of March 31, 2001. He will remain a director of the Bank.

     Gerald C. Chantome, age 64, is a Senior Vice President and Chief Commercial Lending Officer of the Bank, a position he has held since 1995. Previously he was Vice President of Commercial and Consumer Lending for the Bank, a position he held since 1988. Mr. Chantome is responsible for oversight of the Bank's Commercial Lending Department. Prior to joining the Bank, from 1981 to 1988, Mr. Chantome served as Senior Vice President and director of City National Bank and Keystone Bancshares located in Kankakee, Illinois. Mr. Chantome was an employee and officer of City National since 1954.

     Keith M. Roseland, age 51, is a Senior Vice President and Regional Commercial Lending Officer of the Bank, a position he was appointed to in 1999. Previously, Mr. Roseland was Regional Branch Manger responsible for the operation of the Coal City, Diamond and Braidwood, Illinois branches of the Bank since 1998. He had previously served as President, since 1986, of CCNB, which was acquired by the Bank in January, 1998. Mr. Roseland had been with CCNB since 1967.

     Carol Hoekstra, age 45, was elected a Senior Vice President of the Bank in 1999. She is also an Assistant Secretary of the Company, a position she has held since 1992. Previously, she was a Vice President of the Bank since 1995. Mrs. Hoekstra is responsible for oversight of the Bank's retail mortgage and consumer lending operations. Mrs. Hoekstra first joined the Bank in 1977. She rejoined the Bank in 1991 as consumer loan manager, following her return to the area from Texas where she worked at a commercial bank in consumer lending.

     Monte S. Crowl, age 36, has been Vice President of Marketing of the Bank since January 1993. He is responsible for the Marketing Department. Prior to joining the Bank in 1989, Mr. Crowl was employed by the Central Bank Corporation, Cincinnati, Ohio, as a marketing representative from August 1987 to August 1989.

     Terry L. Ralston, age 51, was elected a Vice President of the Bank in 1998. He is also Information Technology Manager of the Bank, a position he was appointed to in 2000. Previously, since joining the Bank in February, 1996, he was Data Processing Manager. He is responsible for the day-to-day operation of the Bank's Data Processing Department and Deposit Services Center. He has over twenty-five years of experience in similar positions with financial institutions in northern Illinois and southern Wisconsin.

Item 2.   Properties
Offices

     The following table sets forth information concerning the main office and each branch office of the Bank at December 31, 2000. At December 31, 2000, the Company's premises had an aggregate net book value of approximately $6.8 million.

                            Year           Owned               Lease                 Net
           Location        Opened (1)    or Leased        Expiration Date         Book Value
           --------        ------        ---------        ---------------         ----------
                                                                                (In thousands)
Main Office
-----------
310 S. Schuyler Avenue        1958          Owned                     N/A          $2,001
Kankakee, Illinois

Full Service Branches
---------------------
Main Street and U.S. 45       1977          Owned                     N/A              22
Ashkum, Illinois

680 S. Main Street            1974          Owned                     N/A             277
Bourbonnais, Illinois

990 N. Kinzie Avenue          1998         Leased        October 22, 2013 (2)         176
Bradley, Illinois

180 N. Front Street           1998         Leased           July 24, 2005 (3)         ---
Braidwood, Illinois

1001 S. Neil Street           1992          Owned                     N/A             754
Champaign, Illinois

100 S. Broadway               1998         Leased           July 24, 2005 (3)         140
Coal City, Illinois

660 S. Broadway               1998          Owned                     N/A             712
Coal City, Illinois

1275 E. Division Street       1998          Owned                     N/A             373
Diamond, Illinois

302 W. Mazon Avenue           1987          Owned                     N/A             390
Dwight, Illinois

654 N. Park Road              1998          Owned                     N/A             594
Herscher, Illinois

323 E. Main Street            1994          Owned                     N/A             163
Hoopeston, Illinois

310 Section Line Road         1975          Owned                     N/A             263
Manteno, Illinois

200 W. Washington Street      1995          Owned                     N/A             185
Momence, Illinois

1708 S. Philo Road            1998          Owned                     N/A             739
Urbana, Illinois
                                                                                   ------
                                                                                   $6,789
                                                                                   ======

(1) Year opened refers to the year in which the current facility opened or was acquired.
(2) The Bank has an option to cancel this lease at the end of the fifth and tenth year by providing notice consistent with the terms of the lease.
(3) The Bank has an option to renew this lease for two consecutive five year terms.

     The Company believes that its current facilities are adequate to meet present and immediately foreseeable needs.

     The Company maintains depositor and borrower customer files on an in-house system. The net book value of the data processing and computer equipment utilized by the Company at December 31, 2000 was $352,000.

Item 3.   Legal Proceedings

     The Company is involved as plaintiff or defendant in various legal actions current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company's consolidated financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2000.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     Page 53 of the 2000 Annual Report to Stockholders is incorporated by reference.

Item 6.   Selected Financial Data

     Pages 7 and 8 of the 2000 Annual Report to Stockholders is incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

     Pages 9 through 26 of the 2000 Annual Report to Stockholders are incorporated by reference.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's net income and net portfolio value ("NPV"), in the normal course of business, are exposed to interest rate risk, and can vary based on changes in the general level of interest rates. All financial products carry some amount of interest rate risk, and substantial portions of both the Company's assets and liabilities are financial products. These include investment securities, asset-backed securities, loans, deposits and borrowed money. Off-balance sheet items, such as loan commitments, letters of credit, commitments to buy or sell loans or securities, and derivative financial instruments, also carry some amount of interest rate risk.

     The Bank's Asset/Liability Committee ("ALCO"), consisting of the president, certain vice presidents and the controller of the Bank, is responsible for developing methods and strategies for the Company to manage the sensitivity characteristics of its assets and liabilities, and for directing the implementation of these methods and strategies. ALCO meets on a monthly basis, and the boards of both the Bank and the Company review the Company's exposure to interest rate risk on at least a quarterly basis.

     ALCO generally uses two types of analysis in measuring and reviewing the Company's interest rate sensitivity. These are the GAP analysis, which is discussed under the heading of Asset/Liability Management on page 9 of the Annual Report, and the NPV calculation. The NPV calculation uses information about the Company's assets, liabilities and off-balance sheet items, market interest rate levels and assumptions about the behavior of the assets and liabilities, to calculate the Company's NPV. The NPV is the market value of assets minus the market value of liabilities, adjusted for off-balance sheet items divided by the market value of assets. The NPV is then subjected to immediate and permanent changes of 300 basis points in market interest rate levels, in 100 basis point increments, both upward and downward. The resulting changes in NPV and net interest income at each increment are measured against pre-determined, minimum NPV ratios for each incremental rate change, as approved by the board in the interest rate risk policy.

     The following table presents the Bank's NPV ratios for the various rate change levels at December 31, 2000:

            Changes in Interest Rates                    NPV Ratio
            ------------------------------------------------------
            300 basis point rise                              4.77%
            200 basis point rise                              6.16%
            100 basis point rise                              7.49%
            Base rate scenario                                8.66%
            100 basis point decline                           9.38%
            200 basis point decline                          10.20%
            300 basis point decline                          11.31%

     The preceding table indicates that at December 31, 2000, in the event of an immediate and permanent increase in prevailing market interest rates, the Bank's NPV ratio, would be expected to decrease, and that in the event of an immediate and permanent decrease in prevailing market interest rates, the Bank's NPV ratio would be expected to increase. At December 31, 2000, the estimated changes in the Bank's NPV ratios were within the levels approved by the board of directors.

     The NPV decreases in a rising rate scenario because the Company's interest-bearing liabilities generally reprice faster than its interest-earning assets. This effect is increased by periodic and lifetime limits on changes in rate on most adjustable-rate, interest-earning assets. The NPV increases in a falling rate scenario because of the same mismatch between repricing of interest-bearing liabilities and interest-earning assets. The effect of the falling rate scenario is somewhat mitigated by several factors, including limits on the Company's ability to decrease rates on some of its deposit sources, such as money market accounts and NOW accounts, and by the ability of borrowers to repay loans ahead of schedule and refinance at lower rates.

     The NPV ratio is calculated by the OTS on a quarterly basis utilizing information about the Company's assets, liabilities and off-balance sheet items. This information is provided by the Company. The calculation is designed to estimate the effects of hypothetical rate changes on the NPV, utilizing projected cash flows, and is based on numerous assumptions, including relative levels of market interest rates, loan prepayments speeds and deposit decay rates. Actual changes in the NPV, in the event of market interest rate changes of the type and magnitude used in the calculation, could differ significantly. Additionally, the calculation does not account for possible actions taken by ALCO to mitigate the adverse effects of changes in market interest rates.

Item 8.   Financial Statements and Supplementary Data

     Pages 28 through 51 of the 2000 Annual Report to Stockholders are incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                   PART III

Item 10.  Directors and Officers of the Registrant

     Information concerning directors of the Company is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2001 (the "2001 Proxy Statement"), a copy of which was filed with the Securities and Exchange Commission on March 16, 2001.

Executive Officers Who are Not Directors

     Information regarding the business experience during the past five years with respect to the executive officers of the Company contained in Part I of this Form 10-K is incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers and directors and persons who own more than 10% of the Company Common Stock file reports of ownership and changes in ownership with the SEC and with the exchange on which the Company's shares of Common Stock are traded. Such persons are also required to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms furnished to the Company and, if appropriate, representations made to the Company by any such reporting person concerning whether a Form 5 was required to be filed for 2000, the Company is not aware that any of its directors and executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during 2000, with the exception of an initial filing indicating that Brenda L. Baird became a director, which was filed 24 days late.

Item 11.  Executive Compensation

     Information concerning executive compensation called for by Item 11 of this Form 10-K is incorporated by reference from the section in the Company's 2001 Proxy Statement entitled "Executive Compensation." The report of the Company's Compensation Committee is not incorporated into this Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management called for by Item 12 of this Form 10-K is incorporated by reference from the section in the Company's 2001 Proxy Statement entitled "Voting Securities and Principal Holders."

Item 13.  Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions called for by Item 13 of this Form 10-K is incorporated by reference from the section in the Company's 2001 Proxy Statement entitled "Certain Relationships and Related Transactions."

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1)    Consolidated Financial Statements:
     -------------------------------------------

     The following information appearing in the Registrant's 2000 Annual Report to Stockholders is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

                                                              Pages in
                      Annual Report Section                 Annual Report
                      ---------------------                 -------------

Selected Financial Data...................................        7-8

Management's Discussion and Analysis of
  Financial Condition and Results of Operations...........       9-26

Report of Independent Auditors............................         27

Consolidated Statements of Financial Condition............      28-29

Consolidated Statements of Income.........................         30

Consolidated Statements of Stockholders' Equity...........         31

Consolidated Statements of Cash Flows.....................      32-33

Notes to Consolidated Financial Statements................      34-51

Quarterly Financial Information ..........................         51

     With the exception of those sections specifically incorporated by reference, the Registrant's 2000 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-K.

     (a)(2)    Financial Statement Schedules:
     ---------------------------------------

     Financial statement schedules have been omitted as the required information is contained in the consolidated financial statements and notes thereto, or because such schedules are not required or applicable.

     (a)(3)    Exhibits:
     ------------------

 Regulation                                            Reference to Prior
S-K Exhibit                                             Filing or Exhibit
   Number                      Document               Number Attached Hereto
------------   -------------------------------------- ----------------------
       3       Articles of Incorporation                           (1)

       3       Bylaws                                              (1)

       4       Instruments defining the rights of
               security holders, including debentures              (1)

      10       Executive Compensation Plans and
               Arrangements

               a.   Stock Option Plan                              (2)

               b.   Management Recognition Plan
                    and Trusts                                     (2)

               c.   Employee Stock Ownership Plan

               d.   Money Purchase Pension Plan                    (1)

               e.   401(k) Plan                                    (1)

               f.   Kankakee Bancorp, Inc. Bank
                    Incentive (1)n and Trust                       (3)

      13       2000 Annual Report to Stockholders                  13

      21       Subsidiaries of Registrant                          21

      23       Consent of Independent Auditor                      23

    99.1       2001 Proxy Statement                              99.1

    99.2       Rights Agreement                                    (4)

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

  (b)  Reports on Form 8-K:
       --------------------

       On October 24, 2000, the Company filed a report on Form 8-K stating under
       Item 5 that the Company had, on October 24, 2000, issued a news release announcing its earnings for the quarter ended September 30, 2000, and its payment of a quarterly dividend to its stockholders.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      KANKAKEE BANCORP, INC.

Date:  March 22, 2001                 By: /s/ William Cheffer
       --------------                     ------------------------------------
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

 /s/ William Cheffer                           3-22-01           Chief Executive Officer and Chairman
---------------------------------          ---------------
  William Cheffer                                Date            of the Board (Principal Executive
                                                                 Officer)

 /s/ Ronald J. Walters                         3-22-01           Vice President and Treasurer (Principal
---------------------------------          ---------------
  Ronald J. Walters                              Date            Financial and Accounting Officer)

 /s/ Brenda L. Baird                           3-22-01           Director
---------------------------------          ---------------
  Brenda L. Baird                                Date

 /s/ Charles C. Huber                          3-22-01           Director
---------------------------------          ---------------
  Charles C. Huber                               Date

 /s/ Wesley E. Walker                          3-22-01           Director
---------------------------------          ---------------
  Wesley E. Walker                               Date

 /s/ Larry D. Huffman                          3-22-01           Director
---------------------------------          ---------------
  Larry D. Huffman                               Date

 /s/ Thomas M. Schneider                       3-22-01           Director
---------------------------------          ---------------
  Thomas M. Schneider                            Date

 /s/ Michael A. Stanfa                         3-22-01           Director
---------------------------------          ---------------
  Michael A. Stanfa                              Date

                               INDEX TO EXHIBITS

 Regulation                                              Reference to Prior
S-K Exhibit                                               Filing or Exhibit
   Number                    Document                   Number Attached Hereto
-----------   --------------------------------------    ----------------------
       3      Articles of Incorporation                           (1)

       3      Bylaws                                              (1)

       4      Instruments defining the rights of
              security holders, including debentures              (1)

      10      Executive Compensation Plans and
              Arrangements

              a.  Stock Option Plan                               (2)

              b.  Management Recognition Plan
                  and Trusts                                      (2)

              c.  Employee Stock Ownership Plan                   (1)

              d.  Money Purchase Pension Plan                     (1)

              e.  401(k) Plan                                     (1)

              f.  Kankakee Bancorp, Inc. Bank Incentive
                  Plan and Trust                                  (3)

      13      2000 Annual Report to Stockholders                  13

      21      Subsidiaries of Registrant                          21

      23      Consent of Independent Auditor                      23

    99.1      2001 Proxy Statement                                99.1

    99.2      Rights Agreement                                    (4)

___________
(1) Filed on September 11, 1992, as exhibits to the Registrant's Registration Statement No. 33-51950 on Form S-1. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

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