Form 10-Q
period 2001-03-31
KANKAKEE BANCORP INC
filed 2001-05-08
CIK 891523

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             _____________________

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2001.

                                       or

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From __________ to __________.

Commission File Number 1-13676
                       -------

                            KANKAKEE BANCORP, INC.
       ________________________________________________________________
            (Exact Name of Registrant as Specified in its Charter)

Delaware                                         36-3846489

--------------------------------------------     ---------------------------------------
(State or Other Jurisdiction of Incorporation    (I.R.S. Employer Identification Number)
 or Organization)

310 South Schuyler Avenue, Kankakee, Illinois               60901
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

                            Yes    X     No _______
                                -------

As of May 8, 2001, there were 1,208,908 issued and outstanding shares of the Issuer's common stock (exclusive of 541,092 shares of the Issuer's common stock held as treasury stock).

                            KANKAKEE BANCORP, INC.

                                     INDEX
                                     -----

                                                                           Page
                                                                          Number
Part I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Financial
                    Statements (Unaudited)

                    Statements of Financial Condition,
                    March 31, 2001 and December 31, 2000                   1-2

                    Statements of Income and Comprehensive Income,
                    Three Months Ended March 31, 2001 and 2000               3

                    Statements of Cash Flows, Three Months
                    Ended March 31, 2001 and 2000                          4-5

                    Notes to Financial Statements                            6

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                         7-14

          Item 3.   Quantitative and Qualitative Disclosure
                    About Market Risk                                      8-9

Part II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                       15

          Item 2.   Changes in Securities                                   15

          Item 3.   Defaults Upon Senior Securities                         15

          Item 4.   Submission of Matters to a Vote of Security Holders     15

          Item 5.   Other Information                                       15

          Item 6.   Exhibits and Reports on Form 8-K                        15

          SIGNATURES                                                        16

           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                 March 31,    December 31,
                                                                    2001         2000
                                                                -----------  ------------
Assets
 Cash and due from banks                                        $16,718,532  $ 18,707,762
 Federal funds sold                                              16,881,618     1,329,776
 Money market funds                                               4,540,338     5,109,735
                                                                -----------  ------------
 Cash and cash equivalents                                       38,140,488    25,147,273
                                                                -----------  ------------
 Certificates of deposit                                             50,000        50,000
                                                                -----------  ------------
 Securities:
 Investment securities:
   Available-for-sale, at fair value                             39,678,351    57,169,644
   Held-to-maturity, at cost (fair value: March 31, 2001 -
   $1,441,849; December 31, 2000 - $1,434,708)                    1,447,743    1,447,846
                                                                ------------  -----------
      Total investment securities                                41,126,094    58,617,490
                                                                -----------  ------------
Mortgage-backed securities:
   Available-for-sale, at fair value                             15,232,028    16,050,792
   Held-to-maturity, at cost (fair value: March 31, 2001 -
   $60,382; December 31, 2000 - $67,727)                             59,345        66,867
                                                                -----------  ------------
      Total mortgage-backed securities                           15,291,373    16,117,659
                                                                -----------  ------------
 Non-marketable equity securities                                   501,000       501,000
                                                                -----------  ------------
 Loans, net of allowance for losses on loans ($2,160,321 at
   March 31, 2001; $2,156,420 at December 31, 2000)             350,220,911   338,956,136
 Loans held for sale                                                      -             -
 Real estate held for sale                                          515,087       484,320
 Federal Home Loan Bank stock, at cost                            2,154,000     2,112,000
 Office properties and equipment                                  8,584,686     8,594,823
 Accrued interest receivable                                      2,912,938     3,282,214
 Prepaid expenses and other assets                                1,214,383     1,225,070
 Intangible assets                                                4,712,162     4,805,849
                                                               ------------  ------------
Total assets                                                   $465,423,122  $459,893,834
                                                               ============  ============

                                                                     (Continued)

                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                              March 31,    December 31,
                                                                 2001          2000
                                                            ------------   ------------
Liabilities and stockholders' equity
 Liabilities:
   Deposits
      Noninterest bearing                                   $ 25,736,020   $ 25,357,749
      Interest bearing                                       369,124,965    362,692,592
   Short term borrowings                                               -     14,000,000
   Other borrowings                                           27,000,000     15,000,000
   Advance payments by borrowers for taxes and insurance       3,081,285      1,813,412
   Other liabilities                                           1,220,465      1,740,938
                                                            ------------   ------------
 Total liabilities                                           426,162,735    420,604,691
                                                            ------------   ------------

 Stockholders' equity
   Preferred stock, $.01 par value; authorized, 500,000
     shares; none outstanding                                          -              -
   Common stock, $.01 par value; authorized, 3,500,000
     shares; issued 1,750,000                                     17,500         17,500
   Additional paid-in capital                                 15,304,393     15,328,249
   Retained income, partially restricted                      34,770,274     34,285,960
   Treasury stock (526,592 shares at March 31,
    2001; 486,892 shares at December 31, 2000)               (11,421,391)   (10,458,535)
   Accumulated other comprehensive income                        589,611        115,969
                                                            ------------   ------------

   Total stockholders' equity                                 39,260,387     39,289,143
                                                            ------------   ------------

Total liabilities and stockholders' equity                  $465,423,122   $459,893,834
                                                            ============   ============

See notes to consolidated financial statements (unaudited)

    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                             Three Months Ended March 31,
                                                           -------------------------------
                                                                 2001               2000
                                                           ------------         ----------
Interest income:
 Loans                                                       $6,855,666         $5,272,718
 Investment securities and other                              1,057,244          1,314,539
 Mortgage-backed securities                                     281,830            308,684
                                                             ----------         ----------
   Total interest income                                      8,194,740          6,895,941
                                                             ----------         ----------
Interest expense:
 Deposits                                                     4,487,054          3,685,493
 Borrowed funds                                                 362,402            140,250
                                                             ----------         ----------
   Total interest expense                                     4,849,456          3,825,743
                                                             ----------         ----------
 Net interest income                                          3,345,284          3,070,198

Provision for losses on loans                                    15,000                  -
                                                             ----------         ----------
 Net interest income after provision for losses on loans      3,330,284          3,070,198
Other income:
 Net gain on sales of real estate held for sale                  10,383              6,745
 Net gain on sales of loans held for sale                             -              1,592
 Net gain on sales of property held for expansion                     -             11,552
 Fee income                                                     472,903            411,175
 Insurance commissions                                           26,627             86,010
 Other                                                           87,652             84,228
                                                             ----------         ----------
   Total other income                                           597,565            601,302
                                                             ----------         ----------
Other expenses:
 Compensation and benefits                                    1,555,156          1,574,551
 Occupancy                                                      304,019            266,813
 Furniture and equipment                                        184,021            176,286
 Federal deposit insurance premiums                              18,327             18,148
 Advertising                                                     68,518             78,011
 Provision for losses on foreclosed assets                       16,700             18,422
 Data processing services                                       100,702             87,955
 Telephone and postage                                          101,980            102,010
 Amortization of intangible assets                               93,687             94,617
 Other general and administrative                               536,436            502,906
                                                             ----------         ----------
   Total other expenses                                       2,979,546          2,919,719
                                                             ----------         ----------
 Income before income taxes                                     948,303            751,781
Income taxes                                                    317,300            251,500
                                                             ----------         ----------
Net income                                                   $  631,003         $  500,281
                                                             ==========         ==========
Net income                                                   $  631,003         $  500,281
Other comprehensive income:
 Unrealized gains (losses) on available-for-sale
 securities, net of related income taxes                        473,642           (241,167)
                                                             ----------         ----------
Comprehensive income                                         $1,104,645         $  259,114
                                                             ==========         ==========

 Basic earnings per share                                    $     0.51         $     0.40
                                                             ==========         ==========
 Diluted earnings per share                                  $     0.50         $     0.39
                                                             ==========         ==========

See notes to consolidated financial statements (unaudited)

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                2001           2000
                                                            ------------   -------------
Cash flows from operating activities:
 Net income                                                 $    631,003   $     500,281
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for losses on loans                                   15,000               -
  Provisions for losses on real estate held for sale              16,700          18,422
  Depreciation and amortization                                  341,464         323,188
  Amortization of investment premiums and discounts, net          (8,811)          5,260
  Accretion of loan fees and discounts, net                       13,391          18,789
  Deferred income tax provision (benefit)                         23,858         (41,838)
  Originations of loans held for sale                         (1,741,425)        (74,058)
  Proceeds from sales of loans                                 1,741,425          75,650
  Increase in interest receivable                                369,276         250,265
  Increase (decrease) in interest payable on deposits             72,663         (38,511)
  Net gain on sales of loans                                           -          (1,592)
  Net gain on sales of real estate held for sale                 (10,383)         (6,745)
  Net income on sales of office related property                       -         (11,553)
  Federal Home Loan Bank of Chicago, stock dividend              (42,000)              -
  Other, net                                                    (790,184)        528,149
                                                            ------------   -------------
 Net cash from operating activities                              631,977       1,545,707
                                                            ------------   -------------

Cash flows from investing activities
Investment securities
 Available-for sale:
  Purchases                                                   (2,008,944)     (4,999,906)
  Proceeds from calls and maturities                          20,070,000       8,500,000
 Held-to-maturity:
  Purchases                                                            -        (100,000)
Mortgage-backed securities:
 Available-for-sale:
  Purchases                                                     (300,890)     (1,962,724)
  Proceeds from maturities and pay downs                       1,276,429         823,601
 Held-to-maturity:
   Proceeds from maturities and pay downs                          7,522           8,063
  Proceeds from sales of real estate                              58,484          55,331
  Deferred loan fees and costs, net                               57,174          31,038
  Loans originated                                           (39,458,334)    (37,373,762)
  Principal collected on loans                                28,014,035      28,187,818
  Purchases of office properties and equipment, net             (237,640)        (59,647)
                                                            ------------   -------------
Net cash from investing activities                             7,477,836      (6,890,188)
                                                            ------------   -------------

See notes to consolidated financial statements (unaudited).

                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                   2001           2000
                                                                ------------   ------------
Cash flows from financing activities
  Net increase in non-certificate of deposit accounts           $  3,404,364   $  2,206,081
  Net increase (decrease) in certificate of deposit accounts       3,333,617     (1,416,726)
  Net increase in advance payments by
   borrowers for taxes and insurance                               1,278,822      1,125,603
  Proceeds from short-term borrowings                              5,000,000              -
  Repayments of short-term borrowings                            (19,000,000)             -
  Proceeds from other borrowings                                  12,000,000              -
  Repayments of other borrowings                                           -     (6,200,000)
  Proceeds from exercise of stock options                             62,273         87,330
  Dividends paid                                                    (146,689)      (149,566)
  Purchase of treasury stock                                      (1,048,985)      (411,670)
                                                                ------------   ------------
Net cash from financing activities                                 4,883,402     (4,758,948)
                                                                ------------   ------------
Increase (decrease) in cash and cash equivalents                  12,993,215    (10,103,429)
Cash and cash equivalents:
  Beginning of period                                             25,147,273     30,093,583
                                                                ------------   ------------
  End of period                                                 $ 38,140,488   $ 19,990,154
                                                                ============   ============
Supplemental disclosures of cash flow information
 Cash paid during the period for:
  Interest on deposits                                          $  4,414,400   $  3,647,700
                                                                ============   ============
  Interest on borrowed funds                                    $    378,700   $    141,000
                                                                ============   ============
  Income taxes                                                  $     55,218   $     73,144
                                                                ============   ============
Supplemental disclosures of non-cash investing activities:
 Real estate acquired through foreclosure                       $     65,899   $          -
                                                                ============   ============
Increase in unrealized gains on
 securities available-for-sale                                  $    717,638   $    359,952
                                                                ============   ============
Increase in deferred taxes attributable to the
 unrealized gains on securities available-for-sale              $    243,996   $    118,784
                                                                ============   ============

See notes to consolidated financial statements (unaudited).

                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 2001


Note 1 - Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The statement of condition at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report for Kankakee Bancorp, Inc. (the "Company") on Form 10-K for the year ended December 31, 2000.

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

Note 3 - Accounting for Certain Investments in Debt and Equity Securities

  At March 31, 2001, stockholders' equity included a positive $590,000, which represents the amount by which the market value of the available-for-sale securities and the available-for-sale mortgage-backed securities exceeded the book value, net of income tax of $309,000. A decrease in market interest rates during the three months ended March 31, 2001 resulted in a $474,000 increase in the market value, net of income tax effect, of the available-for-sale securities and the available-for-sale mortgage-backed securities. At the end of 2000, the market value of the available-for-sale securities portfolio exceeded the book value by $116,000, net of income tax benefit.

                             KANKAKEE BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The Company is a Delaware company formed in 1992 for the purpose of becoming the savings and loan holding company of Kankakee Federal Savings Bank (the "Bank"), the Company's principal subsidiary. The Bank was originally chartered in 1885 as an Illinois savings and loan association and was converted to a federally chartered thrift institution in 1937.

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

ECONOMIC CLIMATE AND BUSINESS DEVELOPMENTS

  During the first quarter of 2001, the Federal Open Market Committee (the "FOMC") lowered its target short-term interest rates three times, by a total of one and one-half percentage points. In April 2001, the FOMC lowered those same rates by an additional one-half percentage point. The federal funds target became 4.50% and the Federal Reserve discount rate became 4.00%. The federal funds rate is the rate at which financial institutions borrow from each other, while the discount rate is the rate at which member institutions borrow from the Federal Reserve. The FOMC continues to cite a slowing economy and the risk of recession as the motivating factors for lowering interest rates. Lower rates should provide stimulus to the economy by reducing borrowing costs for both businesses and individuals.

  A slowing economy could adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans.

  Lower market interest rates could benefit the Company by reducing its cost of funds, as term deposits and borrowed money reprice to lower rates at maturity. However, lower interest rates could also reduce the Company's return on interest-earning assets. As investments mature or are called, and as loans are repaid or prepaid, the reinvestment rates on those funds are lower. The impact of changes in market interest rates on the Company's financial condition and results of operations is the Company's interest rate sensitivity. While management believes that the Company's current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse effect on the Company's financial condition and results of operations.

  During 2000, the Company initiated an aggressive growth strategy which was aimed at increasing deposits and growing the loan portfolio, while continuing to reduce the size of the investment portfolio. While committed to continuing profitable growth of its assets and liabilities, the Company, during the second quarter of 2001, will resume selling most of the long-term, fixed-rate single-family mortgage loans it originates. Such loans with terms of less than 20 years will continue to be retained in the portfolio.

FINANCIAL CONDITION

  Total assets of the Company increased by $5.5 million, or 1.2%, to $465.4 million at March 31, 2001 from $459.9 million at December 31, 2000.

  Cash and cash equivalents increased by $13.0 million, or 51.7%, from $25.1 million at December 31, 2000 to $38.1 million at March 31, 2001. The increase was primarily attributable to an increase in deposit balances and a decrease in investment securities during the period.

  During the three-month period ended March 31, 2001, net loans receivable increased by $11.2 million, or 3.3%, from $339.0 million to $350.2 million. This was primarily the result of the origination of $27.2 million of real estate loans and the origination of $12.3 million of consumer and commercial business loans, offset by loan repayments which totaled $28.0 million.

  There were no loans held for sale at either March 31, 2001, or at December 31, 2000. During the three months ended March 31, 2001, $1.7 million in commercial real estate loans were originated for sale and sold.

  Securities available-for-sale decreased by $17.5 million, or 30.6%, to $39.7 million at March 31, 2001 from $57.2 million at December 31, 2000 as the result of the maturity, or the exercise of call options by issuers, of $20.1 million of securities, which was partially offset by the purchase of $2.0 million of securities and by the net change in market value adjustment.

  Mortgage-backed securities available-for-sale decreased by $819,000, or 5.1%, to $15.2 million at March 31, 2001 from $16.1 million at December 31, 2000. The decrease resulted from the maturity of $1.3 million of securities, which was partially offset by the purchase of $301,000 of securities and by the net change in market value adjustments.

  Deposits increased by $6.8 million, or 1.8%, from $388.1 million at December 31, 2000 to $394.9 million at March 31, 2001. During the three month period, there was a $3.4 million increase in certificate of deposit accounts and a $3.4 million increase in passbook, checking and money market accounts.

  Total borrowings decreased by $2.0 million, or 6.9%, from $29.0 million at December 31, 2000 to $27.0 million at March 31, 2001. The decrease was the result of $19.0 million in repayments, which were partially offset by new borrowings of $17.0 million. Borrowings consisted entirely of advances from the Federal Home Loan Bank of Chicago.

ASSET/LIABILITY MANAGEMENT

  Management attempts to control fluctuations in net interest income which result from an imbalance in the amounts of assets and liabilities that reprice during a period of time. The Company attempts to mitigate its interest rate exposure, to the extent consistent with the maintenance of an adequate interest rate spread. Adjustable rate mortgage loans, and loans with typically shorter terms, such as commercial real estate loans, commercial business loans and consumer loans, have historically been, and continue to be, retained. Historically, most fixed-rate mortgage loans, particularly those with terms of 20-years or longer, have been sold in the secondary market (with servicing usually retained). Since the beginning of 2000, the Company has retained virtually all the fixed-rate mortgage loans it has originated. Those with terms of 20-years or longer totaled approximately $10.3 million during the three month period. While the Company continues to promote the origination of adjustable rate mortgages, commercial real estate loans, commercial business loans and consumer loans, management determined that the Company's asset/liability position was such that retention of additional longer term fixed-rate mortgage loans was appropriate. In light of the changing economic climate and the current interest rate environment, the Company will, during the second quarter of 2001, resume selling fixed-rate mortgage loans with terms of 20 years or longer in the secondary market. Management reviews the Company's asset/liability position on a regular basis.

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

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOSSES ON LOANS

  The Company's non-performing assets decreased to $2.0 million, or 0.43%, of total assets at March 31, 2001 from $3.5 million, or 0.76% of total assets at December 31, 2000. During the three month period ended March 31, 2001, non-performing construction and development loans, non-performing one-to-four family loans and non-performing commercial business loans decreased by $900,000, $79,000 and $816,000, respectively. These decreases were partially offset by increases in non-performing commercial real estate loans and non-performing consumer loans of $202,000 and $93,000, respectively. In addition, foreclosed assets increased by $31,000 and restructured troubled debts decreased by $17,000. The decrease in non-performing construction and development loans was due to the repayment in full of a single loan. The decrease in non-performing commercial business loans was due to the loans involved having been brought current. The ratio of the allowance for losses on loans to non-performing loans increased to 201.9% as of March 31, 2001 compared to 83.9% as of December 31, 2000. The increase in this ratio, which excludes foreclosed assets and restructured troubled debt, was primarily the result of the decrease of $1.5 million in non-performing loans.

  The Company classified $3.1 million of its assets as Special Mention, $2.5 million as Substandard and $78,000 as Loss as of March 31, 2001. No assets were classified as Doubtful at March 31, 2001. This represents a decrease of $496,000 in the Special Mention category and a net increase of $253,000 in the other categories from the December 31, 2000 totals for classified assets. The ratio of classified assets to total assets (including items classified as Special Mention) was 1.22% at March 31, 2001 as compared to 1.29% at December 31, 2000. The ratio of the allowance for losses on loans to classified assets increased to 38.0% as of March 31, 2001 compared to 36.3% as of December 31, 2000.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000

  Net income for the quarter ended March 31, 2001 was $631,000 compared to $500,000 for the same period in 2000. This represented a $131,000, or 26.1%, increase. The increase in net income resulted from an increase of $275,000 in net interest income, which was partially offset by increases of $15,000 in provisions for losses on loans, $59,000 in other expenses and $66,000 in income tax expense, and by a decrease of $4,000 in other income.

  Basic earnings per share were $.51 for the quarter ended March 31, 2001 compared to $.40 for the 2000 period. Diluted earnings per share were $.50 for the quarter ended March 31, 2001 compared to $.39 for the comparable 2000 period.

  Net interest income increased $275,000, or 9.0%, during the quarter ended March 31, 2001, compared to the quarter ended March 31, 2000.

  The table presented on page 14 ("Table I"), sets forth an analysis of the Company's net interest income for the three-month periods ended March 31, 2001 and 2000.

  As Table I indicates, interest income increased $1.3 million, or 18.8%, to $8.2 million for the three-month period ended March 31, 2001 from $6.9 million for the same period in 2000. The increase in interest income was the result of an increase in the yield earned on interest-earning assets to 7.73% during the 2001 period from 7.45% during the 2000 period, and an increase in the average balance of interest-earning assets to $429.7 million during the 2001 period from $372.2 million during the 2000 period. The increase in the average balance of interest-earning assets was due to an increase in balances of loans, which was partially offset by decreases in balances of mortgage-backed securities, investment securities and other interest-earning assets during the quarter. The increase in the yield earned on interest-earning assets was the result of increasing market interest rates during 2000, which resulted in higher yields on short term assets and a higher yield on both the reinvestment of principal repayments on loans and newly originated loans. The increase in average loans was primarily the result of an aggressive lending program during 2000 and the first quarter of 2001.

  Interest expense increased $1.0 million, or 26.8%, to $4.8 million during the first quarter from $3.8 million in the same period in 2000. The increase in interest expense was the result of an increase in the average outstanding balance of interest-bearing liabilities to $415.5 million during the 2001 period from $363.9 million during the 2000 period, and, by an increase in the average yield on interest-bearing liabilities to 4.73% during the 2001 period from 4.23% during the 2000 period. The increase in average interest-bearing liabilities resulted primarily from a more aggressive pricing policy and the continuing movement to a sales oriented operation. The increase in the average yield on interest-bearing liabilities resulted primarily from a more aggressive pricing policy.

  Based on management's review of the adequacy of the allowance for losses on loans, a provision for losses on loans of $15,000 was recorded during the first quarter of 2001. There was no provision for losses on loans recorded during the first quarter of 2000.

  Other income for the three-month period ended March 31, 2001 decreased $4,000, or 0.6%, to $597,000 compared to $601,000 for the same period in 2000. The decrease was attributable to decreases of $59,000 in insurance commissions, $2,000 in gain on the sale of loans held for sale and $12,000 in gain on sale of property held for expansion. These decreases were partially offset by increases of $62,000 in fee income, $4,000 in gain on sale of real estate held for sale and $3,000 in other income. The $59,000 decrease in insurance commissions resulted primarily from a corresponding decrease in sales of annuity products during the first quarter of 2001 compared to the same period in 2000.

     Other expenses for the first quarter of 2001 increased $60,000 or 2.0%, to $3.0 million from $2.9 million for the first quarter of 2000. There were increases of $37,000 (13.9%) in occupancy costs, $34,000 (6.7%) in other expenses, $13,000 (14.5%) in data processing services and $8,000 (4.4%) in furniture and equipment expenses. These increases were partially offset by decreases of $19,000 (1.2%) in compensation and benefits, $9,000 (12.2%) in advertising and $2,000 (9.3%) in provision for losses on foreclosed assets. A contributing factor in the increase in occupancy costs was higher energy costs associated with heating the Company's office buildings.

     Federal income taxes increased $66,000 to $317,000 for the three-month period ended March 31, 2001, compared to $251,000 for the same period in 2000. The primary reason for this increase was the increase in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a certain level of cash and other liquid assets to fund normal volumes of loan commitments, deposit withdrawals and other obligations. The Office of Thrift Supervision (the "OTS") regulations currently require each savings association to maintain sufficient liquidity to ensure its safe and sound operation.

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

     The capital regulations currently require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Under the prompt corrective action regulations, however, an institution with a ratio of tangible capital to total assets below 2.0% is deemed to be "critically undercapital ized" and, as such, will be subject to a variety of sanctions under the prompt corrective action regulations, including, without limitation, limits on asset growth, restrictions on activities and, ultimately, the appointment of a receiver. Tangible capital generally includes common stockholders' equity and retained income and certain non-cumulative perpetual preferred stock and related income less intangible assets (other than specified amounts of mortgage servicing rights) and certain non-includable investments in subsidiaries.

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

     As of March 31, 2001, the Bank exceeded all current minimum regulatory capital standards and was deemed to be "well capitalized" for purposes of the OTS's prompt corrective action regulations. At March 31, 2001, the Bank's tangible capital was $31.7 million, or 6.9%, of adjusted total assets, which exceeded the 1.5% requirement by $24.8 million and exceeded the 2.0% "critically undercapitalized" threshold by $22.5 million. In addition, at March 31, 2001, the Bank had core capital of $31.7 million, or 6.9%, of adjusted total assets, which exceeded the 4.0% requirement by $13.4 million and exceeded the 5.0% "well capitalized" threshold by $8.8 million. The Bank had risk-based capital of $33.8 million at March 31, 2001, or 11.7%, of risk-adjusted assets, which exceeded the minimum risk-based capital requirement by $10.7 million and exceeded the 10.0% "well capitalized" threshold by $4.9 million. Additionally, the Bank's $31.7 million of core capital equaled 11.0% of total risk-weighted assets, which exceeded the 6.0% "well capitalized" threshold by $14.4 million.

STOCK REPURCHASE

     During the quarter ended March 31, 2001, the Company completed the repurchase of common stock approved by the Board of Directors in January 2000, when it repurchased 43,700 shares of common stock at a total cost of $1.0 million. On January 9, 2001, the Company's Board of Directors authorized the repurchase through January 31, 2002, of up to 90,000 shares of its common stock. There were no purchases under this program during the quarter. Through March 31, 2001, a total of 649,007 shares of common stock of the Company had been purchased under the current and previous repurchase programs at a total cost of $13.9 million. As of March 31, 2001, the Company held 526,592 shares of its common stock as treasury stock. During the period from March 31, 2001 through May 8, 2001, an additional 14,500 shares of common stock were repurchased at a total cost of $341,000.

STOCK OPTIONS

     During the first quarter of 2001, options on 4,000 shares of common stock were exercised. Between March 31, 2001 and May 8, 2001, no options on shares of common stock were exercised. Through May 8, 2001, no notice was received from holders of options of their intent to exercise options.

DIVIDENDS

     On April 9, 2001, a cash dividend of $.12 per share was declared, payable on May 31, 2001 to stockholders of record as of May 15, 2001. Future dividends will depend primarily upon earnings, financial condition and need for funds, as well as restrictions imposed by regulatory authorities regarding dividend payments and capital requirements.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U. S. Government, including policies of the U. S. Treasury and the Federal Reserve Board, the quality of composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, implementation by the Company of new technologies, the Company's ability to develop and maintain secure and reliable electronic systems and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

                                                                                        TABLE I
                                                                       NET INTEREST INCOME ANALYSIS (UNAUDITED)
                                                                         KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                             Three Months Ended March 31,
                                                   ---------------------------------------------------------------------------------
                                                                   2001                                        2000
                                                   ------------------------------------         ------------------------------------
                                                     Average                                      Average
                                                   Outstanding     Interest      Yield/         Outstanding     Interest      Yield/
                                                     Balance      Earned/Paid     Rate            Balance      Earned/Paid     Rate
                                                   ------------------------------------         ------------------------------------
                                                                                (Dollars in Thousands)
Interest-earning assets:
  Loans receivable (1)                              $343,504       $  6,856      8.09%           $272,080       $  5,273      7.79%
  Mortgage-backed securities (2)                      15,721            282      7.27%             18,105            309      6.86%
  Investments securities (3)                          50,728            776      6.20%             62,590            953      6.12%
  Other interest-earning assets                       17,589            244      5.63%             17,633            329      7.50%
  FHLB stock                                           2,144             37      7.00%              1,811             32      7.11%
                                                    --------       --------                      --------       --------

Total interest-earning assets                        429,686          8,195      7.73%            372,219          6,896      7.45%
                                                    --------       --------                      --------       --------

Other assets                                          28,976                                       30,674
                                                    --------                                     --------

Total assets                                        $458,662                                     $402,893
                                                    ========                                     ========

Interest-bearing liabilities:
  Certificate accounts                              $246,581          3,607      5.93%           $217,663          2,889      5.34%
  Savings deposits                                    57,080            357      2.54%             60,590            375      2.49%
  Demand and NOW deposits                             85,622            523      2.48%             76,015            422      2.23%
  Borrowings                                          26,250            363      5.61%              9,650            140      5.83%
                                                    --------       --------                      --------       --------

Total interest-bearing liabilities                   415,533          4,850      4.73%            363,918          3,826      4.23%
                                                    --------       --------                      --------       --------

Other liabilities                                      4,062                                        2,890
                                                    --------                                     --------

Total liabilities                                    419,595                                      366,808
                                                    --------                                     --------

Stockholders' equity                                  39,067                                       36,085
                                                    --------                                     --------

Total liabilities and
  stockholders' equity                              $485,662                                     $402,893
                                                    ========                                     ========

Net interest income                                                $  3,345                                     $  3,070
                                                                   ========                                     ========

Net interest rate spread                                                         3.00%                                        3.22%
                                                                                 ====                                         ====

Net earning assets                                  $ 14,153                                     $  8,301
                                                    ========                                     ========

Net yield on average interest-
 earning assets (net interest
 margin)                                                                         3.16%                                        3.32%
                                                                                 ====                                         ====

Average interest-earning assets to
 average interest-bearing liabilities                                103.41%                                      102.28%
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

Item 3.   Defaults Upon Senior Securities - None
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders - None
          ---------------------------------------------------

Item 5.   Other Information - None
          -----------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a.   Exhibits
               --------

               10.1 employment contract between the Company and Larry D. Huffman, dated April 1, 2001.

          b.   Reports on Form 8-K
               -------------------

               On January 29, 2001, the Company filed a report on Form 8-K stating under Item 5 that the Company had, on January 29, 2001, issued a news release announcing its earnings for the quarter ending December 31, 2000, its payment of a quarterly dividend to its stockholders and the date of its annual meeting of stockholders.

                            KANKAKEE BANCORP, INC.

                                  SIGNATURES
                                  ----------

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KANKAKEE BANCORP, INC.
                                        Registrant




Date:     May 8, 2001                   /s/ MICHAEL A. STANFA
     ---------------------              ----------------------------------------
                                        Executive Vice President



Date:     May 8, 2001                   /s/ RONALD J. WALTERS
     ---------------------              ----------------------------------------
                                        Vice President and Treasurer
                                        (Principal Financial
                                        and Accounting Officer)