Form 10-Q
period 2001-06-30
KANKAKEE BANCORP INC
filed 2001-08-08
CIK 891523

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                             ---------------------


                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2001.

                                      or

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From __________ to __________.

Commission File Number 1-13676
                       -------

                            KANKAKEE BANCORP, INC.

           --------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

Delaware                                 36-3846489

(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

310 South Schuyler Avenue,                     60901
Kankakee, Illinois

(Address of Principal Executive Offices)       (Zip Code)

                                (815) 937-4440

             (Registrant's telephone number, including area code)


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes    X     No _______
                                        -------

As of August 8, 2001, there were 1,207,408 issued and outstanding shares of the Issuer's common stock (exclusive of 542,592 shares of the Issuer's common stock held as treasury stock).

                            KANKAKEE BANCORP, INC.

                                     INDEX
                                     -----

                                                                                   Page
                                                                                  Number
Part I.   FINANCIAL INFORMATION

          Item 1.  Consolidated Financial
                   Statements (Unaudited)

                   Statements of Financial Condition,
                   June 30, 2001 and December 31, 2000                            1 - 2

                   Statements of Income and Comprehensive Income,
                   Three Months Ended June 30, 2001 and 2000                          3

                   Statements of Income and Comprehensive Income,
                   Six Months Ended June 30, 2001 and 2000                            4

                   Statements of Cash Flows, Six Months
                   Ended June 30, 2001 and 2000                                   5 - 6

                   Notes to Financial Statements                                      7

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                                 8 - 18

          Item 3.  Quantitative and Qualitative Disclosure
                   About Market Risk                                             9 - 10

Part II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                                 19

          Item 2.  Changes in Securities                                             19

          Item 3.  Defaults Upon Senior Securities                                   19

          Item 4.  Submission of Matters to a Vote of Security Holders               19

          Item 5.  Other Information                                                 19

          Item 6.  Exhibits and Reports on Form 8-K                                  19

          SIGNATURES                                                                 20

          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                             June 30,            December 31,
                                                                               2001                  2000
                                                                             --------            ------------
Assets
   Cash and due from banks                                                 $ 13,142,830          $ 18,707,762
   Federal funds sold                                                         3,082,981             1,329,776
   Money market funds                                                         4,167,880             5,109,735
                                                                           ------------          ------------
   Cash and cash equivalents                                                 20,393,691            25,147,273
                                                                           ------------          ------------
   Certificates of deposit                                                       50,000                50,000
   Securities:
   Investment securities:
      Available-for-sale, at fair value                                      40,574,225            57,169,644
      Held-to-maturity, at cost (fair value: June 30, 2001 -
      $2,110,071; December 31, 2000 - $1,434,708)                             2,104,897             1,447,846
                                                                           ------------          ------------
    Total investment securities                                              42,679,122            58,617,490
                                                                           ------------          ------------
Mortgage-backed securities:
  Available-for-sale, at fair value                                          13,709,705            16,050,792
  Held-to-maturity, at cost (fair
   value: June 30, 2001 -
  $51,567; December 31, 2000 - $67,727)                                          50,906                66,867
                                                                           ------------          ------------
    Total mortgage-backed securities                                         13,760,611            16,117,659
                                                                           ------------          ------------
 Non-marketable equity securities                                               501,000               501,000
 Loans, net of allowance for losses
  on loans ($2,191,420 at
  June 30, 2001; $2,156,420 at
   December 31, 2000)                                                       372,497,070           338,956,136
 Loans held for sale                                                            390,750                     -
 Real estate held for sale                                                      564,700               484,320
 Federal Home Loan Bank stock, at cost                                        2,368,400             2,112,000
 Office properties and equipment                                              8,446,849             8,594,823
 Accrued interest receivable                                                  3,076,250             3,282,214
 Prepaid expenses and other assets                                            1,436,733             1,225,070
 Intangible assets                                                            4,618,475             4,805,849
                                                                           ------------          ------------
Total assets                                                               $470,783,651          $459,893,834
                                                                           ============          ============

                                                                     (Continued)

                     KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                                                  June 30,     December 31,
                                                                                    2001          2000
                                                                                  ---------    ------------
Liabilities and stockholders' equity
 Liabilities:
  Deposits
     Noninterest bearing                                                        $ 24,518,539   $ 25,357,749
     Interest bearing                                                            376,705,711    362,692,592
  Short term borrowings                                                                    -     14,000,000
  Other borrowings                                                                27,000,000     15,000,000
  Advance payments by borrowers for taxes and insurance                            2,021,453      1,813,412
  Other liabilities                                                                1,263,294      1,740,938
                                                                                ------------   ------------
 Total liabilities                                                               431,508,997    420,604,691
                                                                                ------------   ------------

 Stockholders' equity
  Preferred stock, $.01 par value; authorized, 500,000
    shares; none outstanding                                                               -              -
  Common stock, $.01 par value; authorized, 3,500,000
    shares; issued 1,750,000                                                          17,500         17,500
  Additional paid-in capital                                                      15,308,401     15,328,249
  Retained income, partially restricted                                           35,358,788     34,285,960
  Treasury stock (545,092 shares at June 30, 2001;
   486,892 shares at December 31, 2000)                                          (11,863,866)   (10,458,535)
  Accumulated other comprehensive income                                             453,831        115,969
                                                                                ------------   ------------

  Total stockholders' equity                                                      39,274,654     39,289,143
                                                                                ------------   ------------

Total liabilities and stockholders' equity                                      $470,783,651   $459,893,834
                                                                                ============   ============

See notes to consolidated financial statements (unaudited)

    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                               Three Months Ended June 30,
                                                                              -----------------------------
                                                                                    2001           2000
                                                                                ------------   ------------
Interest income:
 Loans                                                                          $  7,084,193   $  5,806,430
 Investment securities and other                                                     918,042      1,180,595
 Mortgage-backed securities                                                          255,582        315,259
                                                                                ------------   ------------
  Total interest income                                                            8,257,817      7,302,284
                                                                                ------------   ------------
Interest expense:
 Deposits                                                                          4,524,089      3,828,002
 Borrowed funds                                                                      328,652        199,438
                                                                                ------------   ------------
  Total interest expense                                                           4,852,741      4,027,440
                                                                                ------------   ------------
 Net interest income                                                               3,405,076      3,274,844

Provision for losses on loans                                                         40,000              -
                                                                                ------------   ------------
 Net interest income after provision for losses on loans                           3,365,076      3,274,844
Other income:
 Net gain on sales of real estate held for sale                                          931          5,216
 Net gain on sales of loan held for sale                                              40,080          1,702
 Fee income                                                                          616,781        466,929
 Insurance commissions                                                                21,341         22,823
 Other                                                                               110,289         96,511
                                                                                ------------   ------------
  Total other income                                                                 789,422        593,181
                                                                                ------------   ------------
Other expenses:
 Compensation and benefits                                                         1,618,205      1,504,499
 Occupancy                                                                           301,828        259,511
 Furniture and equipment                                                             164,960        174,811
 Federal deposit insurance premiums                                                   18,207         18,192
 Advertising                                                                         105,211         66,309
 Provision for losses on foreclosed assets                                            18,214         13,304
 Data processing services                                                             99,256         82,021
 Telephone and postage                                                               119,776         75,084
 Amortization of intangible assets                                                    93,687         94,617
 Other general and administrative                                                    512,420        415,371
                                                                                ------------   ------------
  Total other expenses                                                             3,051,764      2,703,719
                                                                                ------------   ------------
 Income before income taxes                                                        1,102,734      1,164,306
Income taxes                                                                         369,150        395,925
                                                                                ------------   ------------
Net income                                                                      $    733,584   $    768,381
                                                                                ============   ============
Net income                                                                      $    733,584   $    768,381
Other comprehensive income:
 Unrealized gains (losses) on available-for-sale
 securities, net of related income taxes                                            (135,780)       142,659
                                                                                ------------   ------------
Comprehensive income (loss)                                                     $    597,804   $    911,040
                                                                                ============   ============

 Basic earnings per share                                                              $0.61          $0.61
                                                                                ============   ============
 Diluted earnings per share                                                            $0.60          $0.59
                                                                                ============   ============

See notes to consolidated financial statements (unaudited)

    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                             Six Months Ended June 30,
                                                                           -----------------------------

                                                                                2001          2000
                                                                            -----------    -----------
Interest income:
 Loans                                                                        $13,939,859  $11,079,148
 Investment securities and other                                                1,975,286    2,495,134
 Mortgage-backed securities                                                       537,412      623,943
                                                                              -----------  -----------
   Total interest income                                                       16,452,557   14,198,225
                                                                              -----------  -----------
Interest expense:
 Deposits                                                                       9,011,143    7,513,495
 Borrowed funds                                                                   691,054      339,688
                                                                              -----------  -----------
   Total interest expense                                                       9,702,197    7,853,183
                                                                              -----------  -----------
 Net interest income                                                            6,750,360    6,345,042

Provision for losses on loans                                                      55,000            -
                                                                              -----------  -----------
 Net interest income after provision for losses on loans                        6,695,360    6,345,042
Other income:
 Net gain on sales of real estate held for sale                                    11,314       11,961
 Net gain on sales of loans held for sale                                          40,080        3,294
 Net gain on sales of property held for expansion                                       -       11,552
 Fee income                                                                     1,089,684      878,104
 Insurance commissions                                                             47,968      108,833
 Other                                                                            197,941      180,739
                                                                              -----------  -----------
   Total other income                                                           1,386,987    1,194,483
                                                                              -----------  -----------
Other expenses:
 Compensation and benefits                                                      3,173,361    3,079,050
 Occupancy                                                                        605,847      526,324
 Furniture and equipment                                                          348,981      351,097
 Federal deposit insurance premiums                                                36,534       36,340
 Advertising                                                                      173,729      144,320
 Provision for losses on foreclosed assets                                         34,914       31,726
 Data processing services                                                         199,958      169,976
 Telephone and postage                                                            221,756      177,094
 Amortization of intangible assets                                                187,374      189,234
 Other general and administrative                                               1,048,856      918,277
                                                                              -----------  -----------
   Total other expenses                                                         6,031,310    5,623,438
                                                                              -----------  -----------
 Income before income taxes                                                     2,051,037    1,916,087
Income taxes                                                                      686,450      647,425
                                                                              -----------  -----------
Net income                                                                    $ 1,364,587  $ 1,268,662
                                                                              ===========  ===========
Net income                                                                    $ 1,364,587  $ 1,268,662
Other comprehensive income:
 Unrealized gains (losses) on available-for-sale
 securities, net of related income taxes                                          337,862      (98,508)
                                                                              -----------  -----------
Comprehensive income (loss)                                                   $ 1,702,449  $ 1,170,154
                                                                              ===========  ===========

 Basic earnings per share                                                           $1.12        $1.01
                                                                              ===========  ===========
 Diluted earnings per share                                                         $1.10        $0.98
                                                                              ===========  ===========


See notes to consolidated financial statements (unaudited)

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                                     Six Months Ended June 30,
                                                                                     -------------------------

                                                                                    2001                   2000
                                                                                  -------                --------

Cash flows from operating activities:
 Net income                                                                          $  1,364,587   $  1,268,662
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for losses on loans                                                            55,000              -
  Provisions for losses on real estate held for sale                                       34,914         31,726
  Depreciation and amortization                                                           656,998        644,514
  Amortization of investment premiums and discounts, net                                  (16,564)         4,652
  Accretion of loan fees and discounts, net                                                 2,020         19,279
  Deferred income tax provision (benefit)                                                  23,858        (41,838)
  Originations of loans held for sale                                                  (5,598,265)      (174,873)
  Proceeds from sales of loans                                                          5,247,595        178,167
  Decrease (increase) in interest receivable                                              205,964        (98,559)
  Decrease in interest payable on deposits                                               (130,036)       (23,152)
  Net gain on sales of loans                                                              (40,080)        (3,294)
  Net gain on sales of real estate held for sale                                          (11,314)       (11,961)
  Net income on sales of office related property                                                -        (11,553)
  Federal Home Loan Bank of Chicago, stock dividend                                       (79,100)             -
  Other, net                                                                             (986,405)       184,128
                                                                                     ------------   ------------
 Net cash from operating activities                                                       729,172      1,965,898
                                                                                     ------------   ------------

Cash flows from investing activities
 Investment securities
  Available-for sale:
   Purchases                                                                           (6,041,387)    (6,486,521)
   Proceeds from calls and maturities                                                  23,070,000     11,500,000
  Held-to-maturity:
   Purchases                                                                             (660,404)      (100,000)
   Proceeds from maturities and paydowns                                                    3,166          2,976
 Mortgage-backed securities:
  Available-for-sale:
   Purchases                                                                             (300,890)    (1,962,724)
   Proceeds from maturities and pay downs                                               2,737,439      1,794,958
  Held-to-maturity:
   Proceeds from maturities and pay downs                                                  15,962         16,834
  Proceeds from sales of real estate                                                       58,484        130,263
  Deferred loan fees and costs, net                                                       134,661         70,318
  Loans originated                                                                    (97,779,454)   (96,081,673)
  Principal collected on loans                                                         63,824,276     59,014,287
  Purchases of office properties and equipment, net                                      (322,350)      (105,947)
                                                                                     ------------   ------------
 Net cash from investing activities                                                   (15,260,497)   (32,207,229)
                                                                                     ------------   ------------

See notes to consolidated financial statements (unaudited).

                     KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                               Six Months Ended June 30,
                                                             ----------------------------
                                                                  2001           2000
                                                              ------------   -----------
Cash flows from financing activities
  Net increase in non-certificate of deposit accounts         $  9,053,886   $ 1,992,121
  Net increase in certificate of deposit accounts                4,250,059     9,427,375
  Net increase in advance payments by
    borrowers for taxes and insurance                              190,736       331,105
  Proceeds from short-term borrowings                            5,000,000    19,000,000
  Repayments of short-term borrowings                          (19,000,000)            -
  Proceeds from other borrowings                                12,000,000             -
  Repayments of other borrowings                                         -    (6,200,000)
  Proceeds from exercise of stock options                           66,281       600,577
  Dividends paid                                                  (291,759)     (302,621)
  Purchase of treasury stock                                    (1,491,460)     (535,470)
                                                              ------------   -----------
Net cash from financing activities                               9,777,743    24,313,087
                                                              ------------   -----------
Decrease in cash and cash equivalents                           (4,753,582)   (5,928,244)
Cash and cash equivalents:
  Beginning of period                                           25,147,273    30,093,583
                                                              ------------   -----------
  End of period                                               $ 20,393,691   $24,165,339
                                                              ============   ===========
Supplemental disclosures of cash flow information
 Cash paid during the period for:
  Interest on deposits                                        $  9,141,200   $ 7,490,300
                                                              ============   ===========
  Interest on borrowed funds                                  $    716,900   $   298,400
                                                              ============   ===========
  Income taxes                                                $    692,218   $   358,144
                                                              ============   ===========
Supplemental disclosures of non-cash investing activities:
 Real estate acquired through foreclosure                     $    182,393   $         -
                                                              ============   ===========
Increase (decrease) in unrealized gains on
 securities available-for-sale                                $    511,912     ($149,255)
                                                              ============   ===========
(Increase) decrease in deferred taxes attributable to the
 unrealized gains on securities available-for-sale               ($174,050)  $    50,747
                                                              ============   ===========

See notes to consolidated financial statements (unaudited).

                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 June 30, 2001


Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The statement of condition at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report for Kankakee Bancorp, Inc. (the "Company") on Form 10-K for the year ended December 31, 2000.

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

Note 3 - Accounting for Certain Investments in Debt and Equity Securities

     At June 30, 2001, stockholders' equity included a positive $454,000, which represents the amount by which the market value of the available-for-sale securities and the available-for-sale mortgage-backed securities exceeded the book value, net of income tax of $234,000. A decrease in market interest rates during the six months ended June 30, 2001 resulted in a $338,000 increase in the market value, net of income tax effect, of the available-for-sale securities and the available-for-sale mortgage-backed securities. At the end of 2000, the market value of the available-for-sale securities portfolio exceeded the book value by $116,000, net of income tax benefit.

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

ECONOMIC CLIMATE AND BUSINESS DEVELOPMENTS

     During the first half of 2001, the Federal Open Market Committee (the "FOMC") lowered its target short-term interest rates six times, by a total of two and three-quarters percentage points. The federal funds target became 3.75% and the Federal Reserve discount rate became 3.25%. The federal funds rate is the rate at which financial institutions borrow from each other, while the discount rate is the rate at which member institutions borrow from the Federal Reserve. The FOMC continues to cite a slowing economy and the risk of recession as the motivating factors for lowering interest rates. Lower rates should provide stimulus to the economy by reducing borrowing costs for both businesses and individuals.

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

     During 2000, the Company initiated an aggressive growth strategy which was aimed at increasing deposits and growing the loan portfolio, while continuing to reduce the size of the investment portfolio. While committed to continuing profitable growth of its assets and liabilities, the Company, during the second quarter of 2001, again began to sell most of the long-term, fixed-rate single-family mortgage loans it originated. Loans with terms of less than 20 years will continue to be retained in the portfolio.

FINANCIAL CONDITION

     Total assets of the Company increased by $10.9 million, or 2.4%, to $470.8 million at June 30, 2001 from $459.9 million at December 31, 2000.

     Cash and cash equivalents decreased by $4.7 million, or 18.9%, from $25.1 million at December 31, 2000 to $20.4 million at June 30, 2001. The decrease was primarily attributable to an increase in loans during the period.

     During the six-month period ended June 30, 2001, net loans receivable increased by $33.5 million, or 9.9%, from $339.0 million to $372.5 million. This was primarily the result of the origination of $69.0 million of real estate loans and the origination of $28.8 million of consumer and commercial business loans, offset by loan repayments which totaled $63.8 million.

     Loans held for sale were $391,000 as of June 30, 2001. There were no loans held for sale at December 31, 2000. During the six months ended June 30, 2001, $3.8 million in residential real estate loans were originated for sale and $3.4 million of those loans were sold. In addition, $1.8 million in commercial real estate loans were originated for sale and sold during the period.

     Securities available-for-sale decreased by $16.6 million, or 29.0%, to $40.6 million at June 30, 2001 from $57.2 million at December 31, 2000 as the result of the maturity, or the exercise of call options by issuers, of $23.1 million of securities, which was partially offset by the purchase of $6.0 million of securities and by the net change in market value adjustment.

     Mortgage-backed securities available-for-sale decreased by $2.4 million, or 14.6%, to $13.7 million at June 30, 2001 from $16.1 million at December 31, 2000. The decrease resulted from the maturity of $2.7 million of securities, which was partially offset by the purchase of $301,000 of securities and by the net change in market value adjustments.

     Deposits increased by $13.1 million, or 3.3%, from $388.1 million at December 31, 2000 to $401.2 million at June 30, 2001. During the six month period, there was a $4.0 million increase in certificate of deposit accounts and a $9.1 million increase in passbook, checking and money market accounts.

     Total borrowings decreased by $2.0 million, or 6.9%, from $29.0 million at December 31, 2000 to $27.0 million at June 30, 2001. The decrease was the result of $19.0 million in repayments, which were partially offset by new borrowings of $17.0 million. Borrowings consisted entirely of advances from the Federal Home Loan Bank of Chicago.

ASSET/LIABILITY MANAGEMENT

     Management attempts to control fluctuations in net interest income which result from an imbalance in the amounts of assets and liabilities that reprice during a period of time. The Company attempts to mitigate its interest rate exposure, to the extent consistent with the maintenance of an adequate interest rate spread. Adjustable rate mortgage loans, and loans with typically shorter terms, such as commercial real estate loans, commercial business loans and consumer loans, have historically been, and continue to be, retained. Historically, most fixed-rate mortgage loans, particularly those with terms of 20-years or longer, have been sold in the secondary market (with servicing usually retained). Since the beginning of 2000 and through the first quarter of 2001, the Company retained virtually all the fixed-rate mortgage loans it originated. Approximately $10.3 million of fixed-rate mortgage loans with terms of 20 years or longer were originated and retained during the first quarter of 2001. While the Company continues to promote the origination of adjustable rate mortgages, commercial real estate loans, commercial business loans and consumer loans, management determined that the Company's asset/liability position was such that retention of additional longer term fixed-rate mortgage loans was appropriate. In light of the changing economic climate and the current interest rate environment, the Company has, during the second quarter of 2001, resumed selling fixed-rate mortgage loans with terms of 20 years or longer in the secondary market. Management reviews the Company's asset/liability position on a regular basis.

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

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOSSES ON LOANS

     The Company's non-performing assets decreased to $2.6 million, or 0.56%, of total assets at June 30, 2001 from $3.5 million, or 0.76% of total assets at December 31, 2000. During the six month period ended June 30, 2001, non-performing construction and development loans, non-performing one-to-four family loans, non-performing consumer loans, and non-performing commercial business loans decreased by $900,000, $27,000, $77,000 and $733,000, respectively. These decreases were partially offset by increases in non-performing commercial real estate loans and non-performing multi-family loans of $447,000 and $121,000, respectively. In addition, foreclosed assets increased by $80,000 and restructured troubled debts increased by $71,000. The decrease in non-performing construction and development loans was due to the repayment in full of a single loan. The decrease in non-performing commercial business loans was due to the loans involved having been brought current. The ratio of the allowance for losses on loans to non-performing loans increased to 140.9% as of June 30, 2001 compared to 83.9% as of December 31, 2000. The increase in this ratio, which excludes foreclosed assets and restructured troubled debt, was primarily the result of the decrease of $1.0 million in non-performing loans.

     The Company classified $3.8 million of its assets as Special Mention, $2.5 million as Substandard and $103,000 as Loss as of June 30, 2001. No assets were classified as Doubtful at June 30, 2001. This represents an increase of $195,000 in the Special Mention category and a net increase of $282,000 in the other categories from the December 31, 2000 totals for classified assets. The ratio of classified assets to total assets (including items classified as Special Mention) was 1.36% at June 30, 2001 as compared to 1.29% at December 31, 2000. The ratio of the allowance for losses on loans to classified assets decreased to 34.2% as of June 30, 2001 compared to 36.3% as of December 31, 2000.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2001 AND 2000

     Net income for the quarter ended June 30, 2001 was $734,000 compared to $768,000 for the same period in 2000. This represented a $34,000, or 4.5%, decrease. The decrease in net income resulted from an increase of $348,000 in other expenses, and an increase of $40,000 in provisions for losses on loans, which were substantially offset by increases in net interest income of $130,000 and other income of $196,000, and by a decrease of $27,000 in income tax expense.

     Basic earnings per share were $.61 for both the quarter ended June 30, 2001 and the comparable 2000 period. Diluted earnings per share were $.60 for the quarter ended June 30, 2001 compared to $.59 for the comparable 2000 period.

     Net interest income increased $130,000, or 4.0%, during the quarter ended June 30, 2001, compared to the quarter ended June 30, 2000.

     The table presented on page 17 ("Table I"), sets forth an analysis of the Company's net interest income for the three-month periods ended June 30, 2001 and 2000.

     As Table I indicates, interest income increased $956,000, or 13.1%, to $8.3 million for the three-month period ended June 30, 2001 from $7.3 million for the same period in 2000. The increase in interest income was the result of an increase in the average balance of interest-earning assets to $441.1 million during the 2001 period from $385.6 million during the 2000 period, which was partially offset by a decrease in the yield earned on interest-earning assets to 7.51% during the 2001 period from 7.60% during the 2000 period. The increase in the average balance of interest-earning assets was due to increases in balances of loans and other interest-earning assets, which were partially offset by decreases in balances of mortgage-backed securities and investment securities during the quarter. The decrease in the yield earned on interest-earning assets was the result of decreasing market interest rates during the quarter, which resulted in lower yields on short term assets and a lower yield on the reinvestment of principal repayments and prepayments on loans and on newly originated loans. The increase in average loans was primarily the result of an aggressive lending program during 2000 and the first half of 2001.

     Interest expense increased $825,000, or 20.5%, to $4.9 million during the second quarter from $4.0 million in the same period in 2000. The increase in interest expense was the result of an increase in the average outstanding balance of interest-bearing liabilities to $426.9 million during the 2001 period from $374.5 million during the 2000 period, and by an increase in the average yield on interest-bearing liabilities to 4.56% during the 2001 period from 4.31% during the 2000 period. The increase in average interest-bearing liabilities resulted primarily from a more aggressive pricing policy and the continuing movement to a sales oriented operation. The increase in the average yield on interest-bearing liabilities resulted from a more aggressive pricing policy, primarily during 2000, the effects of which are reflected in higher interest costs on certificate balances.

     Based on management's review of the adequacy of the allowance for losses on loans, a provision for losses on loans of $40,000 was recorded during the second quarter of 2001. There was no provision for losses on loans recorded during the second quarter of 2000.

     Other income for the three-month period ended June 30, 2001 increased $196,000, or 33.1%, to $789,000 compared to $593,000 for the same period in 2000. The increase was attributable to increases of $150,000 in fee income, $38,000 in gain on sale of loans held for sale and $14,000 in other income. These increases were partially offset by decreases of $4,000 in gain on the sale of real estate held for sale and $1,000 in insurance commissions. The $150,000 increase in fee income resulted primarily from an increase in checking accounts subject to fees.

     Other expenses for the second quarter of 2001 increased $348,000 or 12.9%, to $3.1 million from $2.7 million for the second quarter of 2000. There were increases of $42,000 (16.3%) in occupancy costs, $97,000 (23.4%) in other expenses, $17,000 (21.0%) in data processing services, $114,000 (7.6%) in compensation and benefits, $39,000 (58.7%) in advertising, $45,000 (59.5%) in telephone and postage and $5,000 (36.9%) in provision for losses on foreclosed assets. These increases were partially offset by decreases of $10,000 (5.6%) and $1,000 (1.0%) in furniture and equipment expense and amortization of intangible assets, respectively. The increase in the cost of data processing services was due to costs associated with an upgrade in mainframe hardware and to costs associated with implementation of on-line banking. Postage expenses increased as a result of an increase in the number of checking accounts and an extensive mailing required to inform customers of the Company's privacy policy. A contributing factor to the increase in compensation and benefits was the higher cost of health insurance.

     Federal income taxes decreased $27,000 to $369,000 for the three-month period ended June 30, 2001, compared to $396,000 for the same period in 2000. The primary reason for this decrease was the decrease in pre-tax income.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2001 and 2000

     Net income for the six-months ended June 30, 2001 was $1.4 million compared to $1.3 million for the same period in 2000. This represented a $96,000, or 7.6%, increase. The increase in net income resulted from an increase of $405,000 in net interest income, and an increase of $193,000 in other income, which were partially offset by increases of $408,000 in other expenses, $55,000 in provision for losses on loans and $39,000 in income tax expense.

     Basic earnings per share were $1.12 for the six months ended June 30, 2001 compared to $1.01 for the 2000 period. Diluted earnings per share were $1.10 for the six months ended June 30, 2001 compared to $.98 for the comparable 2000 period.

     Net interest income increased $405,000, or 6.4%, during the six months ended June 30, 2001, compared to the six months ended June 30, 2000.

     The table presented on page 18 ("Table II"), sets forth an analysis of the Company's net interest income for the six-month periods ended June 30, 2001 and 2000.

     As Table II indicates, interest income increased $2.3 million, or 15.9%, to $16.5 million for the six-month period ended June 30, 2001 from $14.2 million for the same period in 2000. The increase in interest income was the result of an increase in the yield earned on interest-earning assets to 7.62% during the 2001 period from 7.51% during the 2000 period, and an increase in the average balance of interest-earning assets to $435.1 million during the 2001 period from $380.0 million during the 2000 period. The increase in the average balance of interest-earning assets was primarily due to increases in balances of loans and other interest-earning assets, which were partially offset by decreases in balances of mortgage-backed securities and investment securities during the period. The increase in the yield earned on interest-earning assets was the result of increasing market interest rates during 2000, a period during which the Company had significant growth. While market interest rates have decreased significantly during the first six months of 2001, the repricing to lower rates of maturing and prepaying assets has not yet reduced yields to the levels experienced in the first six months of 2000.

     Interest expense increased $1.8 million, or 23.5%, to $9.7 million during the first six months of 2001 from $7.9 million in the same period in 2000. The increase in interest expense was the result of an increase in the average outstanding balance of interest-bearing liabilities to $421.1 million during the 2001 period from $370.4 million during the 2000 period, and by an increase in the average yield on interest-bearing liabilities to 4.65% during the 2001 period from 4.26% during the 2000 period. The increase in average interest-bearing liabilities resulted primarily from a more aggressive pricing policy and the continuing movement to a sales oriented operation. The increase in the average yield on interest-bearing liabilities resulted from increasing market rates during 2000 and a more aggressive pricing policy. While market interest rates have decreased significantly during the first six months of 2001, the impact of these decreases has not yet reduced funding costs to the same levels as those of the first six months of 2000.

     Based on management's review of the adequacy of the allowance for losses on loans, a provision for losses on loans of $55,000 was recorded during the first six months of 2001. There was no provision for losses on loans recorded during the first six months of 2000.

     Other income for the six-month period ended June 30, 2001 increased $193,000, or 16.1%, to $1.4 million compared to $1.2 million for the same period in 2000. The increase was attributable to increases of $212,000 in fee income, $17,000 in other income and $37,000 in gain on the sale of loans held for sale. These increases were partially offset by decreases of $61,000 in insurance commissions and $1,000 in gain on the sale of real estate held for sale. The increase in fee income was primarily the result of an increase in checking accounts subject to fees. The increase in gain on the sale of loans held for sale was the result of resuming the sale of long-term, fixed-rate loans during the second quarter. The decrease in insurance commissions was due to a high level of commissions during the first quarter of 2000 which did not recur in 2001.

     Other expenses for the first half of 2001 increased $408,000, or 7.3%, to $6.0 million from $5.6 million during the 2000 period. Most categories of other expenses increased, including increases of $94,000 (3.1%) in compensation and benefits, $80,000 (15.1%) in occupancy expenses, $29,000 (20.4%) in advertising, $30,000 (17.6%) in data processing services, $45,000 (25.2%) in telephone and postage and $131,000 (14.2%) in other expenses. The increase in compensation and benefits was due in large part to increased costs of medical insurance in 2001. The increase in the cost of data processing services was due to costs associated with an upgrade in mainframe hardware and to costs associated with implementation of on-line banking. Postage expenses increased as a result of an increase in the number of checking accounts and an extensive mailing required to inform customers of the Company's privacy policy.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a level of cash and other liquid assets sufficient to fund normal volumes of loan commitments, deposit withdrawals and other obligations. The Office of Thrift Supervision (the "OTS") regulations currently require each savings association to maintain sufficient liquidity to ensure its safe and sound operation.

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

     As of June 30, 2001, the Bank exceeded all current minimum regulatory capital standards and was deemed to be "well capitalized" for purposes of the OTS's prompt corrective action regulations. At June 30, 2001, the Bank's tangible capital was $32.2 million, or 6.9%, of adjusted total assets, which exceeded the 1.5% requirement by $25.3 million and exceeded the 2.0% "critically undercapitalized" threshold by $22.9 million. In addition, at June 30, 2001, the Bank had core capital of $32.2 million, or 6.9%, of adjusted total assets, which exceeded the 4.0% requirement by $13.7 million and exceeded the 5.0% "well capitalized" threshold by $9.0 million. The Bank had risk-based capital of $34.3 million at June 30, 2001, or 11.4%, of risk-adjusted assets, which exceeded the minimum risk-based capital requirement by $10.3 million and exceeded the 10.0% "well capitalized" threshold by $4.3 million. Additionally, the Bank's $32.2 million of core capital equaled

10.7% of total risk-weighted assets, which exceeded the 6.0% "well capitalized" threshold by $14.2 million.

EMERGING ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board issued two statements which are summarized as follows:

     Business Combinations Statement of Financial Accounting Standard No. 141, "Business Combinations" (FAS 141) addresses financial accounting and reporting for business combinations. It requires all business combinations covered by the scope of the Standard to be accounted for using the purchase method. It is effective for business combinations initiated after June 30, 2001 and business combinations completed July 1, 2001 and later which use the purchase method of accounting. The Company has no pending business combinations which would be impacted by this statement. The requirements of this statement would need to be considered in any business combination contemplated in the future.

     Goodwill and Other Intangible Assets Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (FAS 142) addresses financial accounting and reporting for goodwill and other intangible assets. It addresses how intangible assets should be accounted for at the time of acquisition and in subsequent periods. It requires that goodwill and other intangible assets having indefinite useful lives not be amortized. Instead, such assets must be tested at least annually for impairment. Such assets having finite useful lives would continue to be amortized over those lives. The Standard provides specific guidance for testing goodwill and other intangible assets for impairment and also requires additional disclosures concerning goodwill and other intangible assets.

     FAS 142 is effective for fiscal years beginning after December 15, 2001 and must be applied to all goodwill and other intangible assets recognized in financial statements as of the start of that fiscal year. Impairment losses resulting from the initial application of the Standard are to be reported as resulting from a change in accounting principle. At this time, the Company does not believe the adoption of the Standard will have a material impact on the consolidated financial statements. However, the evaluation of the impact has not yet been completed.

STOCK REPURCHASE

     During the quarter ended June 30, 2001, the Company repurchased 18,500 shares of common stock at a total cost of $442,000 under the repurchase program approved the Company's Board of Directors in January 2001. Through June 30, 2001, a total of 667,507 shares of common stock of the Company had been purchased under the current and previous repurchase programs at a total cost of $14.3 million. As of June 30, 2001, the Company held 545,092 shares of its common stock as treasury stock. During the period from June 30, 2001 through August 8, 2001 no additional shares of common stock were repurchased.

STOCK OPTIONS

     During the second quarter of 2001, no options on shares of common stock were exercised. Between June 30, 2001 and August 8, 2001, options on 2,500 shares of common stock were exercised. Through August 8, 2001, no notice was received from holders of options of their intent to exercise options.

DIVIDENDS

     On July 10, 2001, a cash dividend of $.12 per share was declared, payable on August 31, 2001 to stockholders of record as of August 10, 2001. Future dividends will depend primarily upon earnings, financial condition and need for funds, as well as restrictions imposed by regulatory authorities regarding dividend payments and capital requirements.


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

                                                                TABLE I
                                                NET INTEREST INCOME ANALYSIS (UNAUDITED)
                                                 KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                      Three Months Ended June 30,
                                        -----------------------------------------
                                                     2001                        2000
                                        ----------------------------------- -----------------------------------
                                           Average                              Average
                                         Outstanding   Interest     Yield/    Outstanding   Interest     Yield/
                                           Balance    Earned/Paid    Rate       Balance    Earned/Paid    Rate
                                        ----------------------------------- -----------------------------------
                                                                 (Dollars in Thousands)
Interest-earning assets:
  Loans receivable (1)                      $362,541      $ 7,084      7.84%     $293,843      $ 5,806     7.93%
  Mortgage-backed securities (2)              14,573          256      7.05%       18,130          315     6.97%
  Investments securities (3)                  41,692          632      6.08%       60,840          949     6.26%
  Other interest-earning assets               19,972          248      4.98%       10,957          199     7.28%
  FHLB stock                                   2,315           38      6.58%        1,835           33     7.21%
                                            --------      -------                --------      -------

Total interest-earning assets                441,093        8,258      7.51%      385,605        7,302     7.60%
                                            --------      -------                --------      -------

Other assets                                  29,622                               29,068
                                            --------                             --------

Total assets                                $470,715                             $414,673
                                            ========                             ========

Interest-bearing liabilities:
  Certificate accounts                      $249,478        3,633      5.84%     $221,558        3,006     5.44%
  Savings deposits                            61,499          405      2.64%       61,942          388     2.51%
  Demand and NOW deposits                     88,942          486      2.19%       76,279          434     2.28%
  Borrowings                                  27,000          329      4.89%       14,750          199     5.41%
                                            --------      -------                --------      -------

Total interest-bearing liabilities           426,919        4,853      4.56%      374,529        4,027     4.31%
                                            --------      -------                --------      -------

Other liabilities                              4,616                                3,657
                                            --------                             --------

Total liabilities                            431,535                              378,186
                                            --------                             --------

Stockholders' equity                          39,180                               36,487
                                            --------                             --------

Total liabilities and
  stockholders' equity                      $470,715                             $414,673
                                            ========                             ========

Net interest income                                       $ 3,405                              $ 3,275
                                                          =======                              =======

Net interest rate spread                                               2.95%                               3.29%
                                                                       ====                                ====

Net earning assets                          $ 14,174                             $ 11,076
                                            ========                             ========

Net yield on average interest-
 earning assets (net interest
 margin)                                                               3.10%                               3.41%
                                                                       ====                                ====

Average interest-earning assets to
 average interest-bearing liabilities                      103.32%                              102.96%
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

                                                                 TABLE II
                                                  NET INTEREST INCOME ANALYSIS (UNAUDITED)
                                                   KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                        Six Months Ended June 30,
                                      ------------------------------------------------------
                                                     2001                         2000
                                      ------------------------------------- ------------------------------------
                                           Average                              Average
                                         Outstanding   Interest     Yield/    Outstanding   Interest     Yield/
                                           Balance    Earned/Paid    Rate       Balance    Earned/Paid    Rate
                                      ------------------------------------- ------------------------------------
                                                                 (Dollars in Thousands)
Interest-earning assets:
  Loans receivable (1)                      $353,422      $13,940      7.95%     $283,456      $11,079     7.86%
  Mortgage-backed securities (2)              15,126          537      7.16%       18,041          624     6.96%
  Investments securities (3)                  46,929        1,408      6.05%       61,704        1,918     6.25%
  Other interest-earning assets               17,398          492      5.70%       14,941          512     6.89%
  FHLB stock                                   2,240           75      6.75%        1,825           65     7.16%
                                            --------      -------                --------      -------

Total interest-earning assets                435,115       16,452      7.62%      379,967       14,198     7.51%
                                            --------      -------                --------      -------

Other assets                                  29,468                               30,029
                                            --------                             --------

Total assets                                $464,583                             $409,996
                                            ========                             ========

Interest-bearing liabilities:
  Certificate accounts                      $247,940        7,240      5.89%     $219,997        5,895     5.39%
  Savings deposits                            59,375          762      2.59%       61,256          762     2.50%
  Demand and NOW deposits                     87,249        1,009      2.33%       75,955          856     2.27%
  Borrowings                                  26,571          691      5.24%       13,229          340     5.17%
                                            --------      -------                --------      -------

Total interest-bearing liabilities           421,135        9,702      4.65%      370,437        7,853     4.26%
                                            --------      -------                --------      -------

Other liabilities                              4,344                                3,237
                                            --------                             --------

Total liabilities                            425,479                              373,674
                                            --------                             --------

Stockholders' equity                          39,104                               36,322
                                            --------                             --------

Total liabilities and
  stockholders' equity                      $464,583                             $409,996
                                            ========                             ========

Net interest income                                       $ 6,750                              $ 6,345
                                                          =======                              =======

Net interest rate spread                                               2.97%                               3.25%
                                                                       ====                                ====

Net earning assets                          $ 13,980                             $  9,530
                                            ========                             ========

Net yield on average interest-
 earning assets (net interest
 margin)                                                               3.13%                               3.36%
                                                                       ====                                ====

Average interest-earning assets to
 average interest-bearing liabilities                      103.32%                              102.57%
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

Item 2.  Changes in Securities   -   None
         ---------------------

Item 3.  Defaults Upon Senior Securities   -   None
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders  - The Annual
         ---------------------------------------------------
         Meeting of Stockholders of the Company was held on April 20, 2001. At the meeting, Brenda L. Baird and Larry D. Huffman were elected to serve as directors with terms expiring in 2004. Continuing with terms expiring in 2002 were William Cheffer and Michael A. Stanfa. Continuing with terms expiring in 2003 were Charles C. Huber, Thomas M. Schneider and Wesley E. Walker.

         The matters approved by stockholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below:

                                               Number of Votes
                                               ---------------
                                               For     Withheld
                                             --------  ---------

         The election of the following
         directors for a three-year term:

         Brenda L. Baird                      913,198   120,333
         Larry D. Huffman                     899,273   134,258


                                                                                        Broker
                                                       For     Against    Abstain     Non-Votes
                                                     -------  ---------  ---------    ---------
         The ratification of McGladrey
         & Pullen, LLP, as the auditors
         for the year ending December
         31, 2001                                    1,021,920   9,514       2,097          -

Item 5.  Other Information   -   None
         -----------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          a. Exhibits - None
             --------

          b. Reports on Form 8-K
             -------------------

             On April 18, 2001, the Company filed a report on Form 8-K stating under Item 5 that the Company had, on April 18, 2001, issued a news release announcing its earnings for the quarter ending March 31, 2001, as well as other recent corporate events.

                            KANKAKEE BANCORP, INC.

                                  SIGNATURES
                                  ----------

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             KANKAKEE BANCORP, INC.
                                             Registrant



Date:           August 8, 2001               /s/ LARRY D. HUFFMAN
       --------------------------            -----------------------------
                                             President and CEO



Date:           August 8, 2001               /s/ RONALD J. WALTERS
       --------------------------            -----------------------------
                                             Vice President and Treasurer
                                             (Principal Financial
                                             And Accounting Officer)