Form 10-Q
period 2001-09-30
KANKAKEE BANCORP INC
filed 2001-11-02
CIK 891523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              _______________________

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2001.

                                                             or

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From __________ to __________.

Commission File Number 1-13676
                       -------

                             KANKAKEE BANCORP, INC.

        ----------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                         36-3846489
------------------------------------------       -------------------------------
(State or Other Jurisdiction of Incorporation    (I.R.S. Employer Identification
 or Organization)                                 Number)

310 South Schuyler Avenue, Kankakee, Illinois                    60901
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

                              Yes    X     No ______
                                  -------

As of November 2, 2001, there were 1,216,358 issued and outstanding shares of the Issuer's common stock (exclusive of 533,642 shares of the Issuer's common stock held as treasury stock).

                             KANKAKEE BANCORP, INC.

                                      INDEX
                                      -----


                                                                                         Page
                                                                                        Number
Part I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Financial
                    Statements (Unaudited)

                    Statements of Financial Condition,
                    September 30, 2001 and December 31, 2000                            1 - 2

                    Statements of Income and Comprehensive Income,
                    Three Months Ended September 30, 2001 and 20003

                    Statements of Income and Comprehensive Income,
                    Nine Months Ended September 30, 2001 and 2000                           4

                    Statements of Cash Flows, Nine Months
                    Ended September 30, 2001 and 2000                                   5 - 6

                    Notes to Financial Statements                                           7

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                                       8-19

          Item 3.   Quantitative and Qualitative Disclosure
                    About Market Risk                                                     10

Part II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                                     20

          Item 2.   Changes in Securities                                                 20

          Item 3.   Defaults Upon Senior Securities                                       20

          Item 4.   Submission of Matters to a Vote of Security Holders                   20

          Item 5.   Other Information                                                     20

          Item 6.   Exhibits and Reports on Form 8-K                                      20

          SIGNATURES                                                                      21

           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                     September 3,   December 31,
                                                                         2001           2000
                                                                     ------------   ------------
Assets
   Cash and due from banks                                           $ 13,717,074   $ 18,707,762
   Federal funds sold                                                   1,434,698      1,329,776
   Money market funds                                                   3,713,814      5,109,735
                                                                     ------------   ------------
   Cash and cash equivalents                                           18,865,586     25,147,273
                                                                     ------------   ------------
   Certificates of deposit                                                 50,000         50,000
                                                                     ------------   ------------
   Securities:
   Investment securities:
       Available-for-sale, at fair value                               40,111,584     57,169,644
       Held-to-maturity, at cost (fair value: September 30, 2001 -
       $2,118,927; December 31, 2000 - $1,434,708)                      2,104,850      1,447,846
                                                                     ------------   ------------
           Total investment securities                                 42,216,434     58,617,490
                                                                     ------------   ------------
   Mortgage-backed securities:
       Available-for-sale, at fair value                               12,663,650     16,050,792
       Held-to-maturity, at cost (fair value: September 30, 2001 -
       $44,766; December 31, 2000 - $67,727)                               44,388         66,867
                                                                     ------------   ------------
           Total mortgage-backed securities                            12,708,038     16,117,659
                                                                     ------------   ------------
   Non-marketable equity securities                                       461,000        501,000
                                                                     ------------   ------------
   Loans, net of allowance for losses on loans ($2,323,329 at
       September 30, 2001; $2,156,420 at December 31, 2000)           384,454,781    338,956,136
   Loans held for sale                                                    525,575              -

   Real estate held for sale                                              526,189        484,320
   Federal Home Loan Bank stock, at cost                                2,406,200      2,112,000
   Office properties and equipment                                      8,328,606      8,594,823
   Accrued interest receivable                                          3,046,484      3,282,214
   Prepaid expenses and other assets                                    1,370,738      1,225,070
   Intangible assets                                                    4,524,788      4,805,849
                                                                     ------------   ------------
Total assets                                                         $479,484,419   $459,893,834
                                                                     ============   ============


                                                                                     (Continued)

                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                               September 30,     December 31,
                                                                   2001             2000
                                                               -------------    -------------
Liabilities and stockholders' equity
   Liabilities:
       Deposits
           Noninterest bearing                                 $  25,023,779    $  25,357,749
           Interest bearing                                      381,305,480      362,692,592
       Short term borrowings                                              --       14,000,000
       Other borrowings                                           30,000,000       15,000,000
       Advance payments by borrowers for taxes and insurance         646,124        1,813,412
       Other liabilities                                           1,996,944        1,740,938
                                                               -------------    -------------
   Total liabilities                                             438,972,327      420,604,691
                                                               -------------    -------------

   Stockholders' equity
       Preferred stock, $.01 par value; authorized, 500,000
         shares; none outstanding                                         --               --
       Common stock, $.01 par value; authorized, 3,500,000
         shares; shares issued 1,750,000                              17,500           17,500
       Additional paid-in capital                                 15,291,660       15,328,249
       Retained income, substantially restricted                  36,234,115       34,285,960
       Treasury stock (544,592 shares at September 30,
       2001; 486,892 shares at December 31, 2000)                (11,861,354)     (10,458,535)
       Accumulated other comprehensive income                        830,171          115,969
                                                               -------------    -------------
   Total stockholders' equity                                     40,512,092       39,289,143
                                                               -------------    -------------
Total liabilities and stockholders' equity                     $ 479,484,419    $ 459,893,834
                                                               =============    =============

See notes to consolidated financial statements (unaudited)

     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                                   Three Months Ended September 30,
                                                                                  ---------------------------------
                                                                                        2001                   2000
                                                                                  ----------             ----------
Interest income:
   Loans                                                                          $7,195,970             $6,362,081
   Investment securities and other                                                   227,850                307,405
   Mortgage-backed securities                                                        788,540              1,224,727
                                                                                  ----------             ----------
       Total interest income                                                       8,212,360              7,894,213
                                                                                  ----------             ----------
Interest expense:
   Deposits                                                                        4,358,917              4,291,344
   Borrowed funds                                                                    307,740                368,445
                                                                                  ----------             ----------
       Total interest expense                                                      4,666,657              4,659,789
                                                                                  ----------             ----------
   Net interest income                                                             3,545,703              3,234,424

Provision for losses on loans                                                        139,000                 20,000
                                                                                  ----------             ----------
   Net interest income after provision for losses on loans                         3,406,703              3,214,424
Other income:
   Net gain on sale of securities available-for-sale                                 441,120                     --
   Net gain on sales of real estate held for sale                                     14,330                 16,107
   Net gain on sales of loans held for sale                                           72,548                    765
   Fee income                                                                        600,114                526,536
   Insurance commissions                                                              23,537                 33,877
   Other                                                                              90,811                 85,420
                                                                                  ----------             ----------
       Total other income                                                          1,242,460                662,705
                                                                                  ----------             ----------
Other expenses:
   Compensation and benefits                                                       1,605,956              1,575,153
   Occupancy                                                                         337,918                280,469
   Furniture and equipment                                                           150,146                173,322
   Federal deposit insurance premiums                                                 18,351                 18,140
   Advertising                                                                       101,204                 89,322
   Provision for losses on foreclosed assets                                          45,300                 89,079
   Data processing services                                                           93,434                 88,399
   Telephone and postage                                                              96,451                 91,490
   Amortization of intangible assets                                                  93,687                 94,617
   Other general and administrative                                                  573,801                468,699
                                                                                  ----------             ----------
       Total other expenses                                                        3,116,248              2,968,690
                                                                                  ----------             ----------
   Income before income taxes                                                      1,532,915                908,439
Income taxes                                                                         512,700                300,625
                                                                                  ----------             ----------
Net income                                                                        $1,020,215             $  607,814
                                                                                  ==========             ==========
Net income                                                                        $1,020,215             $  607,814
Other comprehensive income:
   Unrealized gains on available-for-sale
   securities, net of related income taxes                                           376,340                519,479
                                                                                  ----------             ----------
Comprehensive income                                                              $1,396,555             $1,127,293
                                                                                  ==========             ==========

   Basic earnings per share                                                       $     0.84             $     0.48
                                                                                  ==========             ==========
   Diluted earnings per share                                                     $     0.82             $     0.47
                                                                                  ==========             ==========


See notes to consolidated financial statements (unaudited)

     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                                  Nine Months Ended September 30,
                                                                                 ---------------------------------
                                                                                        2001                  2000
                                                                                 -----------           -----------
Interest income:
   Loans                                                                         $21,135,829           $17,441,229
   Investment securities and other                                                   765,262               931,348
   Mortgage-backed securities                                                      2,763,826             3,719,861
                                                                                 -----------           -----------
       Total interest income                                                      24,664,917            22,092,438
                                                                                 -----------           -----------
Interest expense:
   Deposits                                                                       13,370,060            11,804,839
   Borrowed funds                                                                    998,794               708,133
                                                                                 -----------           -----------
       Total interest expense                                                     14,368,854            12,512,972
                                                                                 -----------           -----------
   Net interest income                                                            10,296,063             9,579,466

Provision for losses on loans                                                        194,000                20,000
                                                                                 -----------           -----------
   Net interest income after provision for losses on loans                        10,102,063             9,559,466
Other income:
   Net gain on sale of securities available-for-sale                                 441,120                    --
   Net gain on sales of real estate held for sale                                     25,644                28,068
   Net gain on sales of loans held for sale                                          112,628                 4,059
   Net gain on sales of property held for expansion                                       --                11,552
   Fee income                                                                      1,689,798             1,404,640
   Insurance commissions                                                              71,505               142,710
   Other                                                                             288,752               266,159
                                                                                 -----------           -----------
       Total other income                                                          2,629,447             1,857,188
                                                                                 -----------           -----------
Other expenses:
   Compensation and benefits                                                       4,779,317             4,654,203
   Occupancy                                                                         943,765               806,793
   Furniture and equipment                                                           499,127               524,419
   Federal deposit insurance premiums                                                 54,885                54,480
   Advertising                                                                       274,933               233,642
   Provision for losses on foreclosed assets                                          80,214               120,805
   Data processing services                                                          293,392               258,375
   Telephone and postage                                                             318,207               268,584
   Amortization of intangible assets                                                 281,061               283,851
   Other general and administrative                                                1,622,657             1,386,976
                                                                                 -----------           -----------
       Total other expenses                                                        9,147,558             8,592,128
                                                                                 -----------           -----------
   Income before income taxes                                                      3,583,952             2,824,526
Income taxes                                                                       1,199,150               948,050
                                                                                 -----------           -----------
Net income                                                                       $ 2,384,802           $ 1,876,476
                                                                                 ===========           ===========
Net income                                                                       $ 2,384,802           $ 1,876,476
Other comprehensive income:
   Unrealized gains on available-for-sale
   securities, net of related income taxes                                           714,202               420,971
                                                                                 -----------           -----------
Comprehensive income                                                             $ 3,099,004           $ 2,297,447
                                                                                 ===========           ===========

   Basic earnings per share                                                      $      1.96           $      1.49
                                                                                 ===========           ===========
   Diluted earnings per share                                                    $      1.92           $      1.45
                                                                                 ===========           ===========

See notes to consolidated financial statements (unaudited)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                             Nine Months Ended September 30,
                                                             --------------------------------
                                                                 2001               2000
                                                             -------------      -------------
Cash flows from operating activities:
    Net income                                               $   2,384,802      $   1,876,476
    Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for losses on loans                                  194,000             20,000
    Provision for losses on real estate held for sale               80,214            120,805
    Depreciation and amortization                                  967,657            967,942
    Amortization of investment premiums and discounts, net         (19,803)             2,658
    Accretion of loan fees and discounts                             5,983             10,902
    Deferred income tax provision (benefit)                         23,858            (41,838)
    Originations of loans held for sale                        (10,824,918)          (251,382)
    Proceeds from sales of loans                                10,411,971            255,441
    Decrease (Increase) in interest receivable                     235,730           (111,620)
    Decrease in interest payable on deposits                      (118,948)            (8,859)
    Net gain on sales of loans                                    (112,628)            (4,059)
    Net gain on sales of securities available-for-sale            (441,120)                --
    Net gain on sales of real estate held for sale                 (25,644)           (28,068)
    Net income on sales of office related property                      --            (11,552)
    Federal home Loan Bank of Chicago, stock dividend             (116,900)                --
    Other, net                                                    (279,556)           441,424
                                                             -------------      -------------
    Net cash from operating activities                           2,364,698          3,238,270
                                                             -------------      -------------
Cash flows from investing activities:
Investment securities:
 Available-for-sale:
    Purchases                                                  (22,106,834)        (6,492,404)
    Proceeds from sales                                          5,437,350                 --
    Proceeds from calls and maturities                          35,070,000         11,500,000
 Held to maturity:
    Purchases                                                     (660,404)          (100,000)
    Proceeds from maturities and paydowns                            3,166              2,976
 Mortgage-backed securities:
 Available-for-sale:
    Purchases                                                     (300,890)        (1,962,724)
    Proceeds from maturities and paydowns                        3,888,898          2,538,308
 Held-to-maturity:
    Proceeds from maturities and paydowns                           22,480             24,999
Proceeds from sales of real estate                                 260,762            130,263
Deferred loan fees and costs, net                                  209,117             76,359
Loans originated                                              (145,272,661)      (137,475,649)
Principal collected on loans                                    98,988,189         81,357,379
Purchases of office properties and equipment, net                 (421,079)          (232,949)
                                                             -------------      -------------

Net cash from investing activities                             (24,881,906)       (50,633,442)
                                                             -------------      -------------


See notes to consolidated financial statements (unaudited).

                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                                Nine Months Ended September 30,
                                                                                -------------------------------
                                                                                    2001               2000
                                                                                -------------      ------------
Cash flows from financing activities
     Net increase in non-certificate of deposit accounts                        $ 10,719,539       ($ 1,353,407)
     Net increase in certificate of deposit accounts                               7,678,327         26,023,646
     Net increase in advance payments by
       borrowers for taxes and insurance                                          (1,286,290)          (816,830)
     Proceeds from short-term borrowings                                          15,000,000         31,000,000
     Repayments of short-term borrowings                                         (29,000,000)       (19,000,000)
     Proceeds from other borrowings                                               25,000,000         10,000,000
     Repayments of other borrowings                                              (10,000,000)        (6,200,000)
     Proceeds from exercise of stock options                                         103,952            623,853
     Dividends paid                                                                 (436,647)          (455,844)
     Purchase of treasury stock                                                   (1,543,360)          (937,872)
                                                                                ------------       ------------
Net cash from financing activities                                                16,235,521         38,883,546
                                                                                ------------       ------------
Decrease in cash and cash equivalents                                             (6,281,687)        (8,511,626)
Cash and cash equivalents:
     Beginning of period                                                          25,147,273         30,093,583
                                                                                ------------       ------------
     End of period                                                              $ 18,865,586       $ 21,581,957
                                                                                ============       ============
Supplemental disclosures of cash flow information
Cash paid during the period for:

     Interest on deposits                                                       $ 13,489,000       $ 11,796,300
                                                                                ============       ============
     Interest on borrowed funds                                                 $  1,030,000       $    640,000
                                                                                ============       ============
     Income taxes                                                               $  1,140,218       $    776,824
                                                                                ============       ============
Supplemental disclosures of non-cash investing activities:

 Real estate acquired through foreclosure                                       $    310,110       $     99,616
                                                                                ============       ============

Increase (decrease) in unrealized gains on
 securities available-for-sale                                                  $  1,073,988       $    637,835
                                                                                ============       ============
(Increase) decrease in deferred taxes attributable to the
 unrealized gains on securities available-for-sale                              ($   359,786)      ($   216,864)
                                                                                ============       ============

See notes to consolidated financial statements (unaudited).

                      KANKAKEE BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2001


Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The statement of condition at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report for Kankakee Bancorp, Inc. (the "Company") on Form 10-K for the year ended December 31, 2000.

Note 2 - Earnings Per Share

     Basic earnings per share of common stock have been determined by dividing net income for the period by the average number of shares of common stock outstanding of 1,205,408. Diluted earnings per share of common stock have been determined by dividing net income for the period by the average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume exercise of stock options, and the calculation assumes purchase of treasury stock with the option proceeds at the average market price for the period (when dilutive). The Company has an incentive stock option plan for the benefit of directors, officers and employees. Diluted earnings per share have been determined considering the stock options granted, net of stock options which have been exercised.

Note 3 - Accounting for Certain Investments in Debt and Equity Securities

     At September 30, 2001, stockholders' equity included a positive $830,000, which represents the amount by which the market value of the available-for-sale securities and the available-for-sale mortgage-backed securities exceeded the book value, net of an income tax of $428,000. A decrease in market interest rates during the nine months ended September 30, 2001 resulted in a $714,000 increase in the market value, net of income tax effect, of the available-for-sale securities and the available-for-sale mortgage-backed securities. At the end of 2000, the book value of the available-for-sale securities portfolio exceeded the market value by $116,000, net of income tax.

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

ECONOMIC CLIMATE AND BUSINESS DEVELOPMENTS

     Through October 2, 2001, the Federal Open Market Committee (the "FOMC") has this year lowered its target short-term interest rates nine times, by a total of four percentage points. The federal funds target is currently 2.50% and the Federal Reserve discount rate is currently 2.00%. The federal funds rate is the rate at which financial institutions borrow from each other, while the discount rate is the rate at which member institutions borrow from the Federal Reserve.

     The FOMC continues to cite a slowing economy and the risk of recession as the motivating factors for lowering interest rates. The tragic events of September 11, 2001 have further clouded the economic outlook, severely impacting several major industries, as well as the economy as a whole. Additionally, consumer confidence, a key factor in the economy, has been negatively impacted. Lowering rates to current levels, with the possibility of further cuts, is intended to provide stimulus to the economy by reducing borrowing costs for both businesses and individuals.

     A slowing economy could adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans.

     Lower market interest rates could benefit the Company by reducing its cost of funds, as term deposits and borrowed money reprice to lower rates at maturity. However, lower interest rates could also reduce the Company's return on interest-earning assets. As investments mature, are sold or are called, and as loans are repaid or prepaid, the reinvestment rates on those funds decrease. The impact of changes in market interest rates on the Company's financial condition and results of operations is the Company's interest rate sensitivity. While management believes that the Company's current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse effect on the Company's financial condition and results of operations.

     During 2000, the Company initiated an aggressive growth strategy which was aimed at increasing deposits and growing the loan portfolio, while continuing to reduce the size of the investment portfolio. While committed to continuing profitable growth of its assets and liabilities, the Company, during the second quarter of 2001, again began to sell most of the long-term, fixed-rate single-family mortgage loans it originated. Loans with terms of less than 20 years continued to be retained in the portfolio. During the third quarter of 2001, the Company also began to sell loans with terms of 15 years to 20 years.

FINANCIAL CONDITION

     Total assets of the Company increased by $19.6 million, or 4.3%, to $479.5 million at September 30, 2001 from $459.9 million at December 31, 2000.

     Cash and cash equivalents decreased by $6.2 million, or 25.0%, from $25.1 million at December 31, 2000 to $18.9 million at September 30, 2001. The decrease was primarily attributable to an increase in loans during the period.

     During the nine-month period ended September 30, 2001, net loans receivable increased by $45.5 million, or 13.4%, from $339.0 million to $384.5 million. This was primarily the result of the origination of $104.1 million of real estate loans and the origination of $41.2 million of consumer and commercial business loans, offset by loan repayments which totaled $99.0 million.

     Loans held for sale were $526,000 as of September 30, 2001. There were no loans held for sale at December 31, 2000. During the nine months ended September 30, 2001, $9.0 million in residential real estate loans were originated for sale and $8.5 million of those loans were sold. In addition, $1.8 million in commercial real estate loans were originated for sale and sold during the period.

     Securities available-for-sale decreased by $17.1 million, or 29.8%, to $40.1 million at September 30, 2001 from $57.2 million at December 31, 2000 as the result of the maturity, or the exercise of call options by issuers, of $35.1 million of securities, and the sale of $5.0 million of securities which were partially offset by the purchase of $22.1 million of securities and by the net change in market value adjustment.

     Mortgage-backed securities available-for-sale decreased by $3.4 million, or 21.1%, to $12.7 million at September 30, 2001 from $16.1 million at December 31, 2000. The decrease resulted from the maturity of $3.9 million of securities, which was partially offset by the purchase of $301,000 of securities and by the net change in market value adjustments.

     Deposits increased by $18.2 million, or 4.7%, from $388.1 million at December 31, 2000 to $406.3 million at September 30, 2001. During the nine month period, there was a $7.6 million increase in certificate of deposit accounts and a $10.7 million increase in passbook, checking and money market accounts.

     Total borrowings increased by $1.0 million, or 3.4%, from $29.0 million at December 31, 2000 to $30.0 million at September 30, 2001. The increase was the result of $40.0 million in new borrowings, which were partially offset by repayments of $39.0 million. Borrowings consisted entirely of advances from the Federal Home Loan Bank of Chicago.

ASSET/LIABILITY MANAGEMENT

     Management attempts to control fluctuations in net interest income which result from an imbalance in the amounts of assets and liabilities that reprice during a period of time. The Company attempts to mitigate its interest rate exposure, to the extent consistent with the maintenance of an adequate interest rate spread. Adjustable rate mortgage loans, and loans with typically shorter terms, such as commercial real estate loans, commercial business loans and consumer loans, have historically been, and continue to be, retained. Historically, most fixed-rate mortgage loans, particularly those with terms of 20-years or longer, have been sold in the secondary market (with servicing usually retained). Since the beginning of 2000 and through the first quarter of 2001, the Company retained virtually all the fixed-rate mortgage loans it originated. Approximately $10.3 million of fixed-rate mortgage loans with terms of 20 years or longer were originated and retained during the first quarter of 2001. While the Company continues to promote the origination of adjustable rate mortgages, commercial real estate loans, commercial business loans and consumer loans, management determined that the Company's asset/liability position was such that retention of additional longer term fixed-rate mortgage loans was appropriate. In light of the changing economic climate and the current interest rate environment, the Company has, during the second quarter of 2001, resumed selling fixed-rate mortgage loans with terms of 20 years or longer in the secondary market. In addition, during the third quarter of 2001, the Company began selling fixed-rate mortgage loans with terms of 15 to 20 years. Management reviews the Company's asset/liability position on a regular basis.

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

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOSSES ON LOANS

     The Company's non-performing assets decreased to $2.2 million, or 0.47%, of total assets at September 30, 2001 from $3.5 million, or 0.76% of total assets at December 31, 2000. During the nine month period ended September 30, 2001, non-performing construction and development loans, non-performing one-to-four family loans, non-performing commercial loans, and non-performing commercial business loans decreased by $900,000, $52,000, $10,000 and $713,000, respectively. These decreases were partially offset by an increase in non-performing consumer loans of $198,000. In addition, foreclosed assets increased by $40,000 and restructured troubled debts decreased by $189,000. The decrease in non-performing construction and development loans was due to the repayment in full of a single loan. The decrease in non-performing commercial business loans was due to the loans involved having been brought current. The ratio of the allowance for losses on loans to non-performing loans increased to 212.5% as of September 30, 2001 compared to 83.9% as of December 31, 2000. The increase in this ratio, which excludes foreclosed assets and restructured troubled debt, was primarily the result of the decrease of $1.5 million in non-performing loans.

     The Company classified $1.6 million of its assets as Special Mention, $7.2 million as Substandard, $10,000 as Doubtful and $148,000 as Loss as of September 30, 2001. This represents a decrease of $2.0 million in the Special Mention category and a net increase of $5.1 million in the other categories from the December 31, 2000 totals for classified assets. The ratio of classified assets to total assets (including items classified as Special Mention) was 1.88% at September 30, 2001 as compared to 1.29% at December 31, 2000. The ratio of the allowance for losses on loans to classified assets decreased to 25.8% as of September 30, 2001 as compared to 36.3% as of December 31, 2000.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Net income for the quarter ended September 30, 2001 was $1.0 million compared to $608,000 for the same period in 2000. This represented a $412,000, or 67.8%, increase. The increase in net income resulted from increases of $311,000 in net interest income and $580,000 in other income, which were partially offset by increases of $148,000 in other expenses, $119,000 in provisions for losses on loans and $212,000 in income taxes.

     Basic earnings per share were $.84 for the quarter ended September 30, 2001 compared to $.48 for the comparable 2000 period. Diluted earnings per share were $.82 for the quarter ended September 30, 2001 compared to $.47 for the comparable 2000 period.

     Net interest income increased $311,000, or 9.6%, during the quarter ended September 30, 2001, compared to the quarter ended September 30, 2000.

     One of the tables presented at the end of management's discussion and analysis ("Table I"), sets forth an analysis of the Company's net interest income for the three-month periods ended September 30, 2001 and 2000.

     As Table I indicates, interest income increased $318,000, or 4.0%, to $8.2 million for the three-month period ended September 30, 2001 from $7.9 million for the same period in 2000. The increase in interest income was the result of an increase in the average balance of interest-earning assets to $447.4 million during the 2001 period from $409.8 million during the 2000 period, which was partially offset by a decrease in the yield earned on interest-earning assets to 7.28% during the 2001 period from 7.64% during the 2000 period. The increase in the average balance of interest-earning assets was due to increases in balances of loans and FHLB stock, which were partially offset by decreases in balances of mortgage-backed securities, investment securities and other interest-earning assets during the quarter. The decrease in the yield earned on interest-earning assets was the result of decreasing market interest rates during the quarter, which resulted in lower yields on short term assets and a lower yield on the reinvestment of principal repayments and prepayments on loans and on newly originated loans. The increase in average loans was primarily the result of an aggressive lending program during 2000 and the first nine months of 2001.

     Interest expense increased $7,000, or 0.1%, remaining at $4.7 million for the third quarter of 2001. The increase in interest expense was the result of an increase in the average outstanding balance of interest-bearing liabilities to $434.1 million during the 2001 period from $399.7 million during the 2000 period, which was substantially offset by a decrease in the average yield on interest-bearing liabilities to 4.27% during the 2001 period from 4.63% during the 2000 period. The increase in average interest-bearing liabilities resulted primarily from a more aggressive pricing policy and the continuing movement to a sales oriented operation. The decrease in the average yield on interest-bearing liabilities resulted from decreasing market interest rates during the quarter which resulted in lower costs on new and maturing certificates of deposit, money-market deposits and borrowed funds.

     Based on management's review of the adequacy of the allowance for losses on loans, a provision for losses on loans of $139,000 was recorded during the third quarter of 2001 compared to a provision for losses on loans of $20,000 recorded during the third quarter of 2000. The increase in classified assets was a significant factor in the increase.

     Other income for the three-month period ended September 30, 2001 increased $580,000, or 87.5%, to $1.2 million compared to $663,000 for the same period in 2000. The increase was primarily attributable to a $441,000 gain on the sale of securities available for sale. In addition, there were increases of $74,000 in fee income, $72,000 in gain on the sale of loans held for sale and $5,000 in other income. These increases were partially offset by decreases of $2,000 in gain on the sale of real estate held for sale and $10,000 in insurance commissions. The $74,000 increase in fee income resulted primarily from an increase in checking accounts subject to fees and the $72,000 increase in gain on the sale of loans held for sale was the result of a resumption of selling fixed-rate mortgage loans.

     Other expenses for the third quarter of 2001 increased $148,000 or 5.0%, to $3.1 million from $3.0 million for the third quarter of 2000. There were increases of $57,000 (20.5%) in occupancy costs, $105,000 (22.4%) in other expenses, $5,000 (5.7%) in data processing services, $31,000 (2.0%) in compensation and benefits, $12,000 (13.3%) in advertising and $5,000 (5.4%) in telephone and postage. These increases were partially offset by decreases of $23,000 (13.4%), $44,000 (49.1%) and $1,000 (1.0%) in furniture and equipment expense, provision for losses on foreclosed assets and amortization of intangible assets, respectively. The increase in occupancy costs was the result of an increase in the number of building maintenance projects during 2001 compared to 2000. Postage expenses increased as a result of an increase in the number of checking accounts. A contributing factor to the increase in compensation and benefits was the higher cost of health insurance.

     Federal income taxes increased $212,000 to $513,000 for the three-month period ended September 30, 2001, compared to $301,000 for the same period in 2000. The primary reason for this increase was the increase in pre-tax income.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000

     Net income for the nine-months ended September 30, 2001 was $2.4 million compared to $1.9 million for the same period in 2000. This represented a $508,000, or 27.1%, increase. The increase in net income resulted from an increase of $717,000 in net interest income, and an increase of $772,000 in other income, which were partially offset by increases of $555,000 in other expenses, $174,000 in provision for losses on loans and $251,000 in income tax expense.

     Basic earnings per share were $1.96 for the nine months ended September 30, 2001 compared to $1.49 for the 2000 period. Diluted earnings per share were $1.92 for the nine months ended September 30, 2001 compared to $1.45 for the comparable 2000 period.

     Net interest income increased $717,000, or 7.5%, during the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000.

     One of the tables presented at the end of management's discussion and analysis ("Table II"), sets forth an analysis of the Company's net interest income for the nine-month periods ended September 30, 2001 and 2000.

     As Table II indicates, interest income increased $2.6 million, or 11.6%, to $24.7 million for the nine-month period ended September 30, 2001 from $22.1 million for the same period in 2000. The increase in interest income was the result of an increase in the average balance of interest-earning assets to $439.4 million during the 2001 period from $389.9 million during the 2000 period, which was partially offset by a decrease in the yield on interest-earning assets to 7.50% during the 2001 period from 7.57% during the 2000 period. The increase in the average balance of interest-earning assets was primarily due to increases in balances of loans and other interest-earning assets, which were partially offset by decreases in balances of mortgage-backed securities and investment securities during the period. The decrease in the yield earned on interest-earning assets was the result of decreasing market interest rates during 2001. Market interest rates decreased significantly during the first nine months of 2001, and the repricing to lower rates of maturing and prepaying assets reduced yields on those assets.

     Interest expense increased $1.9 million, or 14.8%, to $14.4 million during the first nine months of 2001 from $12.5 million in the same period in 2000. The increase in interest expense was the result of an increase in the average outstanding balance of interest-bearing liabilities to $425.6 million during the 2001 period from $380.2 million during the 2000 period, and by an increase in the average yield on interest-bearing liabilities to 4.51% during the 2001 period from 4.40% during the 2000 period. The increase in average interest-bearing liabilities resulted primarily from a more aggressive pricing policy and the continuing movement to a sales oriented operation. The increase in the average yield on interest-bearing liabilities resulted from increasing market rates during 2000 and a more aggressive pricing policy. While market interest rates have decreased significantly during the first nine months of 2001, the impact of these decreases did not reduce funding costs to the same levels as those of the first nine months of 2000.

     Based on management's review of the adequacy of the allowance for losses on loans, a provision for losses on loans of $194,000 was recorded during the first nine months of 2001, compared to a $20,000 provision for losses on loans recorded during the first nine months of 2000.

     Other income for the nine-month period ended September 30, 2001 increased $772,000, or 41.6%, to $2.6 million compared to $1.9 million for the same period in 2000. The increase was primarily attributable to a $441,000 gain on the sale of securities available-for-sale. There were also increases of $285,000 in fee income, $23,000 in other income and $109,000 in gain on the sale of loans held for sale. These increases were partially offset by decreases of $71,000 in insurance commissions and $2,000 in gain on sale of real estate held for sale. The increase in fee income was primarily the result of an increase in checking accounts subject to fees. The increase in gain on the sale of loans held for sale was the result of resuming the sale of long-term, fixed-rate loans during the second quarter. The decrease in insurance commissions was due to a high level of commissions during the first quarter of 2000 which did not recur in 2001.

     Other expenses for the first nine months of 2001 increased $555,000, or 6.5%, to $9.1 million from $8.6 million during the 2000 period. Most categories of other expenses increased, including increases of $125,000 (2.7%) in compensation and benefits, $137,000 (17.0%) in occupancy expenses, $41,000 (17.7%) in advertising, $35,000 (13.6%) in data processing services, $50,000 (18.5%) in telephone and postage and $236,000 (17.0%) in other expenses. The increase in compensation and benefits was due in large part to increased costs of medical insurance in 2001. The increase in the cost of data processing services was due to costs associated with an upgrade in mainframe hardware and to costs associated with implementation of on-line banking. Postage expenses increased as a result of an increase in the number of checking accounts and an extensive mailing required to inform customers of the Company's privacy policy.

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

     As of September 30, 2001, the Bank exceeded all current minimum regulatory capital standards and was deemed to be "well capitalized" for purposes of the OTS's prompt corrective action regulations. At September 30, 2001, the Bank's tangible capital was $33.0 million, or 7.0%, of adjusted total assets, which exceeded the 1.5% requirement by $25.9 million and exceeded the 2.0% "critically undercapitalized" threshold by $23.6 million. In addition, at September 30, 2001, the Bank had core capital of $33.0 million, or 7.0%, of adjusted total assets, which exceeded the 4.0% requirement by $14.1 million and exceeded the 5.0% "well capitalized" threshold by $9.4 million. The Bank had risk-based capital of $35.3 million at September 30, 2001, or 11.4%, of risk-adjusted assets, which exceeded the minimum risk-based capital requirement by $10.6 million and exceeded the 10.0% "well capitalized" threshold by $4.4 million. Additionally, the Bank's $33.0 million of core capital equaled 10.7% of total risk-weighted assets, which exceeded the 6.0% "well capitalized" threshold by $14.5 million.

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

     FAS 142 is effective for fiscal years beginning after December 15, 2001 and must be applied to all goodwill and other intangible assets recognized in financial statements as of the start of that fiscal year. Impairment losses resulting from the initial application of the Standard are to be reported as resulting from a change in accounting principle. There has been a great deal of discussion concerning the method or methods which should be applied to determine the extent of impairment of goodwill, particularly in the case of publicly held corporations, such as the Company. While a final determination has not been made, the maximum impact on net income in 2002 due to the adoption of this Standard would be approximately $2.9 million, representing the full impairment of goodwill of $4.4 million, net of income tax of $1.5 million.

STOCK REPURCHASE

     During the quarter ended September 30, 2001, the Company repurchased 2,000 shares of common stock at a total cost of $52,000 under the repurchase program approved by the Company's Board of Directors in January 2001. Through September 30, 2001, a total of 669,507 shares of common stock of the Company had been purchased under the current and previous repurchase programs at a total cost of $14.4 million. As of September 30, 2001, the Company held 544,592 shares of its common stock as treasury stock. During the period from September 30, 2001 through November 2, 2001 no additional shares of common stock were repurchased.

STOCK OPTIONS

     During the third quarter of 2001, options on 2,500 shares of common stock were exercised. Between October 1, 2001 and November 2, 2001, options on 10,950 shares of common stock were exercised. Through November 2, 2001, the Company had received no additional notification from holders of options of their intent to exercise options.

DIVIDENDS

     On October 9, 2001, a cash dividend of $.12 per share was declared, payable on November 30, 2001 to stockholders of record as of November 14, 2001. Future dividends will depend primarily upon earnings, financial condition and need for funds, as well as restrictions imposed by regulatory authorities regarding dividend payments and capital requirements.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U. S. Government, including policies of the U. S. Treasury and the Federal Reserve Board, the quality of composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, implementation by the Company of new technologies, the Company's ability to develop and maintain secure and reliable electronic systems, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

                                     TABLE I
                    NET INTEREST INCOME ANALYSIS (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                Three Months Ended September 30,
                                            -----------------------------------------------------------------------------
                                                     2001                                           2000
                                            ---------------------------------       -------------------------------------
                                              Average                                 Average
                                            Outstanding    Interest    Yield/       Outstanding    Interest        Yield/
                                              Balance    Earned/Paid    Rate          Balance     Earned/Paid       Rate
                                            ---------------------------------       -------------------------------------
                                                                       (Dollars in Thousands)

Interest-earning assets:
   Loans receivable (1)                        $378,830     $7,196      7.54%          $316,328      $ 6,362        7.98%
   Mortgage-backed securities (2)                13,197        228      6.85%            17,385          307        7.01%
   Investments securities (3)                    42,265        616      5.78%            60,767          953        6.22%
   Other interest-earning assets                 10,738        135      4.99%            13,500          236        6.94%
   FHLB stock                                     2,397         37      6.12%             1,868           36        7.65%
                                               --------     ------                     --------      -------

Total interest-earning assets                   447,427      8,212      7.28%           409,848        7,894        7.64%
                                               --------     ------                     --------      -------

Other assets                                     29,337                                  29,916
                                               --------                                --------

Total assets                                   $476,764                                $439,764
                                               ========                                ========

Interest-bearing liabilities:
   Certificate accounts                        $252,649      3,469      5.45%          $239,083        3,445        5.72%
   Savings deposits                              64,442        423      2.60%            60,264          379        2.50%
   Demand and NOW deposits                       89,257        467      2.08%            76,632          467        2.42%
   Borrowings                                    27,750        308      4.40%            23,750          369        6.16%
                                               --------     ------      ----           --------      -------

Total interest-bearing liabilities              434,098      4,667      4.27%           399,729        4,660        4.63%
                                               --------     ------                     --------      -------

Other liabilities                                 2,798                                   2,466
                                               --------                                --------

Total liabilities                               436,896                                 402,195
                                               --------                                --------

Stockholders' equity                             39,868                                  37,569
                                               --------                                --------

Total liabilities and
  stockholders' equity                         $476,764                                $439,764
                                               ========                                ========

Net interest income                                         $3,545                                   $ 3,234
                                                            ======                                   =======

Net interest rate spread                                                3.01%                                       3.01%
                                                                        ====                                       =====

Net earning assets                             $ 13,329                                $ 10,119
                                               ========                                 =======

Net yield on average interest-
 earning assets (net interest
 margin)                                                                3.14%                                       3.13%
                                                                        ====                                       =====

Average interest-earning assets to
 average interest-bearing liabilities                       103.07%                                   102.53%
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

                                    TABLE II
                    NET INTEREST INCOME ANALYSIS (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                  Nine Months Ended September 30,
                                           -------------------------------------------------------------------------------
                                                             2001                                      2000
                                           ------------------------------------       ------------------------------------
                                                           Average                                   Average
                                            Outstanding    Interest      Yield/       Outstanding    Interest      Yield/
                                              Balance     Earned/Paid    Rate           Balance     Earned/Paid    Rate
                                           ------------------------------------       ------------------------------------
                                                                        (Dollars in Thousands)
Interest-earning assets:
   Loans receivable (1)                       $361,639      $21,136      7.81%         $ 294,217       $17,441     7.92%
   Mortgage-backed securities (2)               14,491          765      7.06%            17,815           931     6.98%
   Investments securities (3)                   45,484        2,028      5.96%            61,451         2,870     6.24%
   Other interest-earning assets                15,508          624      5.38%            14,527           749     6.89%
   FHLB stock                                    2,290          112      6.54%             1,840           101     7.33%
                                              --------      -------                    ---------       -------

Total interest-earning assets                  439,412       24,665      7.50%           389,850        22,092     7.57%
                                              --------      -------                    ---------       -------

Other assets                                    29,424                                    29,998
                                              --------                                 ---------

Total assets                                  $468,836                                 $ 419,848
                                              ========                                 =========

Interest-bearing liabilities:
   Certificate accounts                       $250,050       10,709      5.73%         $ 226,888         9,341     5.50%
   Savings deposits                             61,058        1,185      2.59%            60,598         1,141     2.52%
   Demand and NOW deposits                      87,503        1,476      2.26%            76,314         1,323     2.32%
   Borrowings                                   27,000          999      4.95%            16,360           708     5.78%
                                              ---------     -------                    ---------       -------

Total interest-bearing liabilities             425,611       14,369      4.51%           380,160        12,513     4.40%
                                              --------      -------                    ---------       -------

Other liabilities                                3,833                                     2,960
                                              --------                                 ---------

Total liabilities                              429,444                                   383,120
                                              --------                                 ---------

Stockholders' equity                            39,392                                    36,728
                                              --------                                 ---------

Total liabilities and
stockholders' equity                          $468,836                                 $ 419,848
                                              ========                                 =========

Net interest income                                         $10,296                                    $ 9,579
                                                            =======                                    =======

Net interest rate spread                                                 2.99%                                     3.17%
                                                                        =====                                     =====

Net earning assets                            $ 13,801                                 $   9,690
                                              ========                                 =========

Net yield on average interest-
earning assets (net interest
margin)                                                                  3.13%                                     3.28%
                                                                        =====                                     =====

Average interest-earning assets to
average interest-bearing liabilities                         103.24%                                    102.55%
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

Item 5.  Other Information - None
         -----------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a. Exhibits - None
            --------

         b. Reports on Form 8-K
            -------------------

            On July 23, 2001, the Company filed a report on Form 8-K stating under Item 5 that the Company had, on July 23, 2001, issued a news release announcing its earnings for the quarter ended June 30, 2001, as well as other recent corporate events.

            On October 11, 2001, the Company filed a report on Form 8-K stating under item 5 that the Company had, on October 10, 2001, issued a news release announcing that Thomas Schneider resigned as director of the Company and Kankakee Federal Savings Bank (the "Bank"), effective October 31, 2001, as the result of his relocation out of the Kankakee area. The Company also announced that on October 9, 2001, the Company's and the Bank's boards of directors elected Mark Smith to fill the vacancies created by Mr. Schneider's resignation, effective November 1, 2001.

            On October 23, 2001, the Company filed a report on Form 8-K stating under item 5 that the Company had, on October 23, 2001, issued a news release announcing its earnings for the quarter ended September 30, 2001, and that the Company had entered into change of control agreements with six of its executive officers.

                              KANKAKEE BANCORP, INC.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           KANKAKEE BANCORP, INC.
                                           Registrant



Date:   November 2, 2001                   /s/ LARRY D. HUFFMAN
      -------------------------            --------------------------------
                                           President and CEO



Date:   November 2, 2001                   /s/ RONALD J. WALTERS
      -------------------------            --------------------------------
                                           Vice President and Treasurer
                                           (Principal Financial
                                           and Accounting Officer)