Form 10-K
period 2001-12-31
KANKAKEE BANCORP INC
filed 2002-03-25
CIK 891523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from         to
                                            ---------  ------------

                         Commission File Number 1-13676

                             KANKAKEE BANCORP, INC.
             (Exact name of Registrant as specified in its charter)

               Delaware                                  36-3846489
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification Number)

310 S. Schuyler Avenue, Kankakee, Illinois                   60901
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (815) 937-4440

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
                Title of Each Class                    on which Registered
                -------------------                   ---------------------
    Common Stock, par value $.01 per share           American Stock Exchange
         Preferred Share Purchase Rights             American Stock Exchange

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
         YES [X]    NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

================================================================================

     As of March 4, 2002, the Registrant had issued and outstanding 1,241,793 shares of the Registrant's common stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 4, 2002, was $39,913,403.*

                       DOCUMENTS INCORPORATED BY REFERENCE

     PARTS II and IV of Form 10-K--Portions of the 2001 Annual Report to Stockholders.
     PART III of Form 10-K--Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders.

----------
* Based on the last reported price ($36.75) of an actual transaction in the Registrant's common stock on March 4, 2002, and reports of beneficial ownership filed by directors and executive officers of the Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of the Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of the Registrant's common stock.

                             KANKAKEE BANCORP, INC.

                         2001 ANNUAL REPORT ON FORM 10-K

                                Table of Contents

                                                                     Page Number
                                                                     -----------

                                     PART I

Item   1.  Business......................................................   4
Item   2.  Properties....................................................  47
Item   3.  Legal Proceedings.............................................  48
Item   4.  Submission of Matters to a Vote of Security Holders...........  48

                                     PART II

Item   5.  Market for the Registrant's Common Stock and Related
              Stockholder Matters........................................  48
Item   6.  Selected Financial Data.......................................  48
Item   7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................  48
Item   7a. Quantitative and Qualitative Disclosures About Market Risk      48
Item   8.  Financial Statements and Supplementary Data...................  50
Item   9.  Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure........................  50

                                    PART III

Item  10.  Directors and Executive Officers of the Registrant............  50
Item  11.  Executive Compensation........................................  51
Item  12.  Security Ownership of Certain Beneficial Owners and
              Management.................................................  51
Item  13.  Certain Relationships and Related Transactions................  51

                                     PART IV

Item  14.  Exhibits, Financial Statement Schedules, and Reports on 8-K ..  52

Form 10-K  Signature Page................................................  55

                                     PART I

Item 1. Business

                                   THE COMPANY

General

     Kankakee Bancorp, Inc., a Delaware corporation (the "Company"), is a savings and loan holding company registered under the Home Owner's Loan Act, as amended (the "HOLA"). The Company's primary business activity is acting as the holding company for Kankakee Federal Savings Bank, a federally chartered savings bank (the "Bank"). The Bank has two subsidiaries, KFS Service Corp., and its wholly-owned subsidiary, KFS Insurance Agency, Inc., which engage in the business of providing securities brokerage services and insurance and annuity products to its customers and appraisal services to the Bank and other lenders in the Kankakee area. All references to KFS Service Corp. include KFS Insurance Agency, Inc., unless clearly indicated otherwise. The Company was organized in 1992, in connection with the Bank's conversion from the mutual to the stock form of organization which was completed on December 30, 1992. As part of the conversion, the Company issued 1,750,000 shares of its common stock, $.01 par value per share, at a price of $9.875 per share. On March 24, 1995, the Company's common stock was listed on the American Stock Exchange under the symbol "KNK". Prior to March 24, 1995, the Company's common stock was quoted on The Nasdaq Stock Market under the symbol "KNKB".

     The Bank is the Company's only financial institution subsidiary and was initially chartered as an Illinois state savings and loan association in 1885. The Bank converted to a federally chartered savings and loan association in 1937 and changed its name to Kankakee Federal Savings Bank in connection with its conversion to stock form in 1992. All references to the Company include the Bank and its subsidiaries unless clearly indicated otherwise.

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

     The Bank serves the financial needs of families and local businesses in its primary market areas through its main office located at 310 S. Schuyler Avenue, Kankakee, Illinois and fourteen branch offices located in the communities of Ashkum, Bourbonnais, Bradley, Braidwood, Champaign, Coal City (2), Diamond, Dwight, Herscher, Hoopeston, Manteno, Momence and Urbana, Illinois. At December 31, 2001, the Company had consolidated assets of $490.3 million, deposits of $415.5 million and stockholders' equity of $41.2 million.

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

     The Company's revenues are derived from interest on loans, mortgage-backed and related securities and investments, service charges and loan origination fees, loan servicing fees and proceeds from the sale, through KFS Service Corp., of securities brokerage services, insurance and annuity products and appraisal services. The Company's operations are materially affected by general economic conditions, the monetary and fiscal policies of the federal government and the policies of the various regulatory authorities, including the OTS and the Board of Governors of the Federal Reserve System (the "FRB"). Historically, the Company's results of operations have been largely dependent upon its net interest income, which is the difference between the interest it receives on its loan and investment securities portfolios and the interest it pays on deposit accounts and borrowings. However, while the results of operations continue to be dependent on net interest income, other income sources, such as fees, loan servicing income, net gain on the sale of loans and other non-interest income, have and continue to become more significant factors in the results of operations.

     The executive offices of the Company are located at 310 S. Schuyler Avenue, Kankakee, Illinois 60901 and its telephone number at that address is (815) 937-4440.

Market Area

     The Bank's main office is located at 310 S. Schuyler Avenue, Kankakee, Illinois. The bank also has fourteen branch offices located in the communities of Ashkum, Bourbonnais, Bradley, Braidwood, Champaign, Coal City (2), Diamond, Dwight, Herscher, Hoopeston,

Manteno, Momence and Urbana. The Company's market areas include Kankakee, Champaign, Iroquois and Livingston Counties and portions of Will, Grundy and Vermilion Counties, in Illinois. During 2001, the Company began working with a consulting firm to determine how to increase the profitability of each branch location and whether operations in certain market areas should be expanded or abandoned so that the Company's capital resources may be put to use in other market areas more profitably. The Company also continues to look for expansion opportunities, including financial institution and branch acquisitions, that would increase the Company's return to its stockholders. As a result, the Company's market area is subject to revision.

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

     Coal City is located approximately 30 miles northwest of Kankakee in Grundy County, Illinois. Braidwood is located approximately 25 miles northwest of Kankakee in Will County, Illinois. Coal City, Braidwood and their surrounding communities have a population of 12,000 residents. As bedroom communities of the south Chicago suburbs, the economy in this region is a mix of agricultural, industrial and service-based businesses. Large corporate employers such as ComEd, with its Braidwood nuclear power plant, Midwest Generation, with its Collins Street nuclear plant, Excelon, with its Dresden nuclear plant, Amoco, Equistar Chemicals, Reichhold Chemicals, Mobil and Caterpillar are within short driving distances.

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

                                                                      December 31,
                              ------------------------------------------------------------------------------------------------------
                                      2001                 2000                 1999                 1998                 1997
                              ------------------   ------------------   ------------------   ------------------   ------------------
                               Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
                              --------   -------   --------   -------   --------   -------   --------   -------   --------   -------
Real Estate Loans                                                    (Dollars in thousands)
-----------------
  One-to-four family ......   $247,436    60.06%   $211,891    58.73%   $165,089    56.61%   $159,956    59.23%   $157,764    58.22%

  Multi-family ............     11,983     2.91      11,608     3.22       8,923     3.06       5,556     2.06       7,480     2.76

  Commercial ..............     48,543    11.78      39,564    10.97      28,869     9.90      21,291     7.88      20,881     7.71

  Construction or
    development ...........     22,555     5.47      17,797     4.93      14,235     4.88      13,938     5.16       9,004     3.32

  Mortgage-backed
    securities and parti-
    cipation certificates..     11,673     2.83      16,118     4.47      17,600     6.03      18,746     6.94      28,503    10.52
                              --------    -----    --------    -----    --------    -----    --------    -----    --------    -----
    Total real estate loans
      and mortgage-backed
      securities ..........    342,190    83.05     296,978    82.32     234,716    80.48     219,487    81.27     223,632    82.53
                              --------    -----    --------    -----    --------    -----    --------    -----    --------    -----
Other Loans:
-----------

  Consumer Loans:

    Deposit account .......        831     0.20      786        0.22         788     0.27         827     0.31         820     0.30

    Student ...............         --       --       --          --         151     0.05         231     0.09         825     0.30

                                                                      December 31,
                              ------------------------------------------------------------------------------------------------------
                                      2001                 2000                 1999                 1998                 1997
                              ------------------   ------------------   ------------------   ------------------   ------------------
                               Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
                              --------   -------   --------   -------   --------   -------   --------   -------   --------   -------
    Automobile...............    7,006     1.70       7,281     2.02       5,541     1.90       3,830     1.42       4,476     1.65

    Home equity..............   18,407     4.47      17,815     4.94      17,028     5.84      17,215     6.37      16,795     6.20

    Home improvement.........       --       --          --       --           2     0.00           7     0.00          13     0.00

    Mobile home..............    1,408     0.34       1,734     0.48       2,158     0.74       2,826     1.05       3,293     1.22

    Credit cards.............    1,213     0.29       1,286     0.36       1,286     0.44       1,376     0.51       1,534     0.57

    Personal.................    9,705     2.36      11,133     3.08       7,946     2.73       6,900     2.55       7,407     2.73
                              --------   ------    --------   ------    --------   ------    --------   ------    --------   ------
      Total consumer loans...   38,570     9.36      40,035    11.10      34,900    11.97      33,212    12.30      35,163    12.97

Commercial business loans....   31,255     7.59      23,750     6.58      22,013     7.55      17,365     6.43      12,185     4.50
                              --------   ------    --------   ------    --------   ------    --------   ------    --------   ------
    Total other loans........   69,825    16.95      63,785    17.68      56,913    19.52      50,577    18.73      47,348    17.47
                              --------   ------    --------   ------    --------   ------    --------   ------    --------   ------
Total loans and mortgage-
  backed securities
  receivable.................  412,015   100.00%    360,763   100.00%    291,629   100.00%    270,064   100.00%    270,980   100.00%
                              --------   ======    --------   ======    --------   ======    --------   ======    --------   ======
Less:
----

  Loans in process...........    2,671                3,341                1,394                1,671                1,121

  Deferred fees and
    discounts................      470                  192                  104                  129                  176
  Allowance for losses
    on loans.................    2,582                2,156                2,171                2,375                2,130
                               -------             --------             --------             --------             --------
  Total loans and mortgage-
    backed securities
    receivable, net.......... $406,292             $355,074             $287,960             $265,889             $267,553
                              ========             ========             ========             ========             ========

     The following table shows the composition of the Company's loan and mortgage-backed securities portfolios by fixed and adjustable rate at the dates indicated. Loans held for sale are included primarily as fixed-rate one-to-four family residential loans.

                                                                            December 31,
                              ------------------------------------------------------------------------------------------------------
                                      2001                 2000                 1999                 1998                 1997
                              ------------------   ------------------   ------------------   ------------------   ------------------
                               Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
                              --------   -------   --------   -------   --------   -------   --------   -------   --------   -------
Fixed-Rate Loans and
Mortgage-Back Securities                                               (Dollars in thousands)
------------------------
Real estate:

  One-to-four family .......  $177,253    43.02%   $132,847    36.82%   $ 83,407    28.60%   $ 75,352    27.90%   $ 56,908    21.00%

  Multi-family .............     2,884     0.70       3,206     0.89         693     0.24         390     0.14          --    --

  Commercial ...............    11,410     2.77      11,015     3.06       7,664     2.63       2,076     0.77       1,392     0.51

  Construction or
    development ............     7,142     1.73       2,579     0.71       2,380     0.82       2,708     1.00       1,711     0.63

Mortgage-backed securities .     9,185     2.23      11,813     3.28      11,731     4.02       9,296     3.44      12,502     4.61
                              --------    -----    --------    -----    --------    -----    --------    -----    --------    -----

Total real estate loans and
    mortgage-backed
    securities .............   207,874    50.45     161,460    44.76     105,875    36.31      89,822    33.25      72,513    26.75

Consumer ...................    23,179     5.62      24,092     6.68      18,826     6.46      19,087     7.07      19,918     7.35

Commercial business ........    18,166     4.41      12,709     3.52      11,215     3.85       8,020     2.97       3,005     1.11
                              --------    -----    --------    -----    --------    -----    --------    -----    --------    -----

Total fixed-rate loans and
    mortgage-backed
    securities .............   249,219    60.48     198,261    54.96     135,916    46.62     116,929    43.29      95,436    35.21
                              ========    =====    ========    =====    ========    =====    ========    =====    ========    =====

Adjustable-Rate Loans and
Mortgage-Backed Securities
--------------------------

Real estate:

  One-to-four family .......    70,183    17.04      79,044    21.91      81,682    28.01      84,604    31.33     100,856    37.22

                                                                            December 31,
                              ------------------------------------------------------------------------------------------------------
                                      2001                 2000                 1999                 1998                 1997
                              ------------------   ------------------   ------------------   ------------------   ------------------
                               Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
                              --------   -------   --------   -------   --------   -------   --------   -------   --------   -------
  Multi-family .............     9,099     2.21       8,402     2.33       8,230     2.82       5,166     1.92       7,480     2.76

  Commercial ...............    37,133     9.01      28,549     7.91      21,205     7.27      19,215     7.11      19,489     7.19

  Construction or
    development ............    15,413     3.74      15,218     4.22      11,855     4.06      11,230     4.16       7,293     2.69

  Mortgage-backed securities     2,488     0.60       4,305     1.19       5,869     2.01       9,450     3.50      16,001     5.91
                              --------   ------    --------   ------    --------   ------    --------   ------    --------   ------

    Total real estate loans
      and mortgage-backed
      securities ...........   134,316    32.60     135,518    37.56     128,841    44.17     129,665    48.02     151,119    55.77

Consumer ...................    15,391     3.74      15,943     4.42      16,074     5.51      14,125     5.23      15,245     5.63

Commercial business ........    13,089     3.18      11,041     3.06      10,798     3.70       9,345     3.46       9,180     3.39
                              --------   ------    --------   ------    --------   ------    --------   ------    --------   ------

  Total adjustable-rate
    loans and mortgage-
    backed securities ......   162,796    39.52     162,502    45.04     155,713    53.38     153,135    56.71     175,544    64.78
                              --------   ------    --------   ------    --------   ------    --------   ------    --------   ------

  Total loans and mortgage-
    backed securities ......   412,015   100.00%    360,763   100.00%    291,629   100.00%    270,064   100.00%    270,980   100.00%
                              --------   ======    --------   ======    --------   ======    --------   ======    --------   ======

Less:

 Loans in process ..........     2,671                3,341                1,394                1,671                1,121

 Deferred fees and discounts       470                  192                  104                  129                  176

 Allowance for losses on
    loans ..................     2,582                2,156                2,171                2,375                2,130
                              --------             --------             --------             --------             --------

  Total loans and mortgage-
    backed securities
    receivable, net ........  $406,292             $355,074             $287,960             $265,889             $267,553
                              ========             ========             ========             ========             ========

     The following schedule illustrates the interest rate sensitivity of the Company's loan and mortgage-backed securities portfolio at December 31, 2001. Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract matures. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                              Real Estate
                       ----------------------------------------------------------------
                       One-to-four family and
                          Mortgage-Backed        Multi-family and     Construction or
                             Securities             Commercial          Development
                       ----------------------   ------------------   ------------------
                                   Weighted               Weighted             Weighted
                                    Average               Average              Average
                        Amount       Rate        Amount     Rate     Amount      Rate
                       --------   -----------   -------   --------   -------   --------
Due During Twelve                             (Dollars in thousands)
Month Periods
Ending
December 31,
------------
2002(1).............   $    335       8.39%     $11,153     6.87%    $17,177     6.88%

2003 and 2004.......      1,443       8.07        5,681     7.84       2,194     5.79

2005 and 2006.......      2,941       7.23        2,764     8.15         920     7.44

2007 and 2011.......     21,446       7.02        6,569     8.22         580     7.48

2012 and 2026.......    138,861       6.87       32,281     7.75       1,552     7.23

2027 and following..     94,083       7.12        2,078     7.80         132     6.25
                       --------                 -------              -------
  Total.............   $259,109                 $60,526              $22,555
                       ========                 =======              =======

                                                Commercial
                            Consumer             Business              Total
                       ------------------   ------------------   -------------------
                                 Weighted             Weighted              Weighted
                                  Average              Average               Average
                       Amount      Rate     Amount      Rate      Amount      Rate
                       -------   --------   -------   --------   --------   --------
Due During Twelve                         (Dollars in thousands)
Month Periods
Ending
December 31,
------------
2002(1).............   $ 4,514    10.22%    $14,984     6.26%    $ 48,163     7.01%

2003 and 2004.......     9,658     7.14       4,406     7.43       23,382     7.30

2005 and 2006.......    14,972     7.24       8,058     6.68       29,655     7.18

2007 and 2011.......     8,907     7.39       3,015     7.29       40,517     7.32

2012 and 2026.......       519     9.31         792     7.81      174,005     7.05

2027 and following..        --       --          --       --       96,293     7.13
                       -------              -------              --------
  Total.............   $38,570              $31,255              $412,015
                       =======              =======              ========

----------
(1)  Includes demand loans and loans having no stated maturity.

     As of December 31, 2001, the total amount of loans and mortgage-backed securities due after December 31, 2002, which had predetermined interest rates was $222.1 million, while the total amount of loans and mortgage-backed and related securities due after such date which had floating or adjustable interest rates was $141.8 million.

     Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" market value or 30% for certain residential development loans). At December 31, 2001, the Bank's regulatory loan-to-one borrower limit was $5.4 million. On the same date, the Bank's largest total of loans to one borrower was $5.0 million.

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

     One-to-Four Family Residential Real Estate Lending. The cornerstone of the
     --------------------------------------------------
Company's lending program is the origination of loans secured by mortgages on owner-occupied one-to-four family residences. At December 31, 2001, $247.4 million, or 60.1% of the Company's loan and mortgage-backed securities portfolio, consisted of loans secured by one-to-four family residences. At that date, the average outstanding residential loan balance was approximately $65,000 and the largest outstanding residential loan had a book value of $793,000. Substantially all of the residential loans originated by the Company are secured by properties located in the Company's primary market areas.

     In order to reduce its exposure to changes in interest rates, the Company originates Adjustable Rate Mortgages ("ARM"), subject to market conditions and consumer preference. The Company also originates long term fixed-rate residential loans.

     Most of the Company's fixed-rate loans are originated with terms which conform to secondary market standards (i.e., Freddie Mac standards). Most of the Company's fixed-rate residential loans have contractual terms to maturity of 15 to 30 years. The origination of fixed-rate loans with terms which conform to secondary market standards allows the Company the option of either retaining fixed-rate loans for portfolio or selling them in the secondary market.

The option to sell fixed-rate loans has been a part of asset/liability management and interest rate risk management for the Company since its formation, and was one of the Bank's strategies prior to the formation of the Company. The Company continuously reviews its current policy on fixed-rate loan retention, in light of changing local, regional and national economic conditions, and with regard to the Company's current interest rate risk and assets/liability positions. Loans originated with certain terms and certain interest rates are designated for sale based on a future date, either the closing date or the application date. All loans either applied for or closed on or after the pre-determined date, which meet the criteria, are designated for sale.

     During 1999, the Company sold substantially all fixed-rate residential loans having terms greater than 20 years. Those loans with terms of 20 years or less were retained in portfolio. In 2000, the Company implemented an aggressive growth strategy, during which virtually all originated fixed-rate residential loans were retained in portfolio. As market interest rates declined during 2001, the Company again began to sell originated fixed-rate residential loans. Initially, loans with terms greater than 20 years were designated for sale, then loans with terms greater than 15 years were designated for sale, and, finally, in the fourth quarter, virtually all originated fixed-rate residential loans were designated for sale. Except for Federal Housing Administration and Veterans' Administration, which are sold with servicing released, the Company retains servicing on the loans its sells. At December 31, 2001, the Company had $98.7 million of 15 year fixed-rate residential loans and $78.6 million of 30 year fixed-rate residential loans in its portfolio.

     The Company offers ARM loans at rates, terms and fees determined in accordance with market and competitive factors. The Company's current one-to-four family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the ARMs originated by the Company are subject to adjustment at stated intervals based on a margin over a specified index and are subject to annual as well as lifetime adjustment limits. The Company's current ARMs do not permit negative amortization of principal and carry no prepayment penalty. At December 31, 2001, the Company had $26.9 million, $3.6 million and $39.6 million of one-year, three-year and five-year ARMs, respectively.

     The Company's delinquency experience on its ARMs has generally been similar to that on fixed-rate residential loans. Of the $1.5 million of one-to-four family loans delinquent 60 days or more at December 31, 2001, $1.1 million (or 0.4% of one-to-four family loans) consisted of ARMs and $453,000 (or 0.2% of the Company's one-to-four family loans) represented fixed-rate loans.

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

     In 1999, the Company announced a $30,000 grant program to assist qualified first-time home buyers in purchasing owner-occupied single-family homes in the Company's market areas. The program provides one-time grants of up to $1,000 to assist qualified applicants who meet low-to-moderate income guidelines. During 2001, the $10,000 which was still available at the start of the year had been used to assist qualified first-time home buyers. The Company decided to commit an additional $30,000 to the grant program. At the end of the year, $26,000 of the additional funds was still available to assist qualified first-time home buyers.

     The Company, on occasion, originates loans in excess of $275,000 (the Freddie Mac maximum during 2001). As of December 31, 2001, the Company had 19 residential mortgage loans having an aggregate balance of $7.2 million with original balances in excess of $275,000 ("jumbo loans"). The Company's historical delinquency experience on its jumbo loans has been excellent.

     The Company is an approved one-to-four family lender for both the Federal Housing Administration ("FHA") and the Veterans' Administration ("VA"). The Company sells, with servicing released, all FHA and VA loans it originates to other investors, and does not aggressively promote FHA and VA lending. During 2001 there were no FHA or VA loans originated by the Company. Borrowers are notified at the time of application that their loan will be sold to, and serviced by, a party other than the Company.

     Multi-Family and Commercial Real Estate Lending. The Company also makes
     -----------------------------------------------
multi-family and commercial real estate loans in its primary market areas. At December 31, 2001, the Company had $60.5 million in multi-family and commercial real estate loans, representing 14.7% of the Company's total loan and mortgage-backed securities portfolio. At December 31, 2001, there were no participation interests in multi-family and commercial real estate loans which were purchased from other lenders.

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

     The table below sets forth by type of property taken as collateral, the number, loan amount and outstanding balance of the Company's multi-family and commercial real estate loans (including purchased loan participations) at December 31, 2001 and the amounts of such loans which were non-performing or "of concern" at December 31, 2001. The amounts shown do not reflect allowances for losses.

                                                 Original   Outstanding      Amount
                                       Number      Loan      Principal    Non-Performing
                                      of Loans    Amount      Balance      or of Concern
                                      --------   --------   -----------   --------------
                                                 (Dollars in thousands)
Multi-family residential ........        26       $13,524     $11,983        $   --
Improved real estate ............        13         9,661       3,005           375
Churches ........................        20         4,766       3,818            --
Agricultural related ............        21         2,179       1,907            85
Industrial and warehouse ........        77        19,054      15,389           338
Retail ..........................        48        10,376       7,276            15
Office ..........................        14         3,270       2,051           490
Other ...........................        92        15,781      15,097           405
                                        ---       -------     -------        ------
         Total ..................       311       $78,611     $60,526        $1,708
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

     Purchased Loan Participations. In order to supplement lending activities
     -----------------------------
during periods of low loan volume, the Company has from time to time purchased participation interests in multi-family and commercial real estate loans originated and serviced by other lenders. Prior to purchase, the Company reviews each participation to ensure that the underlying loan complies with the Company's lending policy as in effect at the time of purchase. At December 31, 2001, the Bank had $265,000 of purchased loans and participation interests in one-to-four family loans.

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

     At December 31, 2001, the Company had $31.3 million in commercial business loans outstanding (representing 7.6% of the Company's total loan and mortgage-backed securities portfolio) with additional commercial business loan commitments totaling $16.6 million, most of which were undrawn lines of credit. In addition, at December 31, 2001, the Company had thirty-three letters of credit outstanding, in an aggregate amount of $1.7 million. Most of the Company's commercial business loans have terms to maturity of five years or less and adjustable or floating interest rates. At December 31, 2001, the Company had twenty-four commercial business loans with balances of $250,000 or more, in an aggregate amount of $13.3 million.

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

     The following table sets forth information regarding the number and amount of the Company's commercial business loans and the amounts of such loans which were non-performing and "of concern" as of December 31, 2001.

                                                             Total      Outstanding       Amount
                                                 Number      Loan        Principal    Non-Performing
                                                of Loans   Commitment    Balance       or of Concern
                                                --------   ----------   -----------   --------------
                                                                (Dollars in thousands)
Secured Loans:
Accounts receivable .........................      18       $10,282       $ 4,771        $  379
Inventory ...................................       1            49            46            --
Equipment ...................................      69         4,333         3,470            96
Other business assets .......................      52         6,794         6,199         1,823
Stocks and bonds ............................      13         2,276         1,930            --
Heavy duty vehicles .........................     166         9,184         6,266            19
Other motor vehicles ........................      41         1,091           889            15
Crops .......................................      10         3,527         1,466            --
Stand-by letters of credit ..................      19         1,341            --            --
Beneficial interest in real estate trust ....      20         6,357         3,385            --
Unsecured loans .............................      72         3,813         2,833             2
Unsecured stand-by letters of credit ........      13           371            --            --
                                                  ---       -------       -------        ------
Total commercial business loans .............     494       $49,418       $31,255        $2,334
                                                  ===       =======       =======        ======

     Consumer Lending. Management believes that offering consumer loan products
     ----------------
helps to expand the Company's customer base and to create stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and/or adjustable-rates and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. The Company currently originates substantially all of its consumer loans in its market areas. At December 31, 2001, the Company's consumer loans totaled $38.6 million or 9.4% of the Company's loan and mortgage-backed securities portfolio.

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

     The Company offers mobile home loans in order to provide affordable housing. All of the Company's mobile home loans have been originated with fixed-rates of interest and are generally made in amounts of up to a maximum of 80% of the buyer's cost. As of December 31, 2001, mobile home loans totaled $1.4 million or approximately 0.3% of the Company's gross loan and mortgage-backed securities portfolio.

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

     Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. The greater risk inherent in consumer loans has been emphasized by recent nationwide increases in personal bankruptcies. Although the level of delinquencies in the Company's consumer loan portfolio has generally been low (at December 31, 2001, $375,000, or approximately 1.0% of the consumer loan portfolio was 90 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

     Construction Lending. Historically, construction lending was a relatively
     --------------------
minor part of the Company's business activities. However, in light of the economic climate in its principal market areas and in order to increase the yield on, and the proportion of, interest rate sensitive loans in its portfolio and to provide more comprehensive financial services to families and community businesses within its market areas, the Company expanded its construction lending. At December 31, 2001, the Company had $5.3 million of residential construction loans and $1.7 million of lot loans to borrowers intending to live in the properties upon completion of construction.

     On occasion, the Company also originates construction loans to builders and developers for the construction of one-to-four family residences, multi-family residences and commercial real estate and the acquisition and development of one-to-four family lots in the Company's primary market areas. Construction loans to builders of one-to-four family residences generally carry terms of up to one year and may provide for the payment of interest and loan fees from loan proceeds. At December 31, 2001, the Bank had approximately $4.5 million in loans to builders of residences, and $5.1 million in loans on commercial construction. In addition, on the same date, the Company had $5.9 million of subdivision loans to developers for the development of one-to-four family lots.

     Most of the Company's construction loans have been originated with fixed rates and terms of 12 months or less. Construction loans to owner occupants are generally made in amounts of up to a maximum loan-to-value ratio of 80% (75% in the case of commercial real estate). The Company's construction loans to persons other than owner occupants generally involve larger principal balances than do its one-to-four family residential loans. At December 31, 2001, only 10 of the Company's construction loans had a principal balance in excess of $500,000. The total principal balances of these loans was $10.6 million.

     The table below sets forth the number and amount of the Company's construction loans at December 31, 2001, by type of security property.

                                                        Total      Outstanding      Amount
                                            Number      Loan        Principal    Non-Performing
                                           of Loans   Commitment    Balance       or of Concern
                                           --------   ----------   -----------   --------------
                                                        (Dollars in thousands)
One-to-four family residential ..........     38       $ 6,424       $ 6,144        $   --
Multi-family residential ................      1           659           639            --
Land acquisition and development ........     64        21,746        11,572         3,154
Retail and Industrial ...................      7         4,200         4,200            --
                                             ---       -------       -------        ------
         Total ..........................    110       $33,029       $22,555        $3,154
                                             ===       =======       =======        ======

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

     As part of its asset/liability management and interest rate risk management, the Company continuously evaluates its policy on the sale versus retention of its fixed-rate loan production. General economic factors and current strategic objectives are among the factors considered in decisions to retain or sell loans. During the three year period from 1999 through 2001, there have been periods of time the Company has retained all fixed-rate loans, no fixed-rate loans and a portion of fixed-rate loans, determined by rate and term. The Company's sales during recent years have been made through sales contracts entered into after the Company has committed to fund the loan. When loans are designated for sale, the Company attempts to limit interest rate risk created by forward commitments by limiting the number of days between the commitment and closing, charging fees for commitments and limiting the amounts of its uncovered commitments outstanding at any one time.

     When loans have been sold, the Company virtually always retains the responsibility for servicing such loans. At December 31, 2001, excluding mortgage-backed securities, approximately $482,000 of the Company's loan portfolio consisting of purchased loans and purchased participations serviced by others and the Company serviced $70.8 million of loans for others. During the year ended December 31, 2001, the Company received fee income of $155,000 in connection with loans serviced for others.

         The following table shows the loan origination, purchase and repayment activities of the Company for the periods indicated.

                                                    Year Ended December 31,
                                               --------------------------------
                                                 2001        2000        1999
                                               ---------   --------   ---------
                                                    (Dollars in thousands)
Originations By Type:
--------------------
  Adjustable-Rate:
    Real estate - one-to-four family ......    $  21,089   $ 15,802   $  15,318
                - multi-family ............           --         --          --
                - commercial ..............       32,469     31,577      23,884
    Non-real estate - consumer ............       11,437     11,176      12,976
                - commercial business......       12,511     14,191      16,304
                                               ---------   --------   ---------
          Total adjustable-rate ...........       77,506     72,746      68,482
                                               ---------   --------   ---------
  Fixed-Rate:
    Real estate - one-to-four family ......       98,080     61,096      29,516
                - multi-family ............           --         --          --
                - commercial ..............       13,008     11,192       6,104
    Non-real estate - consumer ............       15,493     17,776      14,600
                - commercial business......       18,202     12,665      14,806
                                               ---------   --------   ---------
          Total fixed-rate ................      144,783    102,729      65,026
                                               ---------   --------   ---------
          Total loans originated ..........      222,289    175,475     133,508
                                               ---------   --------   ---------

Purchases:
---------
  Real estate - one-to-four family ........           --         --          --
                - commercial ..............           --         --       1,366
                                               ---------   --------   ---------
          Total loans .....................           --         --       1,366
  Mortgage-backed securities ..............          301      1,963       6,992

                                               ---------   --------   ---------
          Total purchased .................          301      1,963       8,358
                                               ---------   --------   ---------

Sales and Repayments:
--------------------
Sales:
  Real estate - one-to-four family ........       22,266         77       9,587
                - commercial ..............        1,791         --       1,050
  Non-real estate - consumer ..............           --        251         365
                - commercial business .....           --         --          --
                                               ---------   --------   ---------
          Total loans .....................       24,057        328      11,002
  Mortgage-backed securities ..............           --         --          --
                                               ---------   --------   ---------
          Total sales .....................       24,057        328      11,002
  Principal repayments ....................      146,210    110,018     107,671
                                               ---------   --------   ---------
          Total reductions ................      170,267    110,346     118,673
                                               ---------   --------   ---------
  Increase (decrease) in other items, net..       (1,071)     2,042      (1,628)
                                               ---------   --------   ---------
          Net increase ....................    $  51,252   $ 69,134   $  21,565
                                               =========   ========   =========

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

     Delinquencies in the Company's commercial business loan portfolio are handled on a case-by-case basis under the direction of the chief commercial banking officer. Generally, personal contact is made with the borrower when the loan is 15 days past due. Depending on the nature of the loan and the type of collateral, if any, securing the loan, the Company may negotiate and accept a modified payment program or take such other actions as the circumstances warrant.

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

     The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of type at December 31, 2001.

                                       Loans Delinquent For:
                       -------------------------------------------------------     Total 60 Days or More
                                60-89 Days               90 Days and Over                Delinquent
                       --------------------------   --------------------------   --------------------------
                                          Percent                      Percent                      Percent
                                          of Loan                      of Loan                      of Loan
                       Number   Amount   Category   Number   Amount   Category   Number   Amount   Category
                       ------   ------   --------   ------   ------   --------   ------   ------   --------
                                                      (Dollars in thousands)
Real Estate:
  One-to-four family..   21     $  964     0.39%      16     $  572     0.23%      37     $1,536     0.62%
  Multi-family .......   --         --       --       --         --       --       --         --       --
  Commercial .........   --         --       --        2         33     0.07        2         33     0.07
  Construction and
    development ......   --         --       --       --         --       --       --         --       --

Consumer .............   13         54     0.14       30        375     0.97       43        429     1.11

Commercial business...    1         11     0.04        5        141     0.45        6        152     0.49
                         --     ------                --     ------                --     ------

       Total .........   35     $1,029     0.26       53     $1,121     0.28       88     $2,150     0.54
                         ==     ======                ==     ======                ==     ======

     The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of type at December 31, 2000.

                                       Loans Delinquent For:
                       -------------------------------------------------------     Total 60 Days or More
                                60-89 Days               90 Days and Over                Delinquent
                       --------------------------   --------------------------   --------------------------
                                          Percent                      Percent                      Percent
                                          of Loan                      of Loan                      of Loan
                       Number   Amount   Category   Number   Amount   Category   Number   Amount   Category
                       ------   ------   --------   ------   ------   --------   ------   ------   --------
                                                      (Dollars in thousands)
Real Estate:
  One-to-four family...  16     $  682     0.32%      15     $  680     0.32%      31     $1,362     0.64%
  Multi-family ........  --         --       --       --         --       --       --         --       --
  Commercial ..........   4        401     1.01        2         10     0.03        6        411     1.04
  Construction and
    development .......  --         --       --        1        900     5.06        1        900     5.06

  Consumer ............  12         67     0.17       18        156     0.39       30        223     0.56

  Commercial business..   1        150     0.63        3        824     3.47        4        974     4.10
                         --     ------                --     ------                --     ------

     Total ............  33     $1,300     0.38       39     $2,570     0.75       72     $3,870     1.13
                         ==     ======                ==     ======                ==     ======

     Classification of Assets. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. The regulations have also created a Special Mention category, consisting of assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for losses on loans. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for losses on loans in the amount of 100% of the portion of the asset classified Loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the Regional Director of the OTS. On the basis of management's review of its assets, at December 31, 2001, on a net basis, the Company had classified $1.5 million of its assets as Special Mention, $7.2 million as Substandard, $10,000 of its assets as doubtful and $92,000 as Loss. The Company's classified assets consist of the non-performing loans and loans and other assets of concern discussed herein.

     Non-Performing Assets. The following table sets forth the amounts and categories of non-performing assets of the Company. Loans are reviewed quarterly and any loan whose collectibility is doubtful is placed on non-accrual status. Real estate loans are placed on non-accrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, collectibility is considered highly probable and collection efforts are in progress, in which case interest would continue to accrue. At December 31, 2001, there were 33 loans with outstanding principal balances totaling $391,000 which were 90 days or more past due and continuing to accrue interest.

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

                                                         December  31,
                                         ------------------------------------------
                                          2001     2000     1999     1998     1997
                                         ------   ------   ------   ------   ------
                                                      (Dollars in thousands)
Non-accruing loans:
  One-to-four family(1) ..............   $  572   $  680   $  473   $  606   $  659
  Multi-family .......................       --       --       --       --       --
  Commercial .........................       33       --       80      265      207
  Construction and development .......       --       --       --       --      669
  Consumer ...........................       --       --       --       --       --
  Commercial business ................      125       --       --       90       --
                                         ------   ------   ------   ------   ------
     Total ...........................      730      680      553      962    1,535
                                         ------   ------   ------   ------   ------

Accruing loans delinquent more
 than 90 days:
  One-to-four family(1) ..............       --       --       --       --       --
  Multi-family .......................       --       --       --       --      556
  Commercial .........................       --       10      807       41       73
  Construction and development .......       --      900       --       --      234
  Consumer ...........................      375      156      388      438      399
  Commercial business ................       16      824       --       40       19
                                         ------   ------   ------   ------   ------
     Total ...........................      391    1,890    1,195      519    1,281
                                         ------   ------   ------   ------   ------

Foreclosed assets:
  One-to-four family .................      370      204      344      387       --
  Multi-family .......................       --       48       --       --       --
  Commercial .........................       68      175      157    1,489    1,317
  Construction and development .......       --       --       --       --       --
  Consumer ...........................       31       51       68       --        3
  Commercial business ................       --       --       --       --       --
                                         ------   ------   ------   ------   ------
     Total foreclosed assets .........      469      478      569    1,876    1,320
                                         ------   ------   ------   ------   ------

Troubled debt restructuring
  Real estate:
  One-to-four family .................      249      120      122       --      209
  Commercial .........................      295      319      342       --       --
  Construction and development .......       17       --       --       --       --
  Consumer ...........................       50       --       --       --       --
                                         ------   ------   ------   ------   ------
     Total troubled debt restructuring      611      439      464       --      209
                                         ------   ------   ------   ------   ------

Total non-performing assets ..........   $2,201   $3,487   $2,781   $3,357   $4,345
                                         ======   ======   ======   ======   ======
Total as a percentage of total
  assets .............................     0.45%    0.76%    0.69%    0.82%    1.27%
                                         ======   ======   ======   ======   ======

----------
(1)  Includes loans held for sale.

     For the years ended December 31, 2001 and 2000, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $33,000 and $32,000, respectively. The amount that was included in interest income on such loans was $34,000 and $33,000 for 2001 and 2000, respectively.

     Analysis of Allowance for Losses on Loans. The following table sets forth an analysis of the Company's allowance for losses on loans.

                                                      Year Ended
                                                     December  31,
                                      -----------------------------------------------
                                       2001       2000     1999      1998      1997
                                      -------   -------  --------   -------   -------
                                                   (Dollars in thousands)
Balance at beginning of period ....   $ 2,156   $ 2,171   $ 2,375   $ 2,130   $ 2,360

Charge-offs:
  One-to-four family ..............        --        --        21        20        --
  Multi-family ....................        --        --        --        --        --
  Commercial real estate ..........        28         3        29        --        --
  Construction ....................        --        --        --        --       160
  Consumer ........................        61       124       114       160       136
  Commercial business .............        14         8       123        44        --
                                      -------   -------   -------   -------   -------
                                          103       135       287       224       296
                                      -------   -------   -------   -------   -------

Recoveries:
  One-to-four family ..............        --        --        --        --        --
  Multi-family ....................        --        --        --        --        --
  Commercial real estate ..........         1        28        16        --        --
  Construction ....................        --        --        --        --        --
  Consumer ........................        24        27        42        71        33
  Commercial business .............         1        15        25        --        --
                                      -------   -------   -------   -------   -------
                                           26        70        83        71        33
                                      -------   -------   -------   -------   -------

Net charge-offs ...................       (77)      (65)     (204)     (153)     (263)
Additions charged to operations ...       503        50        --        --        33
Additions through acquisitions ....        --        --        --       398        --
                                      -------   -------   -------   -------   -------
Balance at end of period ..........   $ 2,582   $ 2,156   $ 2,171   $ 2,375   $ 2,130
                                      =======   =======   =======   =======   =======

Ratio of net charge-offs during the
  period to average loans
  outstanding during the period ...      0.02%     0.02%     0.08%     0.06%     0.11%
                                      =======   =======   =======   =======   =======

Ratio of net charge-offs during the
  period to average non-
  performing assets ...............      3.07%     2.75%     6.65%     3.97%     6.25%
                                      =======   =======   =======   =======   =======

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

                                                 December 31,
                     ------------------------------------------------------------------
                            2001                    2000                   1999
                     --------------------   --------------------   --------------------
                               Percent of             Percent of             Percent of
                                Loans in               Loans in               Loans in
                                 Each                   Each                   Each
                              Category to            Category to            Category to
                     Amount   Total Loans   Amount   Total Loans   Amount   Total Loans
                     ------   -----------   ------   -----------   ------   -----------

                                                           (Dollars in thousands)
One-to-four
  family ........    $  157      61.81%     $  209      61.48%     $  313      60.24%

Multi-family ....         6       2.99          24       3.37          66       3.26

Commercial real
  estate ........       933      12.13         825      11.48         611      10.54

Construction or
  development ...       532       5.63         350       5.16         208       5.19

Consumer ........       225       9.63         167      11.62         207      12.74

Commercial
  business ......       729       7.81         581       6.89         600       8.03

Unallocated .....        --         --          --         --         166         --
                     ------     ------      ------     ------      ------     ------
     Total ......    $2,582     100.00%     $2,156     100.00%     $2,171     100.00%
                     ======     ======      ======     ======      ======     ======

                     --------------------------------------------
                            1998                    1997
                     --------------------   ---------------------
                               Percent of             Percent of
                                Loans in               Loans in
                                  Each                   Each
                              Category to            Category to
                     Amount   Total Loans   Amount   Total Loans
                     ------   -----------   ------   ------------
One-to-four
  family ........    $  415      63.65%     $  521       65.06%

Multi-family ....        83       2.21         172        3.09

Commercial real
  estate ........       469       8.47         444        8.61

Construction or
  development ...       301       5.55         150        3.71

Consumer ........       208      13.21         215       14.50

Commercial
  business ......       556       6.91         352        5.03

Unallocated .....       343         --         276          --
                     ------     ------      ------      ------
     Total ......    $2,375     100.00%     $2,130      100.00%
                     ======     ======      ======      ======

Investment Activities

     The Company has traditionally invested in U.S. Government securities and agency obligations of both long and short terms to supplement its lending activities. During recent years, the Company has refocused its investment activities on short and medium term securities, although the Company has retained a number of longer term securities in its portfolio which are held for investment. In addition, from time to time, the Company has acquired securities for trading purposes, although during 2001, the Company did not hold or acquire any securities held for trading. When the Company holds securities for trading, they are recorded on the Company's books at market value. At December 31, 2001, the Bank did not own any securities of a single issuer which exceeded 10% of the Bank's stockholder's equity, other than U.S. Government or federal agency obligations.

     The Company, from time to time, considers other types of investment opportunities, with the primary goal of improving net income and enhancing stockholder value. Investments are considered if they are accretive to net income, carry acceptable levels of interest rate risk, credit risk and other risk factors, and are an appropriate fit for the Company's balance sheet. Beginning in the third quarter of 2001, the Company has been evaluating one such investment opportunity, Bank Owned Life Insurance ("BOLI"), which involves the purchase of single premium, variable-rate life insurance policies, covering the lives of a number of employees, usually senior officers. The purpose of this type of investment is to increase after-tax earnings on the invested funds as a means to offset costs associated with employee benefit plans or provide additional benefits for employees. During the first quarter of 2002, having completed its evaluation, the Company invested $8.0 million in BOLI, covering the lives of 15 senior officers. The primary goal of this investment is to help offset increases in the cost of employee health insurance coverage.

     Through March 15, 2001, the Bank was required by federal regulations to maintain a minimum amount of liquid assets based on a percentage of net withdrawable savings and current borrowings. This OTS requirement was eliminated effective March 15, 2001. However, management is required to maintain a level of liquid assets consistent with safe and sound operation of the Bank. As part of this requirement, cash flow projections are reviewed on an ongoing basis to assure that adequate liquidity is provided.

     The following table sets forth the composition of the Company's investment portfolio at the dates indicated.

                                                                            December 31,
                                                  --------------------------------------------------------------
                                                           2001                 2000                    1999
                                                  ------------------   --------------------   ------------------
                                                    Book      % of       Book       % of         Book      % of
                                                    Value     Total      Value      Total        Value     Total
                                                    -------   ------     -------    -------   ---------   ------
                                                                       (Dollars in thousands)
Investment Securities (1):
   U.S. government securities ................      $    --       --%    $    --         --%    $13,449    19.85%
   Federal agency obligations ................       34,322    88.77      56,759      92.70      51,307    75.73
   Municipal bonds ...........................        1,465     3.79       1,448       2.36         306     0.45
   Non-marketable equity securities ..........            1     0.00         501       0.82         501     0.74
   Mutual fund shares ........................          433     1.12         411       0.67         377     0.56
                                                    -------   ------     -------     ------     -------   ------
         Subtotal ............................       36,221    93.68      59,119      96.55      65,940    97.33
FHLB Stock ...................................        2,443     6.32       2,112       3.45       1,811     2.67
                                                    -------   ------     -------     ------     -------   ------
         Total investment securities and FHLB
            stock ............................      $38,664   100.00%    $61,231     100.00%    $67,751   100.00%
                                                    =======   ======     =======     ======     =======   ======

Average remaining life or term to repricing of
   investment securities excluding FHLB stock
   and non-marketable securities .............    34 months            32 months              33 months

Other Interest-Earning Assets:
   Federal funds sold ........................      $ 7,113    46.66%    $ 1,330       9.71%    $ 6,322    37.67%
   Money market funds ........................        4,118    27.01       5,110      37.30       4,653    27.72
   FHLB overnight investments ................        3,965    26.00       7,211      52.63       5,759    34.31
   Certificates of deposit ...................           50     0.33          50       0.36          50     0.30
                                                    -------   ------     -------     ------     -------   ------
      Total ..................................      $15,246   100.00%    $13,701     100.00%    $16,784   100.00%
                                                    =======   ======     =======     ======     =======   ======

----------
(1)  Includes securities available-for-sale.

     The composition and maturities of the investment securities portfolios, excluding FHLB stock and non-marketable equity securities at December 31, 2001, are indicated in the following table.

                                                       At December 31, 2001
                                 --------------------------------------------------------------------
                                 Less Than      1 to 5      5 to 10        Over      Total Investment
                                   1 Year        Years        Years      10 Years       Securities
                                 ----------   ----------   ----------   ----------   ----------------
                                 Book Value   Book Value   Book Value   Book Value      Book Value
                                 ----------   ----------   ----------   ----------      ----------
                                                    (Dollars in thousands)
Securities available-for-
  sale:
U.S. government
 securities ..................     $   --      $    --       $  --        $   --         $    --
Federal agency
 obligations .................      4,650       29,672          --            --          34,322
Mutual fund
 shares ......................        433           --          --            --             433
                                   ------      -------       -----        ------         -------
Total ........................     $5,083      $29,672       $  --        $   --         $34,755
                                   ======      =======       =====        ======         =======
Weighted average
 yield .......................       6.01%        5.27%         --%           --%           5.37%
                                   ======      =======       =====        ======         =======
Securities held-to-
  maturity:
Municipal Bonds ..............     $  560      $   816       $  31        $   58         $ 1,465
                                   ======      =======       =====        ======         =======
Weighted average
 yield .......................       4.90%        4.10%       5.37%         6.40%           4.52%
                                   ======      =======       =====        ======         =======

Sources of Funds

     General. Deposit accounts have traditionally been the principal source of the Company's funds for use in lending and for other general business purposes. In addition to deposits, the Company derives funds from loan repayments and cash flows generated from operations. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds have varied. Other potential sources of funds available to the Bank include borrowings from the FHLB and reverse repurchase agreements.

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

     The following table sets forth the savings flows at the Company during the periods indicated:

                                                Year Ended December 31,
                                         -------------------------------------
                                            2001          2000         1999
                                         -----------   -----------   ---------
                                                (Dollars in thousands)
Opening balance ....................     $   388,050   $   354,977   $ 346,803
Deposits ...........................       1,226,566     1,188,101     955,019
Withdrawals ........................      (1,217,009)   (1,168,567)   (958,610)
Increase (decrease)
  before  interest
  credited .........................           9,557        19,534      (3,591)
Interest credited ..................          17,860        13,539      11,765
                                         -----------   -----------   ---------
Ending balance .....................     $   415,467   $   388,050   $ 354,977
                                         ===========   ===========   =========
Net increase .......................     $    27,417   $    33,073   $   8,174
                                         ===========   ===========   =========
Percent increase ...................            7.07%         9.32%       2.36%
                                         ===========   ===========   =========

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company at the dates indicated.

                                                                     December 31,
                                             ------------------------------------------------------------------
                                                    2001                     2000                   1999
                                             ------------------       ------------------      -----------------
                                                        Percent                  Percent                Percent
                                                          of                       of                     of
                                             Amount      Total        Amount      Total       Amount     Total
                                             -------    -------       -------    -------      -------   -------
                                                                    (Dollars in thousands)
Transaction and Savings Deposits(1):
-----------------------------------
Commercial Demand 0%.....................   $ 14,642       3.52%     $ 16,855       4.34%    $ 17,011      4.79%
Savings Accounts 2.44%...................     66,892      16.10        56,198      14.48       60,699     17.10
NOW Accounts 2.70%.......................     49,235      11.85        45,374      11.69       44,291     12.48
Money Market Accounts 2.92%..............     30,976       7.46        24,306       6.27       14,566      4.10
                                            --------     ------      --------     ------     --------    ------
Total Non-Certificates...................    161,745      38.93       142,733      36.78      136,567     38.47
                                            --------     ------      --------     ------     --------    ------
Certificates:
------------
0.00-4.99%...............................    126,337      30.41         7,127       1.84       67,699     19.07
5.00-5.49%...............................     38,522       9.27        58,950      15.19       67,810     19.10
5.50-5.99%...............................     25,414       6.12        32,052       8.26       48,156     13.57
6.00-7.99%...............................     63,135      15.19       146,768      37.82       34,386      9.69
8.00-over................................         --         --             7       0.00            6      0.00
                                            --------     ------      --------     ------     --------    ------
Total Certificates.......................    253,408      60.99       244,904      63.11      218,057     61.43
                                            --------     ------      --------     ------     --------    ------
Accrued Interest.........................        314       0.08           413       0.11          353      0.10
                                            --------     ------      --------     ------     --------    ------
Total Deposits...........................   $415,467     100.00%     $388,050     100.00%    $354,977    100.00%
                                            ========     ======      ========     ======     ========    ======

----------
(1) Rates on transaction and savings deposits are those in effect on December 31, 2001.

     The following table shows rate and maturity information for the Company's certificates of deposit as of December 31, 2001.

                           0.00-     5.00-     5.50-     6.00-                             Percent
                           4.99%     5.49%     5.99%     7.99%    8% and Over    Total     of Total
                         --------   -------   -------   -------   -----------   --------   --------
                                              (Dollars in thousands)
Certificate Accounts
Maturing
In Quarter Ending:
------------------

March 31, 2002 ......    $ 19,777   $14,935   $ 4,428   $16,806     $  --       $ 55,946     22.08%
June 30, 2002 .......      30,973     3,183     1,584     9,523        --         45,263     17.86
September 30, 2002         14,597     5,554     3,965    15,673        --         39,789     15.70
December 31, 2002 ...      30,016     2,669       173     4,433        --         37,291     14.72
March 31, 2003 ......      17,517     1,848     6,415     8,275        --         34,055     13.44
June 30, 2003 .......       7,648     4,660     4,918        --        --         17,226      6.80
September 30, 2003            935       107       542        --        --          1,584      0.63
December 31, 2003 ...         720       150     1,101        --        --          1,971      0.78
March 31, 2004 ......         115     1,035       679        --        --          1,829      0.72
June 30, 2004 .......         373     1,126         1        --        --          1,500      0.59
September 30, 2004            507       774         2         2        --          1,285      0.50
December 31, 2004 ...         213       233       632       142        --          1,220      0.48
Thereafter ..........       2,946     2,248       974     8,281        --         14,449      5.70
                         --------   -------   -------   -------     -----       --------    ------

   Total ............    $126,337   $38,522   $25,414   $63,135     $  --       $253,408    100.00%
                         ========   =======   =======   =======     =====       ========    ======

   Percent of total .       49.86%    15.20%    10.03%    24.91%       --%
                         ========   =======   =======   =======     =====

     The following table indicates the amount of the Company's certificates of deposit and other deposit by time remaining until maturity as of December 31,2001.

                                                 Maturity
                               ---------------------------------------------------
                                            Over      Over
                               3 Months    3 to 6    6 to 12     Over
                               or Less     Months    Months   12 Months     Total
                               --------   -------   --------  ---------   --------
                                             (Dollars in thousands)
Certificates of deposit less
 than $100,000 (1)..........   $47,375    $34,453   $69,123    $66,062    $217,013
Certificates of deposit of
 $100,000 or more (1).......     4,657      3,741     6,769      8,116      23,283

Public funds (2)............     3,914      7,069     1,188        941      13,112
                               -------    -------   -------    -------    --------
Total certificates of
 deposit                       $55,946    $45,263   $77,080    $75,119    $253,408
                               =======    =======   =======    =======    ========

----------------
(1)  Excluding public funds.
(2)  Deposits from governmental and other public entities.

     Borrowings. The Company utilizes borrowings primarily for two purposes. The first is to purchase mortgage-backed securities in order to generate additional net interest income and as a method of increasing the leverage on its capital. The second is as part of the management of short term cash requirements. The decision to borrow money to purchase mortgage-backed securities is based on several factors, including the current asset/liability mix, the regulatory capital position of the Bank and the adequacy of available interest rate spreads available in such transactions, subject to the limits on such transactions established by the board of directors. Borrowings for such purposes are derived from securities sold under agreements to repurchase and advances from the FHLB of Chicago. Borrowings related to short term cash management are in the form of advances from the FHLB of Chicago. As a member of the FHLB of Chicago, the Company is authorized to apply for advances from the FHLB of Chicago. Each FHLB of Chicago credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Chicago may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. At December 31, 2001, borrowed money totaled $30.0 million, all of which was in advances from the FHLB of Chicago. Interest expense on borrowed money totaled $1.3 million during 2001 and $1.1 million during 2000.

     Capital Management. The Company has employed an aggressive capital management plan over the last two years. As part of this plan, the Company has made open market purchases of its own stock, repurchasing 64,200 common shares at an average cost of $24.03 per share in 2001 and 46,300 common shares at an average cost of $22.11 per share in 2000. Since converting to a stock organization in 1992, the Company, through December 31, 2001, has repurchased 669,507 common shares at an average cost of $21.44 per share.

     The Company continuously evaluates balance sheet opportunities to augment and leverage its strong capital base to maximize stockholders' return on equity. During the middle part of the 1990's, the Company employed a leveraging strategy, borrowing and investing funds to enhance net interest income. This strategy was minimized in 2000 and 2001, when the Company increased leverage through internally generated growth. Opportunities for internally generated growth, as well as another leveraging strategy, are in process of development and implementation.

     As a way to create flexibility in its capital management strategies, the Company has committed to the issuance of $10.0 million in trust preferred securities during the second quarter of 2002. Such securities are includable, within specified limits, in regulatory capital and the interest paid on the securities is deductible for tax purposes. The funds provided could be used for a number of purposes including additional leveraging, the repurchase of additional common shares or the funding of an acquisition.

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

     KFS Service Corp. was organized by the Company to provide appraisal services to the Company and others. In addition, since 1983, KFS Service Corp. has offered, on an agency basis, brokerage services to the Company's customers utilizing the services of INVEST Financial Corporation, a registered broker-dealer. Finally, it has also invested in an insurance agency. At December 31, 2001, the Company's equity investment in KFS Service Corp. was approximately $844,000. During 2001, KFS Service Corp. recorded a net consolidated loss of $333. During 2001 and 2000, gross revenues related to securities and annuities brokerage, appraisal activities and insurance agency activities totaled $182,000, $211,000 and $44,000, and $227,000, $159,000 and $77,000,
respectively.

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

     The Company faces substantial competition in attracting deposits from other savings institutions, commercial banks, securities firms, money market and mutual funds, credit unions, insurance companies and other investment vehicles. The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer oriented staff. The Company estimates its market share of savings deposits in the Kankakee, Coal City, Hoopeston and Champaign/Urbana market areas to be 18.2%, 66.2%, 18.6% and 1.3%, respectively.

     Under the Gramm-Leach-Bliley Act, which became effective in 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company and the Bank conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Employees

     As of December 31, 2001, the Company had 147 full-time employees and 48 part-time employees. The Company places a high priority on staff development which involves extensive training, including customer service and sales training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Company's employees are represented by any collective bargaining group. The Company offers a variety of employee benefits and management considers its relations with its employees to be excellent.

                           SUPERVISION AND REGULATION

General

     Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the OTS, the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the FDIC, the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

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

Recent Regulatory Developments

     The terrorist attacks in September, 2001, have impacted the financial services industry and have already led to federal legislation that attempts to address certain related issues involving financial institutions. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"). Among its other provisions, the USA PATRIOT Act requires each financial institution: (I) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA PATRIOT Act also requires the Secretary of the Treasury to prescribe, by regulations to be issued jointly with the federal banking regulators and certain other agencies, minimum standards that financial institutions must follow to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. At this time, the Company is unable to determine whether the provisions of the USA PATRIOT Act will have a material impact on the business of the Company and its subsidiaries.

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

     Because the Company controls only one savings association subsidiary and because the Company acquired control of the Bank, and thus became a savings and loan holding company, before May 4, 1999, the Company is generally not subject to any restrictions on the types of non-financial activities that the Company may conduct either directly or through a non-banking subsidiary, so long as the Bank constitutes a qualified thrift lender (see "--The Bank--Qualified Thrift Lender Test"). If the Bank were to fail to meet the qualified thrift lender test, or if the Company acquired another savings association and maintained it as a separate subsidiary of the Company, the Company would become subject to certain restrictions on the non-financial activities in which it may engage. In any case, however, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of a particular activity constitutes a serious risk to the financial safety, soundness or stability of its savings association subsidiary, the OTS may require the holding company to cease engaging in the activity (or divest any subsidiary which engages in the activity) or may impose such restrictions on the holding company and the subsidiary savings association as the OTS deems necessary to address the risk. The restrictions the OTS may impose include limitations on (I) the payment of dividends by the savings association to the holding company; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that liabilities of the holding company and its affiliates may be imposed on the savings association.

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

The Bank

     General. The Bank is a federally chartered savings association, the deposits of which are insured by the FDIC's SAIF. As a SAIF-insured, federally chartered savings association, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OTS, as the chartering authority for federal savings associations, and the FDIC as administrator of the SAIF. The Bank is also a member of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

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

     During the year ended December 31, 2001, SAIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2002, SAIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

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

     FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and members of the FDIC's Bank Insurance Fund ("BIF") became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. During the year ended December 31, 2001, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

     Supervisory Assessments. All Federal savings associations are required to pay supervisory assessments to the OTS to fund the operations of the OTS. The amount of the assessment is calculated using a formula which takes into account the institution's size, its supervisory condition (as determined by the composite rating assigned to the institution as a result of its most recent OTS examination) and the complexity of its operations. During the year ended December 31, 2001, the Bank paid supervisory assessments to the OTS totaling $96,000.

     Capital Requirements. Pursuant to the HOLA and OTS regulations, savings associations, such as the Bank, are subject to the following minimum capital requirements: a core capital requirement, consisting of a minimum ratio of core capital to total assets of 3% for savings associations assigned a composite rating of 1 as of the association's most recent OTS examination, with a minimum core capital requirement of 4% of total assets for all other savings associations; a tangible capital requirement, consisting of a minimum ratio of tangible capital to total assets of 1.5%; and a risk-based capital requirement, consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of core capital to total risk-weighted assets of 4%. Core capital consists primarily of permanent stockholders' equity less (I) intangible assets other than certain supervisory goodwill, certain loan servicing rights and certain purchased credit card relationships and (ii) investments in subsidiaries engaged in activities not permitted for national banks. Tangible capital is substantially the same as core capital except that all intangible assets other than certain mortgage servicing rights must be deducted. Total capital consists primarily of core capital plus certain debt and equity instruments that do not qualify as core capital and a portion of the Bank's allowances for loan and leases losses.

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

     Further, federal law and regulations provide various incentives to financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is "well-capitalized" may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Under the regulations of the OTS, in order to be "well-capitalized" a savings association must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater. For purposes of these provisions of OTS regulations, "Tier 1 capital" is defined to mean core capital.

     Federal law also provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: (I) requiring the institution to submit a capital restoration plan; (ii) limiting the institution's asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks;
(ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

     As of December 31, 2001: (I) the Bank was not subject to a directive from the OTS to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under OTS capital adequacy guidelines; and (iii) the Bank was "well-capitalized", as defined by OTS regulations.

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

     The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2001. Further, under applicable regulations of the OTS, the Bank may not pay dividends in an amount which would reduce its capital below the amount required for the liquidation account established in connection with the Bank's conversion from the mutual to the stock form of ownership in 1992. As of December 31, 2001, approximately $8.3 million was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the OTS may prohibit the payment of any dividends by the Bank if the OTS determines such payment would constitute an unsafe or unsound practice.

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

     Branching Authority. Federally chartered savings associations which qualify as "domestic building and loan associations," as defined in the Internal Revenue Code, or meet the qualified thrift lender test (see "-The Bank -- Qualified Thrift Lender Test") have the authority, subject to receipt of OTS approval, to establish or acquire branch offices anywhere in the United States. If a federal savings association fails to qualify as a "domestic building and loan association," as defined in the Internal Revenue Code, and fails to meet the qualified thrift lender test the association may branch only to the extent permitted for national banks located in the savings association's home state. As of December 31, 2001, the Bank qualified as a "domestic building and loan association," as defined in the Internal Revenue Code and met the qualified thrift lender test.

     Qualified Thrift Lender Test. The HOLA requires every savings association to satisfy a "qualified thrift lender" ("QTL") test. Under the HOLA, a savings association will be deemed to meet the QTL test if it either (I) maintains at least 65% of its "portfolio assets" in "qualified thrift investments" on a monthly basis in nine out of every 12 months or (ii) qualifies as a "domestic building and loan association," as defined in the Internal Revenue Code. For purposes of the QTL test, "qualified thrift investments" consist of mortgage loans, mortgage-backed securities, education loans, small business loans, credit card loans and certain other housing and consumer-related loans and investments. "Portfolio assets" consist of a savings association's total assets less goodwill and other intangible assets, the association's business properties and a limited amount of the liquid assets maintained by the association pursuant to OTS requirements. A savings association that fails to meet the QTL test must either convert to a bank charter or operate under certain restrictions on its operations and activities. Additionally, within one year following the loss of QTL status, the holding company for the savings association will be required to register as, and will be deemed to be, a bank holding company. A savings association that fails the QTL test may requalify as a QTL but it may do so only once. As of December 31, 2001, the Bank satisfied the QTL test, with a ratio of qualified thrift investments to portfolio assets of 82.1%, and qualified as a "domestic building and loan association," as defined in the Internal Revenue Code.

     Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $41.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $41.3 million, the reserve requirement is $1.239 million plus 10% of the aggregate amount of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

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

     The Small Business Job Protection Act of 1996 became law on August 20, 1996. One of the provisions in the new law repealed the special bad debt reserve methods that had existed for savings associations prior to 1996. The Bank is now required to compute reserves on all loans under the experience method. The new law froze the reserves for bad debts that existed at the end of the last tax year beginning before January 1, 1988 and required the Bank to recapture into taxable income over a six year period the "applicable excess reserve." For the Bank, the applicable excess reserve was approximately $648,000 which represented the difference between the reserve balance at December 31, 1995, and the balance of the reserve at end of the last tax year beginning before January 1, 1988. This excess reserve has been recaptured at the rate of

$108,000 per year, into taxable income during the six tax years from 1996 through 2001. Deferred taxes had previously been established on the applicable excess reserve.

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

     In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds corporation's regular income tax. During the years ended December 31, 1999, 2000 and 2001, the Bank was not required to pay alternative minimum tax.

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

     Ronald J. Walters, age 52, is Vice President, Treasurer and Chief Financial Officer of the Company and Senior Vice President, Treasurer and Chief Financial Officer of the Bank, positions he has held since August 1992 and January 1985, respectively. As the Chief Financial Officer of the Bank, Mr. Walters is responsible for the establishment and supervision of the Bank's accounting, information technology, and buildings and grounds. Mr. Walters joined the Bank in

1984 as Controller and Chief Financial Officer, was named Vice President and Treasurer in 1985, and promoted to Senior Vice President in 1996. Mr. Walters is a certified public accountant.

     Keith M. Roseland, age 52, is a Senior Vice President and Regional Commercial Lending Officer of the Bank, a position he was appointed to in 1999. Previously, Mr. Roseland was Regional Branch Manger responsible for the operation of the Coal City, Diamond and Braidwood, Illinois branches of the Bank since 1998. He had previously served as President, since 1986, of Coal City National Bank, which was acquired by the Bank in January, 1998. Mr. Roseland had been with Coal City National Bank since 1967.

     Carol Hoekstra, age 46, was elected a Senior Vice President of the Bank in 1999. She is also an Assistant Secretary of the Company, a position she has held since 1992. Previously, she was a Vice President of the Bank since 1995. Mrs. Hoekstra is responsible for oversight of the Bank's retail operations. Mrs. Hoekstra first joined the Bank in 1977. She rejoined the Bank in 1991 as consumer loan manager, following her return to the area from Texas where she worked at a commercial bank in consumer lending.

     Monte S. Crowl, age 37, has been Vice President of Marketing of the Bank since January 1993. He is responsible for the Marketing Department. Prior to joining the Bank in 1989, Mr. Crowl was employed by the Central Bank Corporation, Cincinnati, Ohio, as a marketing representative from August 1987 to August 1989.

     Terry L. Ralston, age 52, was elected a Vice President of the Bank in 1998. He is also Information Technology Manager of the Bank, a position he was appointed to in 2000. Previously, since joining the Bank in February, 1996, he was Data Processing Manager. He is responsible for the day-to-day operation of the Bank's Data Processing Department and Deposit Services Center. He has over twenty-five years of experience in similar positions with financial institutions in northern Illinois and southern Wisconsin.

Item 2. Properties
Offices

     The following table sets forth information concerning the main office and each branch office of the Bank at December 31, 2001. At December 31, 2001, the Company's premises had an aggregate net book value of approximately $6.6 million.

                                   Year             Owned            Lease                 Net
        Location                Opened (1)        or Leased      Expiration Date       Book Value
------------------------   --------------------   ---------   ---------------------   --------------
                                                                                      (In thousands)

Main Office
-----------
310 S. Schuyler Avenue             1958             Owned               N/A              $ 1,983
Kankakee, Illinois

Full Service Branches
---------------------
Main Street and U.S. 45            1977             Owned               N/A                  20
Ashkum, Illinois

680 S. Main Street                 1974             Owned               N/A                 255
Bourbonnais, Illinois

990 N. Kinzie Avenue               1998            Leased      October 22, 2013 (2)         142
Bradley, Illinois

180 N. Front Street                1998            Leased       July 24, 2005 (3)            --
Braidwood, Illinois

1001 S. Neil Street                1992             Owned               N/A                 728
Champaign, Illinois

100 S. Broadway                    1998            Leased        July 24, 2005 (3)          110
Coal City, Illinois

660 S. Broadway                    1998             Owned              N/A                  695
Coal City, Illinois

1275 E. Division Street            1998             Owned              N/A                  388
Diamond, Illinois

302 W. Mazon Avenue                1987             Owned              N/A                  376
Dwight, Illinois

654 N. Park Road                   1998             Owned              N/A                  588
Herscher, Illinois

323 E. Main Street                 1994             Owned              N/A                  157
Hoopeston, Illinois

310 Section Line Road              1975             Owned              N/A                  247
Manteno, Illinois

200 W. Washington Street           1995             Owned              N/A                  174
Momence, Illinois

1708 S. Philo Road                 1998             Owned              N/A                  730
Urbana, Illinois
                                                                                         ------
                                                                                         $6,593
                                                                                         =======

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

     The Company maintains depositor and borrower customer files on an in-house system. The net book value of the data processing and computer equipment utilized by the Company at December 31, 2001 was $459,000.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2001.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Page 52 of the 2001 Annual Report to Stockholders is incorporated by reference.

Item 6. Selected Financial Data

     Pages 7 and 8 of the 2001 Annual Report to Stockholders is incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

     Pages 9 through 26 of the 2001 Annual Report to Stockholders are incorporated by reference.

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

     The Bank's Funds Management Committee, consisting of the president, certain vice presidents and the controller of the Bank, is responsible for developing methods and strategies for the Company to manage the sensitivity characteristics of its assets and liabilities, and for directing the implementation of these methods and strategies. The Funds Management Committee meets on a weekly basis, and the boards of both the Bank and the Company review the Company's exposure to interest rate risk on at least a quarterly basis.

     The Funds Management Committee generally uses two types of analysis in measuring and reviewing the Company's interest rate sensitivity. These are the GAP analysis, which is discussed under the heading of Asset/Liability Management on page 20 of the Annual Report, and the NPV calculation. The NPV calculation uses information about the Company's assets, liabilities and off-balance sheet items, market interest rate levels and assumptions about the behavior of the assets and liabilities, to calculate the Company's NPV. The NPV is the market value of assets minus the market value of liabilities, adjusted for off-balance sheet items divided by the market value of assets. The NPV is then subjected to immediate and permanent changes of 300 basis points in market interest rate levels, in 100 basis point increments, both upward and downward. The resulting changes in NPV and net interest income at each increment are measured against pre-determined, minimum NPV ratios for each incremental rate change, as approved by the board in the interest rate risk policy.

     The following table presents the Bank's NPV ratios for the various rate change levels at December 31, 2001 and 2000:

                                                              NPV Ratios
                                                              ----------
Changes in Interest Rates                                2001             2000
--------------------------------------------------------------------------------
300 basis point rise                                     6.21%            4.77%
200 basis point rise                                     7.53%            6.16%
100 basis point rise                                     8.82%            7.49%
Base rate scenario                                      10.04%            8.66%
100 basis point decline                                 10.70%            9.38%
200 basis point decline                                    --            10.20%
300 basis point decline                                    --            11.31%

     The preceding table indicates that at December 31, 2001, in the event of an immediate and permanent increase in prevailing market interest rates, the Bank's NPV ratio, would be expected to decrease, and that in the event of an immediate and permanent decrease in prevailing market interest rates, the Bank's NPV ratio would be expected to increase. At December 31, 2001, the estimated changes in the Bank's NPV ratios were within the levels approved by the board of directors. Due to the low level of market interest rates at December 31, 2001, calculations for the 200 basis point decline and the 300 basis point decline were omitted as highly improbable.

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

     The NPV ratio is calculated by the OTS on a quarterly basis utilizing information about the Company's assets, liabilities and off-balance sheet items. This information is provided by the Company. The calculation is designed to estimate the effects of hypothetical rate changes on the NPV, utilizing projected cash flows, and is based on numerous assumptions, including relative levels of market interest rates, loan prepayments speeds and deposit decay rates. Actual changes in the NPV, in the event of market interest rate changes of the type and magnitude used in the calculation, could differ significantly. Additionally, the calculation does not account for possible actions taken by Funds Management to mitigate the adverse effects of changes in market interest rates.

Item 8. Financial Statements and Supplementary Data

     Pages 28 through 50 of the 2001 Annual Report to Stockholders are incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    PART III

Item 10. Directors and Officers of the Registrant

     Information concerning directors of the Company is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2002, a copy of which was filed with the Securities and Exchange Commission on March 11, 2002, as supplemented on March 18, 2002 (the "2002 Proxy Statement").

Executive Officers Who are Not Directors

     Information regarding the business experience during the past five years with respect to the executive officers of the Company contained in Part I of this Form 10-K is incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers and directors and persons who own more than 10% of the Company Common Stock file reports of ownership and changes in ownership with the SEC and with the exchange on which the Company's shares of Common Stock are traded. Such persons are also required to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms furnished to the Company and, if appropriate, representations made to the Company by any such reporting person concerning whether a Form 5 was required to be filed for 2001, the Company is not aware that any of its directors and executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during 2001, with the exception of a late filing reporting a mandatory grant of 400 shares under the Bank Incentive Plan to Brenda L. Baird.

Item 11. Executive Compensation

     Information concerning executive compensation called for by Item 11 of this Form 10-K is incorporated by reference from the section in the Company's 2002 Proxy Statement entitled "Executive Compensation." The report of the Company's Compensation Committee and the stock performance table are not incorporated into this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management called for by Item 12 of this Form 10-K is incorporated by reference from the section in the Company's 2002 Proxy Statement entitled "Voting Securities and Principal Holders."

Item 13. Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions called for by Item 13 of this Form 10-K is incorporated by reference from the section in the Company's 2002 Proxy Statement entitled "Certain Relationships and Related Transactions."

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) Consolidated Financial Statements:
     ----------------------------------------

     The following information appearing in the Registrant's 2001 Annual Report to Stockholders is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

                                                                      Pages in
             Annual Report Section                                Annual Report
             ---------------------                                -------------

Selected Financial Data...........................................      7-8

Management's Discussion and Analysis of
  Financial Condition and Results of Operations...................      9-26

Report of Independent Auditors....................................      27

Consolidated Statements of Financial Condition....................      28-29

Consolidated Statements of Income.................................      30

Consolidated Statements of Stockholders' Equity...................      31

Consolidated Statements of Cash Flows.............................      32-33

Notes to Consolidated Financial Statements........................      34-50

Quarterly Financial Information ..................................      50

     With the exception of those sections specifically incorporated by reference, the Registrant's 2001 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-K.

     (a)(2) Financial Statement Schedules:
     -------------------------------------

     Financial statement schedules have been omitted as the required information is contained in the consolidated financial statements and notes thereto, or because such schedules are not required or applicable.

     (a)(3) Exhibits:
     ---------------

 Regulation                                           Reference to Prior
S-K Exhibit                                            Filing or Exhibit
   Number                  Document                 Number Attached Hereto
------------   ---------------------------------   -----------------------
    3          Articles of Incorporation                      (1)

    3          Bylaws                                         (1)

    4          Instruments defining the rights                (1)
               of security holders, including
               debentures

   10          Material Contracts

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

               c. Employee Stock
                  Ownership Plan
                                                              (1)

               d. Money Purchase Pension
                  Plan
                                                              (1)
               e. 401(k) Plan
                                                              (1)

               f. Kankakee Bancorp, Inc.
                  Bank Incentive Plan and Trust
                                                              (3)

               g. Rights Agreement                            (4)

               h. Form of Change of
                  Control  Agreements for
                  Gerald C. Chantome, Carol S.
                  Hoekstra, Larry D. Huffman,
                  Terry L. Ralston, Michael A.
                  Stanfa and Ronald J. Walters                (5)

               i. Employment Agreement
                  between the Company and Larry
                  D. Huffman                                  (6)

          13   2001 Annual Report to Stockholder              13

          21   Subsidiaries of Registrant                     21

          23   Consent of Independent Auditor                 23

----------
(1) Filed on September 11, 1992, as exhibits to the Registrant's Registration Statement No. 33-51950 on Form S-1. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

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

(5) Filed on October 23, 2001, as an exhibit to the Registrant's Form 8-K. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(6) Filed on May 8, 2001, as an exhibit to the Registrant's Form 10-Q. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

     (b) Reports on Form 8-K:
         -------------------
          On October 11, 2001, the Company filed a report on Form 8-K stating under Item 5 that the Company had, on October 10, 2001, issued a news release announcing that Thomas Schneider resigned as director of the Company and the Bank, effective October 31, 2001, as a result of his relocation out of the Kankakee area. The Company also announced that on October 9, 2001, the Company's and the Bank's boards of directors elected Mark Smith to fill the vacancies created by Mr. Schneider's resignation, effective November 1, 2001.

          On October 23, 2001, the Company filed a report on Form 8-K stating under Item 5 that the Company had, on October 23, 2001, issued a news release announcing its earnings for the quarter ended September 30, 2001, as well as other recent corporate events; and that effective as of October 15, 2001, the Company entered into change of control agreements with the following executives: Gerald C. Chantome, Carol S. Hoekstra, Larry D. Huffman, Terry L. Ralston, Michael A. Stanfa and Ronald J. Walters.

          On February 1, 2002, the Company filed a report on Form 8-K stating under Item 5 that the Company had, on February 1, 2002, issued a news release announcing its earnings for the quarter ending December 31, 2001, its payment of a quarterly dividend to its stockholders and the date of its annual meeting of stockholders.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           KANKAKEE BANCORP, INC.

Date:  March 25, 2002      By:   /s/ Larry D. Huffman
       --------------            ------------------------------------
                                         Larry D. Huffman
                           Chief Executive Officer and President
                           (Principal Executive Officer)

                           By:   /s/ Ronald J. Walters
                                 ------------------------------------
                                 Ronald J. Walters, Vice President and Treasurer (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ William Cheffer         3-25-02   Chairman of the Board
----------------------       -------
  William Cheffer             Date


 /s/ Brenda L. Baird         3-25-02   Director
----------------------       -------
  Brenda L. Baird             Date


 /s/ Charles C. Huber        3-25-02   Director
----------------------       -------
  Charles C. Huber            Date


 /s/ Wesley E. Walker        3-25-02   Director
----------------------       -------
  Wesley E. Walker            Date


 /s/ Larry D. Huffman        3-25-02   President, Chief Executive Officer and
----------------------       -------
  Larry D. Huffman            Date     Director


 /s/ Mark L. Smith           3-25-02   Director
----------------------       -------
  Thomas M. Schneider         Date


 /s/ Michael A. Stanfa       3-25-02   Executive Vice President, Secretary and
----------------------       -------
  Michael A. Stanfa           Date     Director

                                INDEX TO EXHIBITS

 Regulation                                           Reference to Prior
S-K Exhibit                                            Filing or Exhibit
   Number                 Document                  Number Attached Hereto
-----------    ---------------------------------   -----------------------
      3        Articles of Incorporation                     (1)

      3        Bylaws                                        (1)

      4        Instruments defining the rights               (1)
               of security holders, including
               debentures

     10        Material Contracts

               a.Stock Option Plan
                                                             (2)
               b.Management Recognition
                 Plan and Trusts                             (2)

               c.Employee Stock
                  Ownership Plan
                                                             (1)

               d.Money Purchase Pension
                 Plan
                                                             (1)
               e.401(k) Plan
                                                             (1)
               f.Kankakee Bancorp, Inc.
                 Bank Incentive Plan and Trust
                                                             (3)

               g.Rights Agreement                            (4)

               h.Form of Change of
                 Control Agreements for Gerald
                 C. Chantome, Carol S.
                 Hoekstra, Larry D. Huffman,
                 Terry L. Ralston, Michael A.
                 Stanfa, and Ronald J. Walters               (5)

               i.Employment Agreement
                 between the Company and Larry
                 D. Huffman                                  (6)

     13        2001 Annual Report to                         13
               Stockholders

     21        Subsidiaries of Registrant                    21

     23        Consent of Independent Auditor                23
----------
(1) Filed on September 11, 1992, as exhibits to the Registrant's Registration Statement No. 33-51950 on Form S-1. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

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

(5) Filed on October 23, 2001, as an exhibit to the Registrant's Form 8-K. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(6) Filed on May 8, 2001, as an exhibit to the Registrant's Form 10-Q. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.