Form 10-Q
period 2002-03-31
KANKAKEE BANCORP INC
filed 2002-05-13
CIK 891523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2002.

                                       or

[_]  Transition Report Under Section 13 or 15(d) of the Securities Exchange
  Act of 1934 For the Transition Period From __________ to__________.

Commission File Number 1-13676
                       -------

                             KANKAKEE BANCORP, INC.

        ----------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                36-3846489
--------------------------------        -------------------------------------
(State or Other Jurisdiction of        (I.R.S. Employer Identification Number)
 Incorporation or Organization)

310 South Schuyler Avenue, Kankakee, Illinois                   60901
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

                                    Yes X   No
                                       ---

As of May 8, 2002, there were 1,217,976 issued and outstanding shares of the Issuer's common stock (exclusive of 532,024 shares of the Issuer's common stock held as treasury stock).

                             KANKAKEE BANCORP, INC.

                                      INDEX
                                      -----

                                                                                                                   Page
                                                                                                                  Number
Part I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Financial
                    Statements (Unaudited)                                                                           3-4

                    Statements of Financial Condition,
                    March 31, 2002 and December 31, 2001                                                               5

                    Statements of Income and Comprehensive Income,
                    Three Months Ended March 31, 2002 and 2001                                                         6

                    Statements of Cash Flows, Three Months
                    Ended March 31, 2002 and 2001                                                                      7

                    Notes to Financial Statements                                                                    8-9

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                                                                     10

          Item 3.   Quantitative and Qualitative Disclosure                                                           13
                    About Market Risk

Part II.  OTHER INFORMATION                                                                                           22

          Item 1.   Legal Proceedings                                                                                 22

          Item 2.   Changes in Securities                                                                             22

          Item 3.   Defaults Upon Senior Securities                                                                   22

          Item 4.   Submission of Matters to a Vote of Security Holders                                               22

          Item 5.   Other Information                                                                                 22

          Item 6.   Exhibits and Reports on Form 8-K                                                               22-23

          SIGNATURES                                                                                                  24

           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                            March 31,           December 31,
                                                                               2002                 2001
                                                                          -------------        --------------
Assets
   Cash and due from banks                                                 $ 15,230,379          $ 15,432,128
   Federal funds sold                                                         7,142,264             7,112,641
   Money market funds                                                         3,924,056             4,117,945
                                                                          -------------        --------------
       Cash and cash equivalents                                             26,296,699            26,662,714
                                                                          -------------        --------------
   Certificates of deposit                                                       50,000                50,000
                                                                          -------------        --------------
   Securities:
   Investment securities:
       Available-for-sale, at fair value                                     36,319,360            34,755,192
       Held-to-maturity, at cost (fair value: March 31, 2002 -
       $1,473,129; December 31, 2001 - $1,483,946)                            1,464,757             1,464,804
                                                                          -------------         -------------
           Total investment securities                                       37,784,117            36,219,996
                                                                          -------------         -------------
   Mortgage-backed securities:
       Available-for-sale, at fair value                                     40,898,541            11,635,592
       Held-to-maturity, at cost (fair value: March 31, 2002 -
       $32,439; December 31, 2001 - $38,003)                                     32,118                37,627
                                                                          -------------         -------------
           Total mortgage-backed securities                                  40,930,659            11,673,219
                                                                          -------------         -------------
   Non-marketable equity securities                                               1,000                 1,000
                                                                          -------------         -------------
   Loans, net of allowance for losses on loans ($2,727,592 at
       March 31, 2002; $2,582,234 at December 31, 2001)                     395,905,044           393,789,828
   Loans held for sale                                                          387,200               828,610
   Real estate held for sale                                                    523,391               469,165
   Federal Home Loan Bank stock, at cost                                      2,478,700             2,443,300
   Office properties and equipment                                            8,690,183             8,397,173
   Accrued interest receivable                                                2,908,552             2,823,090
   Prepaid expenses and other assets                                         11,213,280             2,490,672
   Intangible assets                                                          4,385,084             4,431,101
                                                                           ------------          ------------
Total assets                                                               $531,553,909          $490,279,868
                                                                           ============          ============

                                                                                                   (Continued)

                      KANKAKEE BANCORP, INC. AND SUBSIDIARY


                                                                            March 31,            December 31,
                                                                              2002                   2001
                                                                        ---------------        --------------
Liabilities and stockholders' equity
   Liabilities:
       Deposits
           Noninterest bearing                                             $ 29,665,437          $ 25,854,152
           Interest bearing                                                 392,821,016           389,612,684
       Other borrowings                                                      62,600,000            30,000,000
       Advance payments by borrowers for taxes and insurance                  3,084,716             1,905,766
       Other liabilities                                                      2,066,379             1,716,366
                                                                           ------------          ------------
   Total liabilities                                                        490,237,548           449,088,968
                                                                           ------------          ------------

   Stockholders' equity

       Preferred stock, $.01 par value; authorized, 500,000
         shares; none outstanding                                                     -                     -
       Common stock, $.01 par value; authorized, 3,500,000
         shares; issued 1,750,000                                                17,500                17,500
       Additional paid-in capital                                            15,106,564            15,226,853
       Retained income, partially restricted                                 37,710,135            36,964,331
       Treasury stock (526,243 shares at March 31,
        2002; 533,642 shares at December 31, 2001)                          (11,756,340)          (11,622,862)
       Accumulated other comprehensive income                                   238,502               605,078
                                                                           ------------          ------------

       Total stockholders' equity                                            41,316,361            41,190,900
                                                                           ------------          ------------

Total liabilities and stockholders' equity                                 $531,553,909          $490,279,868
                                                                           ============          ============

See notes to consolidated financial statements (unaudited)

     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                    2002            2001
                                                                -----------     -----------
Interest income:
   Loans                                                        $ 6,980,330     $ 6,855,666
   Investment securities and other                                  588,562       1,057,244
   Mortgage-backed securities                                       210,880         281,830
                                                                -----------     -----------
       Total interest income                                      7,779,772       8,194,740
                                                                -----------     -----------
Interest expense:
   Deposits                                                       3,571,121       4,487,054
   Borrowed funds                                                   361,949         362,402
                                                                -----------     -----------
       Total interest expense                                     3,933,070       4,849,456
                                                                -----------     -----------
   Net interest income                                            3,846,702       3,345,284

Provision for losses on loans                                       147,968          15,000
                                                                -----------     -----------
   Net interest income after provision for losses on loans        3,698,734       3,330,284
                                                                -----------     -----------
Other income:
   Net gain on sales of real estate held for sale                    10,209          10,383
   Net gain on sales of loans held for sale                         237,918               -
   Fee income                                                       590,416         472,903
   Insurance commissions                                             10,793          26,627
   Other                                                            110,125          87,652
                                                                -----------     -----------
       Total other income                                           959,461         597,565
                                                                -----------     -----------
Other expenses:
   Compensation and benefits                                      1,802,732       1,555,156
   Occupancy                                                        297,744         304,019
   Furniture and equipment                                          148,876         184,021
   Federal deposit insurance premiums                                18,267          18,327
   Advertising                                                       67,923          68,518
   Provision for losses on foreclosed assets                          6,000          16,700
   Data processing services                                         115,043         100,702
   Telephone and postage                                            136,052         101,980
   Amortization of intangible assets                                 46,017          93,687
   Other general and administrative                                 741,508         536,436
                                                                -----------     -----------
       Total other expenses                                       3,380,162       2,979,546
                                                                -----------     -----------
   Income before income taxes                                     1,278,033         948,303
Income taxes                                                        384,846         317,300
                                                                -----------     -----------
Net income                                                      $   893,187     $   631,003
                                                                ===========     ===========
Net income                                                      $   893,187     $   631,003
Other comprehensive income:
   Unrealized gains (losses) on available-for-sale
   securities, net of related income taxes                         (366,576)        473,642
                                                                -----------     -----------
Comprehensive income                                            $   526,611     $ 1,104,645
                                                                ===========     ===========

   Basic earnings per share                                     $      0.73     $      0.51
                                                                ===========     ===========
   Diluted earnings per share                                   $      0.72     $      0.50
                                                                ===========     ===========

See notes to consolidated financial statements (unaudited)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                      2002           2001
                                                                 -------------  -------------
Cash flows from operating activities:
   Net income                                                    $     893,187  $     631,003
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Provision for losses on loans                                     147,968         15,000
     Provisions for losses on real estate held for sale                  6,000         16,700
     Depreciation and amortization                                     259,185        341,464
     Amortization of investment premiums and discounts, net              8,709         (8,811)
     Accretion of loan fees and discounts                              (35,116)        13,391
     Deferred income tax provision (benefit)                                 -         23,858
     Originations of loans held for sale                           (15,892,028)    (1,741,425)
     Proceeds from sales of loans                                   16,571,356      1,741,425
     (Increase) decrease in interest receivable                        (85,462)       369,276
     Increase in interest payable on deposits                           44,484         72,663
     Net gain on sales of loans                                       (237,918)             -
     Net gain on sales of real estate held for sale                    (10,209)       (10,383)
     Federal Home Loan Bank of Chicago, stock dividend                 (35,400)       (42,000)
     Other, net                                                       (169,531)      (790,184)
                                                                 -------------  -------------
Net cash from operating activities                                   1,465,225        631,977
                                                                 -------------  -------------
Cash flows from investing activities:
Investment securities
   Available-for sale:
     Purchases                                                    ($ 4,005,781)  ($ 2,008,944)
     Proceeds from calls and maturities                              2,000,000     20,070,000
Mortgage-backed securities:
   Available-for-sale:
     Purchases                                                     (30,607,096)      (300,890)
     Proceeds from maturities and pay downs                          1,221,649      1,276,429
   Held-to-maturity:
       Proceeds from maturities and pay downs                            5,509          7,522
   Proceeds from sales of real estate                                        -         58,484
   Deferred loan fees and costs, net                                    (2,124)        57,174
   Loans originated                                                (37,481,976)   (39,458,334)
   Loans purchased                                                  (1,400,000)             -
   Principal collected on loans                                     36,575,893     28,014,035
   Purchases of office properties and equipment, net                  (506,178)      (237,640)
   Purchase of bank owned life insurance                            (8,000,000)             -
                                                                 -------------  -------------
Net cash from investing activities                                 (42,200,104)     7,477,836
                                                                 -------------  -------------

See notes to consolidated financial statements (unaudited).

                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                  2002                2001
                                                                                 ------              ------
Cash flows from financing activities
     Net increase in non-certificate of deposit accounts                      $  2,640,828        $  3,404,364
     Net increase in certificate of deposit accounts                             4,334,305           3,333,617
     Net increase in advance payments by
       borrowers for taxes and insurance                                         1,194,882           1,278,822
     Proceeds from short-term borrowings                                                 -           5,000,000
     Repayments of short-term borrowings                                                 -         (19,000,000)
     Proceeds from other borrowings                                             37,600,000          12,000,000
     Repayments of other borrowings                                             (5,000,000)                  -
     Proceeds from exercise of stock options                                       433,685              62,273
     Dividends paid                                                               (147,384)           (146,689)
     Purchase of treasury stock                                                   (687,452)         (1,048,985)
                                                                              ------------        ------------
Net cash from financing activities                                              40,368,864           4,883,402
                                                                              ------------        ------------
Increase (decrease) in cash and cash equivalents                                  (366,015)         12,993,215
Cash and cash equivalents:
     Beginning of period                                                        26,662,714          25,147,273
                                                                              ------------        ------------
     End of period                                                            $ 26,296,699        $ 38,140,488
                                                                              ============        ============
Supplemental disclosures of cash flow information
 Cash paid during the period for:
     Interest on deposits                                                     $  3,526,600        $  4,414,400
                                                                              ============        ============
     Interest on borrowed funds                                               $    334,800        $    378,700
                                                                              ============        ============
     Income taxes                                                             $          -        $     55,218
                                                                              ============        ============
Supplemental disclosures of non-cash investing activities:
 Real estate acquired through foreclosure                                     $     63,306        $     65,899
                                                                              ============        ============
Increase (decrease) in unrealized gains
 on securities available-for-sale                                                ($551,242)       $    717,638
                                                                              ============        ============
Increase in deferred taxes attributable to the
 unrealized gains on securities available-for-sale                            $    184,666        $    243,996
                                                                              ============        ============

See notes to consolidated financial statements (unaudited).

                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 2002

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The statement of condition at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report for Kankakee Bancorp, Inc. (the "Company") on Form 10-K for the year ended December 31, 2001.

Note 2 - Earnings Per Share

     Basic earnings per share of common stock have been determined by dividing net income for the period by the average number of shares of common stock outstanding of 1,228,689. Diluted earnings per share of common stock have been determined by dividing net income for the period by the average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents, totaling 13,587, assume exercise of stock options, and the calculation assumes purchase of treasury stock with the option proceeds at the average market price for the period (when dilutive). The Company has an incentive stock option plan for the benefit of directors, officers and employees. Diluted earnings per share have been determined considering the stock options granted, net of stock options which have been exercised.

Note 3 - Accounting for Certain Investments in Debt and Equity Securities

     At March 31, 2002, stockholders' equity included a positive $239,000, which represents the amount by which the market value of the available-for-sale securities and the available-for-sale mortgage-backed securities exceeded the book value, net of income tax of $123,000. An increase in market interest rates during the three months ended March 31, 2002 resulted in a $366,000 decrease in the market value, net of income tax effect, of the available-for-sale securities and the available-for-sale mortgage-backed securities. At the end of 2001, the market value of the available-for-sale securities portfolio exceeded the book value by $605,000, net of income tax benefit.

Note 4 - Accounting Change

     Effective January 1, 2002, the Company applied FASB Statement No. 142, Goodwill and Other Intangible Assets. Among its provisions is a requirement to disclose what reported net I income would have been in all periods presented exclusive of amortization expense (net of related income tax effects) recognized in those periods related to goodwill, intangible assets no longer being amortized, and changes in amortization periods for intangible assets that will continue to be amortized together with related per share amounts.

                                                     Three months ended
                                                           March 31,
                                                        2002      2001
                                                        --------------

     Reported net income                           $893,187     $631,003
     Add goodwill amortization                            -       31,462
                                                   ---------------------
     Adjusted net income                           $893,187     $662,465
                                                   =====================
     Basic earnings per share:

     Reported net income                           $   0.73     $   0.51
     Goodwill amortization                                -     $   0.03
                                                   ---------------------
     Adjusted net income                           $   0.73     $   0.54
                                                   =====================

     Diluted earnings per share:
     Reported net income                           $   0.70     $   0.50
     Goodwill amortization                                -     $   0.03
                                                   ---------------------
     Adjusted net income                           $   0.70     $   0.53
                                                   =====================

During the second quarter of 2002, the Company will perform the first of the impairment tests required under FASB Statement No. 142. However, based on information currently available, the Company does not believe that the results of this first test will have a material effect on either the earnings or financial position of the Company.

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

ECONOMIC CLIMATE

     During 2001, the Federal Open Market Committee ("the FOMC") lowered its target short-term interest rates by a total of four and three-quarters percentage points. The federal funds target went from 6.50% to 1.75% and the Federal Reserve discount rate went from 6.00% to 1.25%. The federal funds rate is the rate at which financial institutions borrow from each other, while the discount rate is the rate at which member banks borrow from the Federal Reserve. During 2001, the FOMC cited a slowing economy and a possible recession as the primary reasons for lowering interest rates. Lower short-term interest rates would tend to stimulate economic activity by reducing the financing costs on borrowed funds for both businesses and individuals.

     A slowing economy would usually result in some increase in problem assets, and could possibly result in some increase in loan losses. In a slowing economy or recession, cash flows and profits of commercial customers decrease, which could result in an increase in delinquencies. Additionally, individual borrowers experience cash flow problems from job loss, reduction in investment returns or other causes. This could also result in an increase in delinquencies.

     During the first quarter of 2002, the FOMC held target interest rates at the same levels they were at December 31, 2001 while maintaining a cautionary posture on the state of the economy. While some economic indicators are pointing toward a recovery, others are still weak, indicating that the economy remains slow. If the economy does move into a full recovery, then the next FOMC interest rate move would likely be an increase in its target rates.

     Rising interest rates, because of the Company's current structure of assets and liabilities, could have a detrimental effect on the Company's interest rate spread and results of operations. Since the Company had, at December 31, 2001, a negative cumulative one-year gap of 5.0%, an increase in market interest rates might negatively affect net interest income and the results of operations. This is due to liabilities maturing, and repricing, from their current rates to higher rates, more quickly than assets will mature and reprice to higher rates. Management believes that the Company's current level of interest rate sensitivity is reasonable, in light of the current market rates and the possibility of increasing market rates. However, significant fluctuations in interest rates may have an adverse effect on the Company's financial condition and results of operations.

BUSINESS DEVELOPMENTS

     During the late 1990s, the Company experienced significant growth and improvement in its office facilities and a widening of its market areas. This was accomplished through the acquisition of a bank, the opening of several new offices and the replacement of an outdated office building. There were also significant changes and improvements in products and services brought about through the use of technology.

     During this same period, the Company began the process of shifting its operating philosophy to a sales orientation and away from traditional approaches to banking services. Management continues to support and encourage this process, recognizing that changes, particularly of this type and magnitude, require employee education and customer communication. These changes in philosophy and culture require not only time but allocation of other Company resources. None of these efforts were without cost, and have been, and, to some degree, will continue to be, reflected in operating expenses and net income.

     In the first quarter of 2000, management initiated an aggressive growth strategy which was aimed at increasing deposits and growing the loan portfolio, which resulted in the reduction of the size of the investment portfolio. The strategy, which continued into the first quarter of 2001, was intended to improve earnings in a number of ways which included:

      . Improved utilization of facilities and increased productivity of personnel;
      .   Increased capital leverage; and
      . Improved asset yields, due to increased commercial and consumer lending and the replacement of investments with fixed-rate mortgage loans.

     It was recognized that such a strategy would:

      . Likely increase the cost of funds, due to aggressive deposit pricing and the potential need to borrow money at wholesale market rates; and
      . Necessitate the assumption of an increased level of interest rate risk, due to aggressive loan pricing and the need to retain longer term, fixed-rate mortgages for the portfolio.

     In response to rapidly falling interest rates during 2001, the Company modified its growth strategy and, once again, began to sell its fixed-rate mortgage originations in the secondary market.

     During the last half of 2001, the Company began reviewing the potential benefits of Bank Owned Life Insurance, (commonly referred to as "BOLI"), which is variable rate, single premium whole life insurance on the lives of key employees of the Company. The Company is the beneficiary of the policies, and the policies build cash value. Neither the increase in cash value, which is included in other income, nor the death benefits are taxable to the Company. This provides a significant enhancement to earnings, which will be used to offset increases in the cost of employee benefits such as health insurance. The Bank completed the BOLI purchase, totaling $8.0 million, in the last half of March 2002, and therefore, the effects of the transaction on first quarter results were minimal.

     In late March, Kankakee Federal Savings Bank reimplemented a capital utilization strategy, which involved the purchase of $30.0 million of adjustable-rate, mortgage-backed securities, using borrowed funds. The securities are the collateral for the borrowed funds, and there is a positive spread in the transaction which enhances net interest income, net income and earnings per share. The Company has evaluated the program, and it is comfortable with potential earnings volatility that may result from interest rate fluctuation. The effects of this transaction on the results for the first quarter were also minimal.

     The Company engaged an independent third party to evaluate its existing branch network and other service delivery systems, focusing on locations, market areas, physical layouts, accessibility and market potentials. This evaluation also included a review of other potential market areas suggested by both management and the third party. During March of this year the preliminary reports were received and are in the process of review. No decisions have yet been made as to the result of these evaluations. However, they will likely precipitate some changes in the organization, with a view toward increased earnings and an enhancement of long-term stockholder value.

     During the quarter, the Company committed to the issuance of $10.0 million in trust preferred securities as part of a large pool of such securities. These securities, which carry a variable rate of interest, are includable, within specified limits, in regulatory capital. The proceeds from the issuance of these securities, which were received in the second week of April 2002, could be used to repurchase stock, fund an accretive acquisition, purchase securities as part of a leveraging strategy or for other general corporate uses. Interest payments on these securities are deductible for income tax purposes.

FINANCIAL CONDITION

     Total assets of the Company increased by $41.3 million, or 8.4%, to $531.6 million at March 31, 2002 from $490.3 million at December 31, 2001.

     Cash and cash equivalents decreased by $366,000, or 1.4%, from $26.7 million at December 31, 2001 to $26.3 million at March 31, 2002. The decrease was primarily attributable to increases in investment and mortgage-backed securities available-for-sale, loans and other assets. The majority of the funding for these increases was provided by increases in deposits and borrowed money.

     During the three-month period ended March 31, 2002, net loans receivable increased by $2.1 million, or 0.5%, from $393.8 million to $395.9 million. This was primarily the result of the origination of $23.7 million of real estate loans, the purchase of $1.4 million of real estate loans and the origination of $13.8 million of consumer and commercial business loans, offset by loan repayments which totaled $36.6 million.

     Loans held for sale decreased by $441,000, or 53.3%, from $828,000 at December 31, 2001 to $387,000 at March 31, 2002. This was the result of the sale of $16.6 million of loans held for sale, at a net gain of $238,000, which was partially offset by the origination of $15.9 million of such loans.

     Securities available-for-sale increased by $1.6 million, or 4.5%, to $36.3 million at March 31, 2002 from $34.8 million at December 31, 2001 as the result of the purchase of $4.0 million of securities, which was partially offset by the exercise of call options by issuers on $2.0 million of securities, and by the net change in market value adjustment.

     Mortgage-backed securities available-for-sale increased by $29.3 million, or 251.5%, to $40.9 million at March 31, 2002 from $11.6 million at December 31, 2001. The increase resulted from the purchase of $30.6 million of securities, which was partially offset by the maturity of $1.2 of securities, and by the net change in market value adjustments.

     Deposits increased by $7.0 million, or 1.7%, from $415.5 million at December 31, 2001 to $422.5 million at March 31, 2002. During the three month period, there was a $4.3 million increase in certificate of deposit accounts and a $2.7 million increase in passbook, checking and money market accounts.

     Total borrowings increased by $32.6 million, or 108.7%, from $30.0 million at December 31, 2001 to $62.6 million at March 31, 2002. The increase was the result of $37.6 million in new borrowings, which were partially offset by repayments of $5.0 million. Borrowings at March 31, 2002 consisted of $35.0 million in advances from the Federal Home Loan Bank of Chicago and $27.6 million in funds from securities sold under agreement to repurchase.

ASSET/LIABILITY MANAGEMENT

     During the first quarter of 2001, consistent with the growth strategy implemented in 2000, the Company retained virtually all the fixed-rate mortgage loans it originated. As a result of the changing interest rate environment during 2001, the Company, during the second quarter of 2001, resumed selling fixed-rate mortgage loans with terms of 20 years or longer in the secondary market. Late in the third quarter of 2001, the Company also began selling loans with terms of 15 years. Through the first quarter of 2002, the Company has continued to sell virtually all fixed-rate mortgage loans it originates with terms of 15 years of longer.

     In an attempt to manage its exposure to changes in interest rates, management closely monitors the Company's interest rate risk. The Bank has a funds management committee, consisting of the president, certain vice presidents and the controller of the Bank, which meets weekly and reviews the Bank's interest rate risk position and evaluates its current asset/liability pricing and strategies. This committee adjusts pricing and strategies as needed and makes recommendations to the Bank's board of directors regarding significant changes in strategy. In addition, on a quarterly basis the board reviews the Bank's asset/liability position, including simulations of the effect on the Bank's capital of various interest rate scenarios.

     In managing its asset/liability mix, the Company, at times, depending on the relationship between long-term and short-term interest rates, market conditions and consumer preferences, may place somewhat greater emphasis on maximizing its net interest margin than on better matching the interest rate sensitivity of its assets and liabilities in an effort to improve its net income. Management believes that the increased net income resulting from a mismatch in the maturity of its asset and liability portfolios can, during periods of declining or stable interest rates, provide returns that justify the increased exposure to sudden and unexpected increases in interest rates which can result from such a mismatch.

     The Company attempts to manage its interest rate risk to the extent consistent with its interest margin objectives through management of the mix of its assets and liabilities in a number of ways, including the following:

      . To the extent requested in its lending areas, the Company has focused its one-to-four family residential lending program on adjustable rate mortgages ("ARMS").
      . The Company has continued its origination of consumer loans having terms to maturity that are significantly shorter than residential loans.
      . The Company has increased originations of commercial business and construction loans having adjustable or floating interest rates, relatively short terms to maturity, or a combination thereof.
      . The Company regularly reviews its policy on newly originated fixed-rate mortgage loans, as to the question of which loans, if any, should be retained in portfolio versus which should be sold in the secondary market. Trends in the economy, trends in market interest rates, the Company's interest margin and the Company's current asset/liability mix are among the factors considered. Changes resulting from these reviews take effect on a specific calendar date and impact either those loans which are applied for on or after that date, or those loans which are closed on or after that date.

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

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOSSES ON LOANS

     The Company's non-performing assets increased to $5.7 million, or 1.07%, of total assets at March 31, 2002 from $2.2 million, or 0.45% of total assets at December 31, 2001. During the three month period ended March 31, 2002, non-performing construction and development loans, non-performing commercial real estate loans and non-performing commercial business loans increased by $2.1 million, $179,000 and $1.2 million, respectively. These increases were slightly offset by a decrease in non-performing consumer loans of $67,000. In addition, foreclosed assets increased by $52,000 and restructured troubled debts decreased by $9,000.

     Non-performing assets increased by approximately $3.5 million. The increase was primarily due to previously classified loans to three of the Company's long-term borrowers that became non-performing during the first quarter of 2002. Many financial institutions, such as the Company, have experienced an increase in non-performing assets during this difficult economic period, as even well-established business borrowers have developed cash flow and other business related problems. It is management's belief that the allowance for losses on loans at March 31, 2002, remains adequate, even in light of the first quarter movement of these loans from classified to non-performing. However, there can be no assurance that the allowance for losses on loans will be adequate to cover all losses.

     The ratio of the allowance for losses on loans to non-performing loans decreased to 59.7% as of March 31, 2002 compared to 230.3% as of December 31, 2001. The decrease in this ratio, which excludes foreclosed assets and restructured troubled debt, was the result of the increase of $3.5 million in non-performing assets.

     The Company classified $1.4 million of its assets as Special Mention, $8.7 million as Substandard and $98,000 as Loss as of March 31, 2002. No assets were classified as Doubtful at March 31, 2002. This represents a decrease of $156,000 in the Special Mention category and a net increase of $1.5 million in the other categories from the December 31, 2001 totals for classified assets. The ratio of classified assets to total assets (including items classified as Special Mention) was 1.91% at March 31, 2002 as compared to 1.80% at December 31, 2001. The ratio of the allowance for losses on loans to classified assets decreased to 26.9% as of March 31, 2002 compared to 29.3% as of December 31, 2001.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001

     Net income for the quarter ended March 31, 2002 was $893,000 compared to $631,000 for the same period in 2001. This represented a $262,000, or 41.1%, increase. The increase in net income resulted from increases of $501,000 in net interest income and $362,000 in other income, which were partially offset by

     Basic earnings per share were $.73 for the quarter ended March 31, 2002 compared to $.51 for the 2001 period. Diluted earnings per share were $.72 for the quarter ended March 31, 2002 compared to $.50 for the comparable 2001 period, representing an increase of 44.0%.

     Net interest income increased $501,000, or 15.0%, during the quarter ended March 31, 2002, compared to the quarter ended March 31, 2001.

     The table presented on page 21 ("Table I"), sets forth an analysis of the Company's net interest income for the three-month periods ended March 31, 2002 and 2001.

     As Table I indicates, interest income decreased $416,000, or 5.1%, to $7.8 million for the three-month period ended March 31, 2002 from $8.2 million for the same period in 2001. The decrease in interest income was the result of a decrease in the yield earned on interest-earning assets to 6.71% during the 2002 period from 7.73% during the 2001 period, which was partially offset by an increase in the average balance of interest-earning assets to $470.4 million during the 2002 period from $429.7 million during the 2001 period. The increase in the average balance of interest-earning assets was due to increases in balances of loans, mortgage-backed securities, FHLB stock and other interest-earning assets during the quarter, which were partially offset by a decrease in the balance of investment securities. The decrease in the yield earned on interest-earning assets was the result of decreasing market interest rates during 2001, which resulted in lower yields on short term assets and a lower yield on both the reinvestment of principal repayments on loans and newly originated loans. The increase in average loans was primarily the result of an aggressive lending program during 2001 and the first quarter of 2002.

     Interest expense decreased $917,000, or 18.9%, to $3.9 million during the first quarter from $4.8 million in the same period in 2001. The decrease in interest expense was the result of a decrease in the average yield on interest-bearing liabilities to 3.50% during the 2002 period from 4.73% during the 2001 period, which was partially offset by an increase in the average outstanding balance of interest-bearing liabilities to $455.8 million during the 2002 period from $415.5 million during the 2001 period. The increase in average interest-bearing liabilities resulted primarily from a more aggressive pricing policy, an increase in the use of borrowed funds, and the continuing movement to a sales oriented operation. The decrease in the average yield on interest-bearing liabilities resulted from market rates moving significantly lower during 2001.

     The provision for losses on loans totaled $148,000 during the first quarter of 2002 compared to $15,000 during the first quarter of 2001. The increase in the provision for losses on loans during the first quarter of 2002 compared to the first quarter of 2001 was the result of several factors, including the increase in the total loan portfolio and an increase in non-performing assets.

     Other income for the three-month period ended March 31, 2002 increased $362,000, or 60.6%, to $959,000 compared to $598,000 for the same period in 2001. The increase was attributable to increases of $117,000 in fee income, $238,000 in gain on the sale of loans held for sale and $22,000 in other income. These increases were partially offset by a decrease of $16,000 in insurance commissions. The 24.8% increase in fee income was primarily the result of an increase in checking accounts subject to fees. The increase in gain on the sale of loans held for sale was the result of the resumption in sales during the second quarter of 2001 of most originated fixed-rate mortgages. The $16,000 decrease in insurance commissions resulted primarily from a corresponding decrease in sales of annuity products during the first quarter of 2002 compared to the same period in 2001.

     General and administrative expenses for the first quarter of 2002 increased $401,000 or 13.4%, to $3.4 million from $3.0 million for the first quarter of 2001. There were increases of $248,000 (15.9%) in compensation and benefits, $205,000 (38.2%) in other expenses, $14,000 (14.2%) in data processing services and $34,000 (33.4%) in telephone and postage costs. These increases were partially offset by decreases of $6,000 (2.1%) in occupancy costs, $35,000 (19.1%) in furniture and equipment expense, $11,000 (64.1%) in provision for losses on foreclosed assets, $48,000 (50.9%) in amortization of intangible assets and several other small decreases. The major reason for the increase in other expenses, and a significant reason for the overall increase in general and administrative expenses, was additional costs in preparation for the annual meeting. During the quarter the Company incurred additional costs, necessitated by a proxy contest, which totaled approximately $190,000. After the effect of income taxes, net income was reduced by approximately $125,000 and diluted earnings per share were reduced by approximately $1.0 per share, as a direct result of the proxy contest.

     Federal income taxes increased $66,000 to $385,000 for the three-month period ended March 31, 2002, compared to $317,000 for the same period in 2001. The primary reason for this increase was the increase in pre-tax income.

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

     Federally insured savings banks, such as the Bank, are required by federal law and OTS regulations to maintain minimum levels of regulatory capital. The OTS has established the following minimum capital requirements: a risk-based capital ratio, a core capital ratio and a tangible capital ratio. In addition to these minimum regulatory capital requirements, another provision of federal law grants the OTS broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The OTS regulations implementing this statutory authority (the "prompt corrective action regulations") establish other capital thresholds which determine whether an institution will be deemed to be "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". The capital category to which an institution is assigned in turn determines the actions the OTS may take to address the institution's undercapitalization. The capital regulations of the OTS exclude the effect of accumulated other comprehensive income for the purpose of calculating regulatory capital.

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

     As of March 31, 2002, the Bank exceeded all current minimum regulatory capital standards and was deemed to be "well capitalized" for purposes of the OTS's prompt corrective action regulations. At March 31, 2002, the Bank's tangible capital was $34.7 million, or 6.6%, of adjusted total assets, which exceeded the 1.5% requirement by $26.8 million and exceeded the 2.0% "critically undercapitalized" threshold by $24.1 million. In addition, at March 31, 2002, the Bank had core capital of $34.7 million, or 6.6%, of adjusted total assets, which exceeded the 4.0% requirement by $13.6 million and exceeded the 5.0% "well capitalized" threshold by $8.4 million. The Bank had risk-based capital of $37.3 million at March 31, 2002, or 11.1%, of risk-adjusted assets, which exceeded the minimum risk-based capital requirement by $10.4 million and exceeded the 10.0% "well capitalized" threshold by $3.6 million. Additionally, the Bank's $34.7 million of core capital equaled 10.3% of total risk-weighted assets, which exceeded the 6.0% "well capitalized" threshold by $14.4 million.

RECENT REGULATORY DEVELOPMENTS

     On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"). Among its other provisions, the USA PATRIOT Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA PATRIOT Act also requires the Secretary of the Treasury to prescribe, by regulations to be issued jointly with the federal banking regulators and certain other agencies, minimum standards that financial institutions must follow to verify the identify of customers, both foreign and domestic, when a customer opens an account. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations suspected of engaging in terrorist acts or money laundering activities.

     During the first quarter of 2002, the Financial Crimes Enforcement Network (FinCEN), a bureau of the Department of the Treasury, issued proposed and interim regulations as mandated by the USA PATRIOT Act that would: (i) prohibit certain financial institutions from providing correspondent accounts to foreign shell banks; (ii) require such financial institutions to take reasonable steps to ensure that correspondent accounts provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks; (iii) require certain financial institutions that provide correspondent accounts to foreign banks to maintain records of the ownership of such foreign banks and their agents in the United States; (iv) require the termination of correspondent accounts of foreign banks that fail to turnover their account records in response to a lawful request from the Secretary of the Treasury or the Attorney General; and (v) encourage information sharing among financial institutions and federal law enforcement agencies to identify, prevent, deter and report money laundering and terrorist activity. To date, it has not been possible to predict the impact the USA PATRIOT Act and its implementing regulations may have on the Company or the Bank in the future.

     On April 11, 2002, the OTS announced the implementation of a restructuring plan designed to achieve greater operating efficiencies and consistency of regulation for the thrift industry. Under the plan, the OTS consolidated and realigned its regional structure into four supervisory regions by eliminating the Central Region (formerly located in Chicago, Illinois) and apportioning supervisory responsibilities for the institutions in the states that made up that region among other regions. Although the OTS will continue to maintain a Chicago office with a substantial supervisory presence, under the realignment, the Southeast Region (located in Atlanta, Georgia) assumed oversight of thrifts in Michigan, Illinois, Indiana and Kentucky, the Midwest Region (located in Dallas, Texas) assumed oversight of thrifts in Wisconsin and Tennessee and Ohio became part of the Northeast Region (located in Jersey City, New Jersey). In addition, North and South Dakota, Colorado and New Mexico were transferred to the West Region (located in San Francisco, California) from the Midwest region.

STOCK REPURCHASE

     During the quarter ended March 31, 2002, the Company repurchased 18,036 shares of common stock at a total cost of $687,000 under its current stock repurchase program. Through March 31, 2002, a total of 687,543 shares of common stock of the Company had been purchased under the current and previous repurchase programs at a total cost of $15.0 million. As of March 31, 2002, the Company held 526,243 shares of its common stock as treasury stock. During the period from March 31, 2002 through May 8, 2002, an additional 13,481 shares of common stock were repurchased at a total cost of $511,000.

STOCK OPTIONS

     During the first quarter of 2002, options on 25,435 shares of common stock were exercised. Between March 31, 2002 and May 8, 2002, options on 7,700 shares of common stock were exercised. Through May 8, 2002, no notice was received from the one remaining holder of options of the intention to exercise options.

DIVIDENDS

     On April 9, 2002, a cash dividend of $.15 per share was declared, payable on May 31, 2002 to stockholders of record as of May 15, 2002. This represents a 25% increase in the dividend from the amount paid during the first quarter of 2002, and was the result of the Company's continuing strong earnings performance. The Company has paid a dividend every quarter since the dividend program was instituted in the first quarter of 1995. Future dividends will depend primarily upon earnings, financial condition and need for funds, as well as restrictions imposed by regulatory authorities regarding dividend payments and capital requirements.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

     This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend" "estimate," "may," "will," "would," "could," "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

     The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

          . The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company's assets.

          . The economic impact of the terrorist attacks that occurred on September 11th, as well as any future threats and attacks, and the response of the United States to any such threats and attacks.

          . The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters.

          . The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company's assets) and the policies of the Board of Governors of the Federal Reserve System.

          . The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector.

          . The inability of the Company to obtain new customers and to retain existing customers.

          . The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.

          . Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers.

          . The ability of the Company to develop and maintain secure and reliable electronic systems.

          . The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

          . Consumer spending and saving habits which may change in a manner that affects the Company's business adversely.

          . Business combinations and the integration of acquired businesses which may be more difficult or expensive than expected.

          .    The costs, effects and outcomes of existing or future litigation.

          . Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

The ability of the Company to manage the risks associated with the foregoing as well as anticipated. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

                                                                                    TABLE I
                                                                   NET INTEREST INCOME ANALYSIS (UNAUDITED)
                                                                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                           Three Months Ended March  31,
                                                 ------------------------------------------------------------------------
                                                               2002                              2001
                                                 ---------------------------------- -------------------------------------


                                                    Average                            Average
                                                 Outstanding   Interest    Yield/    Outstanding   Interest     Yield/
                                                    Balance   Earned/Paid   Rate       Balance    Earned/Paid    Rate
                                                 ---------------------------------- -------------------------------------
                                                                         (Dollars in Thousands)
Interest-earning assets:
   Loans receivable (1)                            $393,954     $6,980      7.19%     $343,504        $6,856      8.09%
   Mortgage-backed securities (2)                    18,902        211      4.53%       15,721           282      7.27%
   Investments securities (3)                        35,674        458      5.21%       50,728           776      6.20%
   Other interest-earning assets                     19,415         99      2.07%       17,589           244      5.63%
   FHLB stock                                         2,470         31      5.09%        2,144            37      7.00%
                                                   --------     ------                --------        ------

Total interest-earning assets                       470,415      7,779      6.71%      429,686         8,195      7.73%
                                                   --------      -----                --------        ------

Other assets                                         31,405                             28,976
                                                  ---------                           --------

Total assets                                       $501,820                           $458,662
                                                   ========                           ========

Interest-bearing liabilities:
   Certificate accounts                            $250,953      2,844      4.60%     $246,581         3,607      5.93%
   Savings deposits                                  69,755        356      2.07%       57,080           357      2.54%
   Demand and NOW deposits                           96,961        371      1.55%       85,622           523      2.48%
   Borrowings                                        38,150        362      3.85%       26,250           363      5.61%
                                                   --------     ------                --------        ------

Total interest-bearing liabilities                  455,819      3,933      3.50%      415,533         4,850      4.73%
                                                   --------     ------                --------        ------

Other liabilities                                     4,445                              4,062
                                                   --------                           --------

Total liabilities                                   460,264                            419,595
                                                   --------                           --------

Stockholders' equity                                 41,556                             39,067
                                                   --------                           --------

Total liabilities and
  stockholders' equity                             $501,820                           $458,662
                                                   ========                           ========

Net interest income                                             $3,846                                $3,345
                                                                ======                                ======

Net interest rate spread                                                    3.21%                                 3.00%
                                                                            ====                                  ====

Net earning assets                                 $ 14,596                            $14,153
                                                   ========                            =======

Net yield on average interest-
 earning assets (net interest
 margin)                                                                    3.32%                                 3.16%
                                                                            ====                                  ====

Average interest-earning assets to
 average interest-bearing liabilities                           103.20%                               103.41%
                                                                ======                                ======

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

Item 2.  Changes in Securities - None
         ---------------------

Item 3.  Defaults Upon Senior Securities  - None
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders - The Meeting of
         ---------------------------------------------------
         Stockholders of the Company was held on April 26, 2002. At the meeting, stockholders voted to elect two nominees to the board of directors and to ratify the appointment of McGladrey & Pullen, LLP, as the Company's independent auditors for 2002. Because of the contested nature of the annual meeting, the Company hired IVS Associates, Inc. to act as the independent inspectors of election. IVS Associates has certified that William Cheffer and Michael A. Stanfa were elected to serve as directors with terms expiring in 2005. The matters approved by stockholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

                    a. The election of directors for a three year term expiring in 2005.

                       ---------------------------------------------------------
                            NOMINEE                FOR             WITHHOLD
                       ---------------------------------------------------------
                         William Cheffer          603,911           9,252
                       ---------------------------------------------------------
                         Michael A. Stanfa        605,598           7,565
                       ---------------------------------------------------------
                         Lawrence Seidman         478,434`          2,001
                       ---------------------------------------------------------
                         Robert Williamson        478,434           2,001
                       ---------------------------------------------------------


                    b. The ratification of McGladrey & Pullen, LLP, as the auditors for the year ending December 31, 2002.

                       ---------------------------------------------------------
                              FOR                AGAINST           ABSTAIN
                       ---------------------------------------------------------
                            1,062,964             10,640           19,984
                       ---------------------------------------------------------

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

                    On April 15, 2002, the Company filed a report on Form 8-K stating under Item 5 that the Company had, on April 15, 2002, issued a news release announcing its earnings for the quarter ending March 31, 2002, as well as other recent corporate events.

                    On April 22, 2002, the Company filed a report on Form 8-K stating under Item 5 that the Company had, on April 22, 2002, issued a news release announcing that Institutional Shareholder Services ("ISS"), the nation's leading independent proxy voting advisory firm, recommended management's nominees for director at this year's annual meeting of stockholders.

                    On May 1, 2002, the Company filed a report on Form 8-K stating under Item 5 that the Company had, on May 1, 2002, issued a news release announcing the preliminary results of the election of directors conducted at the annual meeting of stockholders on April 26, 2002.

                    On May 8, 2002, the Company filed a report on Form 8K stating under Item 5 that the Company had, on May 8, 2002, issued a news release announcing the certification of the results of the election of directors conducted at the annual meeting of stockholders on April 26, 2002.

                             KANKAKEE BANCORP, INC.

SIGNATURES
----------

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             KANKAKEE BANCORP, INC.
                                             Registrant




Date:      May 13, 2002                      /s/ LARRY D. HUFFMAN
       ------------------------              --------------------------------
                                             President and CEO



Date:      May 13, 2002                      /s/ RONALD J. WALTERS
       ------------------------              --------------------------------
                                             Vice President and Treasurer
                                             (Principal Financial
                                             And Accounting Officer)