Form 10-Q
period 2002-06-30
KANKAKEE BANCORP INC
filed 2002-08-08
CIK 891523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

[X]    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
  of 1934 For the Quarterly Period Ended June 30, 2002.

                                       or

[_]    Transition Report Under Section 13 or 15(d) of the Securities Exchange
  Act of 1934 For the Transition Period From __________ to __________.

Commission File Number 1-13676
                       -------

                             KANKAKEE BANCORP, INC.

        ----------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                                    36-3846489
----------------------------------------------  --------------------------------
(State or Other Jurisdiction of Incorporation   (I.R.S. Employer Identification
 or Organization)                                Number)

310 South Schuyler Avenue, Kankakee, Illinois               60901
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

                                    Yes  X  No
                                        ---
As of August 1, 2002, there were 1,176,756 issued and outstanding shares of the Issuer's common stock (exclusive of 573,244 shares of the Issuer's common stock held as treasury stock).

                             KANKAKEE BANCORP, INC.

                                      INDEX

                                                                                   Page
                                                                                  Number
Part I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial
                  Statements (Unaudited)

                  Statements of Financial Condition,
                  June 30, 2002 and December 31, 2001                             3 - 4

                  Statements of Income and Comprehensive Income,
                  Three Months Ended June 30, 2002 and 2001                           5

                  Statements of Income and Comprehensive Income,
                  Six Months Ended June 30, 2002 and 2001                             6

                  Statements of Cash Flows, Six Months
                  Ended June 30, 2002 and 2001                                    7 - 8

                  Notes to Financial Statements                                  9 - 10

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                                 11 - 24

         Item 3.  Quantitative and Qualitative Disclosure                       14 - 15
                  About Market Risk

Part II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                  25

         Item 2.  Changes in Securities                                              25

         Item 3.  Defaults Upon Senior Securities                                    25

         Item 4.  Submission of Matters to a Vote of Security Holders                25

         Item 5.  Other Information                                                  25

         Item 6.  Exhibits and Reports on Form 8-K                              25 - 26

         SIGNATURES                                                                  27

           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                             June 30,            December 31,
                                                                               2002                  2001
                                                                          -------------          ------------
Assets
   Cash and due from banks                                                $  14,737,771          $ 15,432,128
   Federal funds sold                                                         2,273,689             7,112,641
   Money market funds                                                        12,143,985             4,117,945
                                                                          -------------          ------------
       Cash and cash equivalents                                             29,155,445            26,662,714
                                                                          -------------          ------------
   Certificates of deposit                                                       50,000                50,000
                                                                          -------------          ------------
   Securities:
   Investment securities:
       Available-for-sale, at fair value                                     36,965,208            34,755,192
       Held-to-maturity, at cost (fair value: June 30, 2002 -
       $1,471,645; December 31, 2001 - $1,483,946)                            1,461,343             1,464,804
                                                                          -------------          ------------
           Total investment securities                                       38,426,551            36,219,996
                                                                          -------------          ------------
   Mortgage-backed securities:
       Available-for-sale, at fair value                                     42,238,219            11,635,592
       Held-to-maturity, at cost (fair value: June 30, 2002 -
       $30,116; December 31, 2001 - $38,003)                                     29,967                37,627
                                                                          -------------          ------------
           Total mortgage-backed securities                                  42,268,186            11,673,219
                                                                          -------------          ------------
   Non-marketable equity securities                                               1,000                 1,000
   Loans, net of allowance for losses on loans ($3,179,842 at
       June 30, 2002; $2,582,234 at December 31, 2001)                      400,558,441           393,789,828
   Loans held for sale                                                          623,300               828,610
   Real estate held for sale                                                    163,821               469,165
   Federal Home Loan Bank stock, at cost                                      2,673,500             2,443,300
   Office properties and equipment                                            9,174,124             8,397,173
   Accrued interest receivable                                                3,112,201             2,823,090
   Bank Owned Life Insurance                                                  8,125,550                     -
   Goodwill and intangible assets                                             4,339,067             4,431,101
   Other assets                                                               2,647,304             2,490,672
                                                                          -------------          ------------
Total assets                                                              $ 541,318,490          $490,279,868
                                                                          =============          ============

                                                                     (Continued)

                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                             June 30,            December 31,
                                                                               2002                  2001
                                                                          -------------          ------------
Liabilities and stockholders' equity
  Liabilities:
       Deposits
           Noninterest bearing                                            $  29,154,614          $ 25,854,152
           Interest bearing                                                 390,233,525           389,612,684
       Other borrowings                                                      67,300,000            30,000,000
       Trust preferred indentures                                            10,000,000                     -
       Advance payments by borrowers for taxes and insurance                  1,883,810             1,905,766
       Other liabilities                                                      1,812,078             1,716,366
                                                                          -------------          ------------
   Total liabilities                                                        500,384,027           449,088,968
                                                                          -------------          ------------

   Stockholders' equity
       Preferred stock, $.01 par value; authorized, 500,000
         shares; none outstanding                                                     -                     -
       Common stock, $.01 par value; authorized, 3,500,000
         shares; issued 1,750,000                                                17,500                17,500
       Additional paid-in capital                                            15,010,583            15,226,853
       Retained income, partially restricted                                 38,466,860            36,964,331
       Treasury stock (568,699 shares at June 30, 2002;
        533,642 shares at December 31, 2001), at cost                       (13,530,586)          (11,622,862)
       Accumulated other comprehensive income                                   970,106               605,078
                                                                          -------------          ------------

       Total stockholders' equity                                            40,934,463            41,190,900
                                                                          -------------          ------------

Total liabilities and stockholders' equity                                $ 541,318,490          $490,279,868
                                                                          =============          ============

See notes to consolidated financial statements (unaudited)

     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                              Three Months Ended June 30,
                                                                          -----------------------------------
                                                                              2002                   2001
                                                                          ------------           ------------
Interest income:
   Loans                                                                  $  7,074,868           $  7,084,193
   Investment securities and other                                             638,602                918,042
   Mortgage-backed securities                                                  603,086                255,582
                                                                          ------------           ------------
       Total interest income                                                 8,316,556              8,257,817
                                                                          ------------           ------------
Interest expense:
   Deposits                                                                  3,435,576              4,524,089
   Borrowed funds                                                              802,840                328,652
                                                                          ------------           ------------
       Total interest expense                                                4,238,416              4,852,741
                                                                          ------------           ------------
   Net interest income                                                       4,078,140              3,405,076

Provision for losses on loans                                                  463,952                 40,000
                                                                          ------------           ------------
   Net interest income after provision for losses on loans                   3,614,188              3,365,076
                                                                          ------------           ------------
Other income:
   Net gain on sales of real estate held for sale                               23,934                    931
   Net gain on sales of loans held for sale                                    174,026                 40,080
   Fee income                                                                  670,874                616,781
   Insurance commissions                                                        15,298                 21,341
   Other                                                                       229,827                110,289
                                                                          ------------           ------------
       Total other income                                                    1,113,959                789,422
                                                                          ------------           ------------
Other expenses:
   Compensation and benefits                                                 1,772,144              1,618,205
   Occupancy                                                                   291,651                301,828
   Furniture and equipment                                                     144,898                164,960
   Federal deposit insurance premiums                                           18,131                 18,207
   Advertising                                                                  85,643                105,211
   Provision for losses on foreclosed assets                                    48,301                 18,214
   Data processing services                                                     98,659                 99,256
   Telephone and postage                                                        78,366                119,776
   Amortization of intangible assets                                            46,017                 93,687
   Other general and administrative                                            792,059                512,420
                                                                          ------------           ------------
       Total other expenses                                                  3,375,869              3,051,764
                                                                          ------------           ------------
Income before income taxes                                                   1,352,278              1,102,734
Income taxes                                                                   413,850                369,150
                                                                          ------------           ------------
Net income                                                                $    938,428           $    733,584
                                                                          ============           ============
Net income                                                                $    938,428           $    733,584
Other comprehensive income:
   Unrealized gains (losses) on available-for-sale
   securities, net of related income taxes                                     731,604               (135,780)
                                                                          ------------           ------------
Comprehensive income                                                      $  1,670,032           $    597,804
                                                                          ============           ============

   Basic earnings per share                                               $       0.78           $       0.61
                                                                          ============           ============
   Diluted earnings per share                                             $       0.77           $       0.60
                                                                          ============           ============


See notes to consolidated financial statements (unaudited)

     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                               Six Months Ended June 30,
                                                                          -----------------------------------
                                                                              2002                   2001
                                                                          ------------           ------------
Interest income:
   Loans                                                                  $ 14,055,198           $ 13,939,859
   Investment securities and other                                           1,227,164              1,975,286
   Mortgage-backed securities                                                  813,966                537,412
                                                                          ------------           ------------
       Total interest income                                                16,096,328             16,452,557
                                                                          ------------           ------------
Interest expense:
   Deposits                                                                  7,006,697              9,011,143
   Borrowed funds                                                            1,164,789                691,054
                                                                          ------------           ------------
       Total interest expense                                                8,171,486              9,702,197
                                                                          ------------           ------------
   Net interest income                                                       7,924,842              6,750,360

Provision for losses on loans                                                  611,920                 55,000
                                                                          ------------           ------------
   Net interest income after provision for losses on loans                   7,312,922              6,695,360
                                                                          ------------           ------------
Other income:
   Net gain on sales of real estate held for sale                               34,143                 11,314
   Net gain on sales of loans held for sale                                    411,944                 40,080
   Fee income                                                                1,261,290              1,089,684
   Insurance commissions                                                        26,091                 47,968
   Other                                                                       339,952                197,941
                                                                          ------------           ------------
       Total other income                                                    2,073,420              1,386,987
                                                                          ------------           ------------
Other expenses:
   Compensation and benefits                                                 3,574,876              3,173,361
   Occupancy                                                                   589,395                605,847
   Furniture and equipment                                                     293,774                348,981
   Federal deposit insurance premiums                                           36,398                 36,534
   Advertising                                                                 153,566                173,729
   Provision for losses on foreclosed assets                                    54,301                 34,914
   Data processing services                                                    213,702                199,958
   Telephone and postage                                                       214,418                221,756
   Amortization of intangible assets                                            92,034                187,374
   Other general and administrative                                          1,533,567              1,048,856
                                                                          ------------           ------------
       Total other expenses                                                  6,756,031              6,031,310
                                                                          ------------           ------------
Income before income taxes                                                   2,630,311              2,051,037
Income taxes                                                                   798,696                686,450
                                                                          ------------           ------------
Net income                                                                $  1,831,615           $  1,364,587
                                                                          ============           ============
Net income                                                                $  1,831,615           $  1,364,587
Other comprehensive income:
   Unrealized gains on available-for-sale
   securities, net of related income taxes                                     365,028                337,862
                                                                          ------------           ------------
Comprehensive income                                                      $  2,196,643           $  1,702,449
                                                                          ============           ============

   Basic earnings per share                                               $       1.51           $       1.12
                                                                          ============           ============
   Diluted earnings per share                                             $       1.49           $       1.10
                                                                          ============           ============

See notes to consolidated financial statements (unaudited)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                                Six Months Ended June 30,
                                                                          -----------------------------------
                                                                               2002                  2001
                                                                          -------------          ------------
Cash flows from operating activities:
   Net income                                                             $   1,831,615          $  1,364,587
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Provision for losses on loans                                              611,920                55,000
     Provisions for losses on real estate held for sale                          54,301                34,914
     Depreciation and amortization                                              521,311               656,998
     Amortization of investment premiums and discounts, net                      22,302               (16,564)
     Accretion of loan fees and discounts                                       (35,399)                2,020
     Deferred income tax provision (benefit)                                          -                23,858
     Originations of loans held for sale                                    (25,953,008)           (5,598,265)
     Proceeds from sales of loans                                            26,570,262             5,247,595
     Decrease (increase) in interest receivable                                (289,111)              205,964
     Decrease in interest payable on deposits                                   (98,769)             (130,036)
     Net gain on sales of loans                                                (411,944)              (40,080)
     Net gain on sales of real estate held for sale                             (34,143)              (11,314)
     Federal Home Loan Bank of Chicago, stock dividend                          (65,900)              (79,100)
     Increase in cash surrender value of Bank Owned Life Insurance             (125,550)                    -
     Other, net                                                                (336,377)             (986,405)
                                                                          -------------          ------------
Net cash from operating activities                                            2,261,510               729,172
                                                                          -------------          ------------

Cash flows from investing activities:
Investment securities
   Available-for sale:
     Purchases                                                              ($4,011,223)          ($6,041,387)
     Proceeds from calls and maturities                                       2,000,000            23,070,000
   Held-to-maturity:
     Purchases                                                                        -              (660,404)
     Proceeds from maturities and paydowns                                        3,367                 3,166
Mortgage-backed securities:
   Available-for-sale:
     Purchases                                                              (32,532,683)             (300,890)
     Proceeds from maturities and pay downs                                   2,262,106             2,737,439
   Held-to-maturity:
     Proceeds from maturities and pay downs                                       7,660                15,962
   Proceeds from sales of real estate                                           400,016                58,484
   Deferred loan fees and costs, net                                            (79,411)              134,661
   Loans originated                                                         (77,822,929)          (97,779,454)
   Loans purchased                                                           (1,853,194)                    -
   Principal collected on loans                                              72,237,042            63,824,276
   Purchases of office properties and equipment, net                         (1,206,228)             (322,350)
   Purchase of Bank Owned Life Insurance                                     (8,000,000)                    -
                                                                          -------------          ------------
Net cash from investing activities                                          (48,595,477)          (15,260,497)
                                                                          -------------          ------------

See notes to consolidated financial statements (unaudited).

                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                                Six Months Ended June 30,
                                                                          -----------------------------------
                                                                               2002                  2001
                                                                          -------------          ------------
Cash flows from financing activities
     Net increase in non-certificate of deposit accounts                  $   2,502,935          $  9,053,886
     Net increase in certificate of deposit accounts                          1,517,137             4,250,059
     Net increase in advance payments by
       borrowers for taxes and insurance                                        (40,294)              190,736
     Proceeds from short-term borrowings                                              -             5,000,000
     Repayments of short-term borrowings                                              -           (19,000,000)
     Proceeds from other borrowings                                          52,600,000            12,000,000
     Repayments of other borrowings                                          (5,300,000)                    -
     Proceeds from exercise of stock options                                    509,722                66,280
     Dividends paid                                                            (329,087)             (291,758)
     Purchase of treasury stock                                              (2,633,715)           (1,491,460)
                                                                          -------------          ------------
Net cash from financing activities                                           48,826,698             9,777,743
                                                                          -------------          ------------
Increase (decrease) in cash and cash equivalents                              2,492,731            (4,753,582)
Cash and cash equivalents:
     Beginning of period                                                     26,662,714            25,147,273
                                                                          -------------          ------------
     End of period                                                        $  29,155,445          $ 20,393,691
                                                                          =============          ============
Supplemental disclosures of cash flow information
Cash paid during the period for:
     Interest on deposits                                                 $   7,105,500          $  9,141,200
                                                                          =============          ============
     Interest on borrowed funds                                           $     990,400          $    716,900
                                                                          =============          ============
     Income taxes                                                         $     678,644          $    692,218
                                                                          =============          ============
Supplemental disclosures of non-cash investing activities:

 Real estate acquired through foreclosure                                 $     120,060          $    182,393
                                                                          =============          ============
Increase in unrealized gains
 on securities available-for-sale                                         $     548,899          $    511,912
                                                                          =============          ============
Increase in deferred taxes attributable to the
 unrealized gains on securities available-for-sale                            ($183,871)            ($174,050)
                                                                          =============          ============

See notes to consolidated financial statements (unaudited).

                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  June 30, 2002


Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The statement of condition at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report for Kankakee Bancorp, Inc. (the "Company") on Form 10-K for the year ended December 31, 2001.


Note 2 - Earnings Per Share

     Basic earnings per share of common stock have been determined by dividing net income for the period by the average number of shares of common stock outstanding of 1,207,074 and 1,217,827, respectively, for the three-month and six-month periods ended June 30, 2002. Diluted earnings per share of common stock have been determined by dividing net income for the period by the average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents, totaling 1,594 and 7,786, respectively, for the three-month and six-month periods ended June 30, 2002 assume exercise of stock options, and the calculation assumes purchase of treasury stock with the option proceeds at the average market price for the period (when dilutive). The Company has an incentive stock option plan for the benefit of directors, officers and employees. Diluted earnings per share have been determined considering the stock options granted, net of stock options which have been exercised.


Note 3 - Accounting for Certain Investments in Debt and Equity Securities

     At June 30, 2002, stockholders' equity included a positive $970,000, which represents the amount by which the market value of the available-for-sale securities and the available-for-sale mortgage-backed securities exceeded the book value, net of income tax of $500,000. A decrease in market interest rates during the six months ended June 30, 2002 resulted in a $365,000 increase in the market value, net of income tax effect, of the available-for-sale securities and the available-for-sale mortgage-backed securities. At the end of 2001, the market value of the available-for-sale securities portfolio exceeded the book value by $605,000, net of income tax benefit.

Note 4 - Accounting Change

     Effective January 1, 2002, the Company applied FASB Statement No. 142, Goodwill and Other Intangible Assets. Among its provisions is a requirement to disclose what reported net income would have been in all periods presented exclusive of amortization expense (net of related income tax effects) recognized in those periods related to goodwill, intangible assets no longer being amortized, and changes in amortization periods for intangible assets that will continue to be amortized together with related per share amounts.

                                                    Three months ended                     Six months ended
                                                          June 30,                              June 30,
                                                   2002            2001                   2002           2001
                                                 ------------------------              -------------------------
     Reported net income                         $938,428        $733,584              $1,831,615     $1,364,587
     Add goodwill amortization                          -          31,462                       -         62,924
                                                 ------------------------              -------------------------
     Adjusted net income                         $938,438        $765,046              $1,831,615     $1,427,511
                                                 ========================              =========================
     Basic earnings per share:
     Reported net income                         $   0.78        $   0.61              $     1.51     $     1.12
     Goodwill amortization                              -            0.03                       -           0.05
                                                 ------------------------              -------------------------
     Adjusted net income                         $   0.78        $   0.64              $     1.51     $     1.17
                                                 ========================              =========================

     Diluted earnings per share:
     Reported net income                         $   0.77        $   0.60              $     1.49     $     1.10
     Goodwill amortization                              -            0.03                       -           0.05
                                                 ------------------------              -------------------------
     Adjusted net income                         $   0.77        $   0.63              $     1.49     $     1.15
                                                 ========================              =========================

Based on current information, the Company determined during the second quarter that there was no impairment as the result of the application of FASB Statement No. 142. Impairment testing will be done annually in accordance with the requirements of the statement.

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

     During the first six months of 2002, the FOMC held target interest rates at the December 31, 2001 levels while maintaining a cautionary posture on the state of the economy. While some economic indicators are pointing toward a recovery, others are still weak, indicating that the economy remains slow. During the second quarter of 2002, a number of accounting and corporate governance problems at large publicly held companies have come to light, contributing to the volatility in the markets, which could impact the speed at which the economy moves into a full recovery. If the economy does move into a full recovery, then the next FOMC interest rate move would likely be an increase in its target rates.

     Rising interest rates, because of the Company's current structure of assets and liabilities, could have a detrimental effect on the Company's interest rate spread and results of operations. The Company had negative cumulative one-year gaps of 5.0% and 2.5%, respectively, at

December 31, 2001 and March 31, 2002, the most recent information available. A negative gap indicates that an increase in market interest rates might negatively affect net interest income and the results of operations, due to liabilities maturing, and repricing, from their current rates to higher rates, more quickly than assets will mature and reprice to higher rates. Management believes that the Company's current level of interest rate sensitivity is reasonable, in light of the current market rates and the possibility of increasing market rates. However, significant fluctuations in interest rates may have an adverse effect on the Company's financial condition and results of operations.

BUSINESS DEVELOPMENTS AND CURRENT INITIATIVES

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

     In response to rapidly falling interest rates during 2001, the Company modified its growth strategy and, once again, began to sell its fixed-rate mortgage originations in the secondary market. This strategy remained in effect through the first six months of 2002.

     Late In the first quarter of 2002, the Company's wholly-owned subsidiary Kankakee Federal Savings Bank invested $8.0 million in Bank Owned Life Insurance, (commonly referred to as "BOLI"), covering the lives of fourteen (14) senior officers. BOLI is variable rate, single premium whole life insurance. The Bank is the beneficiary of the policies, and the policies build cash value. Neither the increase in cash value, which is included in other income, nor the death benefits are taxable to the Bank or the Company. This provides a significant enhancement to earnings, which will help offset increases in the cost of employee benefits such as health insurance.

     In late March, Kankakee Federal Savings Bank reimplemented a capital utilization strategy, which involved the purchase of $30.0 million of adjustable-rate, mortgage-backed securities, using borrowed funds. The securities are the collateral for the borrowed funds, and there is a positive spread in the transaction which enhances net interest income, net income and earnings per share. The Company has evaluated the program, and it is comfortable with potential earnings volatility that may result from interest rate fluctuation. This strategy increased net interest income and pretax income by approximately $136,000 and $143,000, respectively for the three- and six-month periods ended June 30, 2002.

     The results of the Company's evaluation of its existing branch network and other service delivery systems, including locations, market areas, physical layouts, accessibility and market potentials and corporate identity are under review. Several market areas other than those currently served by the Company are also being considered as part of the process. As part of this process, on August 2, 2002, Kankakee Federal Savings Bank announced plans to construct a full-service banking facility in Bradley, Illinois, which, when completed in 2003, will replace its in-store branch in that community. In addition, the Bank also announced the acquisition of property at the north edge of Bourbonnais, Illinois as the site for a new banking facility. Planning for both facilities is in process. It is expected that several other changes will result as the evaluation process continues. In addition, the Company has completed a review of its organizational structure, including lines of authority, job functions and supervisory responsibilities. As a result of this review, three positions at the vice president level were eliminated, effective July 10, 2002.

     During the second quarter, the Company issued $10.0 million in trust preferred securities as part of a large pool of such securities. These securities, which carry a variable rate of interest, are includable, within specified limits, in regulatory capital. These funds are available to repurchase stock, fund an accretive acquisition or purchase securities as part of a leveraging strategy. Interest payments on these securities are deductible for income tax purposes.

FINANCIAL CONDITION

     Total assets of the Company increased by $51.0 million, or 10.4%, to $541.3 million at June 30, 2002 from $490.3 million at December 31, 2001.

     Cash and cash equivalents increased by $2.5 million, or 9.4%, from $26.7 million at December 31, 2001 to $29.2 million at June 30, 2002. The increase was primarily attributable to increases in deposits and borrowed money.

     During the six-month period ended June 30, 2002, net loans receivable increased by $6.8 million, or 1.7%, from $393.8 million to $400.6 million. This was primarily the result of the origination of $50.8 million of real estate loans, the purchase of $1.9 million of real estate loans and the origination of $26.0 million of consumer and commercial business loans, offset by loan repayments which totaled $72.2 million.

     Loans held for sale decreased by $205,000, or 24.8%, from $828,000 at December 31, 2001 to $623,000 at June 30, 2002. This was the result of the sale of $26.6 million of loans held for sale, at a net gain of $412,000, which was partially offset by the origination of $26.0 million of such loans.

     Securities available-for-sale increased by $2.2 million, or 6.4%, to $37.0 million at June 30, 2002 from $34.8 million at December 31, 2001 as the result of the purchase of $4.0 million of securities, which was partially offset by the exercise of call options by issuers on $2.0 million of securities, and by the net change in market value adjustment.

     Mortgage-backed securities available-for-sale increased by $30.6 million, or 263.0%, to $42.2 million at June 30, 2002 from $11.6 million at December 31, 2001. The increase resulted from the purchase of $32.5 million of securities, which was partially offset by the maturity of $2.3 of securities, and by the net change in market value adjustments.

     Deposits increased by $3.9 million, or 0.9%, from $415.5 million at December 31, 2001 to $419.4 million at June 30, 2002. During the six month period, there was a $1.5 million increase in certificate of deposit accounts, a $2.5 million increase in passbook, checking and money market accounts and a $99,000 decrease in accrued interest on deposits.

     Total borrowings increased by $47.3 million, or 157.7%, from $30.0 million at December 31, 2001 to $77.3 million at June 30, 2002. The increase was the result of $52.6 million in new borrowings, which were partially offset by repayments of $5.3 million. Borrowings at June 30, 2002 consisted of $10.0 million of Trust Preferred Debentures, $39.7 million in advances from the Federal Home Loan Bank of Chicago and $27.6 million in funds from securities sold under agreement to repurchase.

ASSET/LIABILITY MANAGEMENT

     During the first quarter of 2001, consistent with the growth strategy implemented in 2000, the Company retained virtually all the fixed-rate mortgage loans it originated. As a result of the changing interest rate environment during 2001, the Company, during the second quarter of 2001, resumed selling fixed-rate mortgage loans with terms of 20 years or longer in the secondary market. Late in the third quarter of 2001, the Company also began selling loans with terms of 15 years. Through the first six months of 2002, the Company continued to sell virtually all fixed-rate mortgage loans it originated with terms of 15 years of longer.

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

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOSSES ON LOANS

     The Company's non-performing assets increased to $4.1 million, or 0.76%, of total assets at June 30, 2002 from $2.2 million, or 0.45% of total assets at December 31, 2001. This represented an increase of $1.9 million over the six-month period and a decrease of $1.6 million from the March 31, 2002 total of $5.7 million in non-performing assets. During the six month period ended June 30, 2002, non-performing construction and development loans, non-performing commercial real estate loans and non-performing commercial business loans increased by $1.9 million, $432,000 and $226,000, respectively. These increases were partially offset by decreases in non-performing one-to-four family real estate loans and non-performing consumer loans of $130,000 and $135,000, respectively. In addition, foreclosed assets decreased by $306,000 and restructured troubled debts decreased by $63,000.

     Non-performing assets increased by approximately $1.9 million. The increase was primarily due to previously classified loans to three of the Company's long-term borrowers that became non-performing during the first quarter of 2002, the largest of which remained non-performing at the end of the second quarter. Many financial institutions, such as the Company, have experienced an increase in non-performing assets during this difficult economic period, as even well-established business borrowers have developed cash flow and other business related problems. It is management's belief that the allowance for losses on loans at June 30, 2002, was adequate, particularly in light of the second quarter reduction in total non-performing assets and the increase in the allowance for losses on loans. However, there can be no assurance that the allowance for losses on loans will be adequate to cover all losses.

     The ratio of the allowance for losses on loans to non-performing loans decreased to 93.2% as of June 30, 2002 compared to 230.3% as of December 31, 2001. The decrease in this ratio, which excludes foreclosed assets and restructured troubled debt, was the result of the increase of $2.3 million in non-performing loans.

     The Company classified $949,000 of its assets as Special Mention, $6.2 million as Substandard and $295,000 as Loss as of June 30, 2002. No assets were classified as Doubtful at June 30, 2002. This represents a decrease of $561,000 in the Special Mention category and a net decrease of $823,000 in the other categories from the December 31, 2001 totals for classified assets. The ratio of classified assets to total assets (including items classified as Special Mention) was 1.37% at June 30, 2002 as compared to 1.80% at December 31, 2001. The ratio of the allowance for losses on loans to classified assets increased to 42.9% as of June 30, 2002 compared to 29.3% as of December 31, 2001.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2002 AND 2001

     Net income for the quarter ended June 30, 2002 was $938,000 compared to $734,000 for the same period in 2001. This represented a $204,000, or 27.9%, increase. The increase in net income resulted from an increase of $673,000 in net interest income and $325,000 in other income which were partially offset by increases of provisions for losses on loans of $424,000, other expenses of $324,000 and income tax expense of $44,000.

     Basic earnings per share were $.78 for the quarter ended June 30, 2002 compared to $.61 for the 2001 quarter. Diluted earnings per share were $.77 for the quarter ended June 30, 2002 compared to $.60 for the comparable 2001 period, representing an increase of 28.3%.

     Net interest income increased $673,000, or 19.8%, during the quarter ended June 30, 2002, compared to the quarter ended June 30, 2001.

     The table presented on page 23 ("Table I"), sets forth an analysis of the Company's net interest income for the three-month periods ended June 30, 2002 and 2001.

     As Table I indicates, interest income increased $59,000, or 0.7%, remaining at approximately $8.3 million for the three-month period ended June 30, 2002 compared to the same period in 2001. The increase in interest income was the result of an increase in the average balance of interest-earning assets to $503.2 million during the 2002 period from $441.1 million during the 2001 period, which was substantially offset by a decrease in the yield earned on interest-earning assets to 6.63% during the 2002 period from 7.51% during the 2001 period. The increase in the average balance of interest-earning assets was due to increases in balances of loans, mortgage-backed securities and other interest-earning assets, which were partially offset by a decrease in balances of investment securities during the quarter. The decrease in the yield earned on interest-earning assets was the result of decreasing market interest rates during the quarter, which resulted in lower yields on short term assets and a lower yield on the reinvestment of principal repayments and prepayments on loans and on newly originated loans. The increase in average loans was primarily the result of an aggressive residential mortgage lending program during the first half of 2001, and growth in both commercial real estate and commercial business loans.

     Interest expense decreased $614,000, or 12.7%, to $4.2 million during the second quarter from $4.9 million in the same period in 2001. The decrease in interest expense was the result of a decrease in the average yield on interest-bearing liabilities to 3.43% during the 2002 period from 4.56% during the 2001 period, which was partially offset by an increase in the average outstanding balance of interest-bearing liabilities to $495.0 million during the 2002 period from

$426.9 million during the 2001 period. The increase in average interest-bearing liabilities resulted from the implementation of a leveraging strategy, increased use of borrowed funds, and the continuing movement to a sales oriented operation. The decrease in the average yield on interest-bearing liabilities resulted from decreasing market interest rates during the last eighteen months and an improvement in the deposit mix with a higher ratio of non-certificate deposit accounts.

     The provision for losses on loans totaled $464,000 during the second quarter of 2002, compared to $40,000 during the second quarter of 2001. The increase in the provision for losses on loans during the 2002 period was the result of several factors, including a specific reserve of $250,000, the overall increase in the loan portfolio and an increase in non-performing assets since December 31, 2001.

     Other income for the three-month period ended June 30, 2002 increased $325,000, or 41.1%, to $1.1 million compared to $789,000 for the same period in 2001. The increase was attributable to increases of $54,000 (8.8%) in fee income, $134,000 (334.2%) in gain on sale of loans held for sale, $120,000 (108.4%) in other income and $23,000 in net gain on the sale of real estate held for sale. These increases were partially offset by a decrease of $6,000 in insurance commissions. The $134,000 increase in gain on the sale of loans held for sale was the result of a full quarter of loan sales during 2002, compared to the 2001 quarter, during which loan sales were resumed. The increase in other income was the result of $137,000 in earnings from the investment in BOLI.

     Other expenses for the second quarter of 2002 increased $324,000 or 10.6%, to $3.4 million from $3.1 million for the second quarter of 2001. There were increases of $280,000 (54.6%) in other expenses, $154,000 (9.5%) in compensation and benefits, and $30,000 (165.2%) in provision for losses on foreclosed assets. These increases were partially offset by decreases of $10,000 (3.4%) in occupancy costs, $20,000 (12.2%) in furniture and equipment expense, $20,000 (18.6%) in advertising, $41,000 (34.6%) in telephone and postage and $48,000 (50.9%) in amortization of intangible assets. The increase in other expenses was primarily due to additional costs related to a proxy contest in connection with the annual meeting. A significant contributing factor to the increase in compensation and benefits was the higher cost of health insurance. Postage expenses decreased from the 2001 quarter during which an extensive mailing was required informing customers of the Company's privacy policy.

     Federal income taxes increased $45,000 to $414,000 for the three-month period ended June 30, 2002, compared to $369,000 for the same period in 2001. The primary reason for this increase was the increase in pre-tax income.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001

     Net income for the six months ended June 30, 2002 was $1.8 million compared to $1.4 million for the same period in 2001. This represented a $467,000, or 34.2%, increase. The increase in net income resulted from an increase of $1.2 million in net interest income, and an increase of $686,000 in other income, which were partially offset by increases of $725,000 in other expenses, $557,000 in provision for losses on loans and $112,000 in income tax expense.

     Basic earnings per share were $1.51 for the six months ended June 30, 2002 compared to $1.12 for the 2001 period. Diluted earnings per share were $1.49 for the six months ended June 30, 2002 compared to $1.10 for the comparable 2001 period, representing an increase of 35.5%.

     Net interest income increased $1.2 million, or 17.4%, during the six months ended June 30, 2002, compared to the six months ended June 30, 2001.

     The table presented on page 24 ("Table II") sets forth an analysis of the Company's net interest income for the six-month periods ended June 30, 2002 and 2001.

     As Table II indicates, interest income decreased $356,000, or 2.2%, to $16.1 million for the six-month period ended June 30, 2002 from $16.5 million for the same period in 2001. The decrease in interest income was the result of a decrease in the yield earned on interest-earning assets to 6.68% during the 2002 period from 7.62% during the 2001 period, which was partially offset by an increase in the average balance of interest-earning assets to $485.9 million during the 2002 period from $435.1 million during the 2001 period. The decrease in the yield earned on interest-earning assets was the result of decreasing market interest rates during 2001. Market rates have remained relatively low during the first half of 2002, resulting in lower rates on newly originated or purchased assets and on the reinvestment of maturing and prepaying assets. The increase in the average balance of interest-earning assets was primarily due to increases in balances of loans, mortgage-backed securities and other interest-earning assets, which were partially offset by a decrease in balances of investment securities during the period.

     Interest expense decreased $1.5 million, or 15.8%, to $8.2 million during the first six months of 2002 from $9.7 million in the same period in 2001. The decrease in interest expense was the result of a decrease in the average yield on interest-bearing liabilities to 3.48% during the 2002 period from 4.65% during the 2001 period, which was partially offset by an increase in the average outstanding balance of interest-bearing liabilities to $474.0 million during the 2002 period from $421.1 million during the 2001 period. The decrease in the average yield on interest-bearing liabilities resulted from decreasing market rates during 2001 and an improvement in the deposit mix with a higher ratio of non-certificate deposit accounts. The increase in average interest-bearing liabilities resulted from the implementation of a leveraging strategy, increased use of borrowed funds and the continuing movement to a sales oriented operation.

     The provision for losses on loans totaled $612,000 during the first six months of 2002, compared to $55,000 during the first six months of 2001. The increase in the provision for losses on loans during 2002 was the result of several factors, including a specific reserve of $250,000, the overall increase in the loan portfolio and an increase in non-performing loans. Although non-performing loans have increased since the end of 2001, they decreased during the second quarter of 2002.

     Other income for the six-month period ended June 30, 2002 increased $686,000, or 49.5%, to $2.1 million compared to $1.4 million for the same period in 2001. The increase was attributable to increases of $172,000 (15.7%) in fee income, $142,000 (71.7%) in other income, $372,000 (927.8%) in gain on the sale of loans held for sale and $23,000 (201.8%) in net gain on the sale of real estate held for sale. These increases were partially offset by a decrease of $22,000 in insurance commissions. The increase in fee income was primarily the result of an increase in checking accounts subject to fees. The increase in gain on the sale of loans held for sale was the result of a full six months of loan sales during 2002 compared to 2001, when loan sales were resumed during the second quarter. The increase in other income was the result of earnings from the investment in BOLI, which was made during the first quarter of 2002.

     Other expenses for the first half of 2002 increased $725,000, or 12.0%, to $6.8 million from $6.0 million during the 2001 period. There were increases of $402,000 (12.7%) in compensation and benefits, $19,000 (55.5%) in provision for losses on foreclosed assets, $14,000 (6.9%) in data processing services, and $485,000 (46.2%) in other expenses. These increases were partially offset by decreases of $16,000 (2.7%) in occupancy costs, $55,000 (15.8%) in furniture and equipment expense, $20,000 (11.6%) in advertising and $95,000 (50.9%) in amortization of intangible assets. The increase in compensation and benefits was due in large part to cost increases in employee benefits, such as health insurance. The increase in other expenses was primarily due to additional costs related to a proxy contest in connection with the 2002 annual meeting.

     Federal income taxes increased $113,000 to $799,000 for the six-month period ended June 30, 2002, compared to $686,000 for the same period in 2001. The primary reason for this increase was the increase in pre-tax income.

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

     As of June 30, 2002, the Bank exceeded all current minimum regulatory capital standards and was deemed to be "well capitalized" for purposes of the OTS's prompt corrective action regulations. At June 30, 2002, the Bank's tangible capital was $35.2 million, or 6.7%, of adjusted total assets, which exceeded the 1.5% requirement by $27.4 million and exceeded the 2.0% "critically undercapitalized" threshold by $24.7 million. In addition, at June 30, 2002, the Bank had core capital of $35.2 million, or 6.7%, of adjusted total assets, which exceeded the 4.0% requirement by $14.2 million and exceeded the 5.0% "well capitalized" threshold by $9.0 million. The Bank had risk-based capital of $38.2 million at June 30, 2002, or 11.2%, of risk-adjusted assets, which exceeded the minimum risk-based capital requirement by $10.8 million and exceeded the 10.0% "well capitalized" threshold by $4.0 million. Additionally, the Bank's $35.2 million of core capital equaled 10.3% of total risk-weighted assets, which exceeded the 6.0% "well capitalized" threshold by $14.7 million.

STOCK REPURCHASE

     During the quarter ended June 30, 2002, the Company repurchased 50,156 shares of common stock at a total cost of $1.9 million under its current stock repurchase program. Through June 30, 2002, a total of 737,699 shares of common stock of the Company had been purchased under the current and previous repurchase programs at a total cost of $17.0 million. As of June 30, 2002, the Company held 568,699 shares of its common stock as treasury stock. During the period from June 30, 2002 through August 1, 2002, an additional 4,545 shares of common stock were repurchased at a total cost of $168,000. At its July 9, 2002 meeting, the Company's Board of Directors authorized the repurchase of an additional 90,000 shares of common stock through January 31, 2003.

STOCK OPTIONS

     During the second quarter of 2002, options on 7,700 shares of common stock were exercised. Between June 30, 2002 and August 1, 2002, no options on shares of common stock were exercised. Through August 8, 2002, no notice was received from the one remaining holder of options of the intention to exercise options.

DIVIDENDS

     On July 9, 2002, a cash dividend of $.15 per share was declared, payable on August 30, 2002 to stockholders of record as of August 15, 2002. The Company's strong earnings performance provided the Board with the opportunity to continue dividend payments at the increased rate paid in the second quarter. The Company has paid a dividend every quarter since the dividend program was instituted in the first quarter of 1995. Future dividends will depend primarily upon earnings, financial condition and need for funds, as well as restrictions imposed by regulatory authorities regarding dividend payments and capital requirements.

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

          . The ability of the Company to develop and maintain secure and reliable electronic systems.
          . The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.
          . Consumer spending and saving habits which may change in a manner that affects the Company's business adversely. o Business combinations and the integration of acquired businesses which may be more difficult or expensive than expected. o The costs, effects and outcomes of existing or future litigation.
          . Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

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

                                     TABLE I
                    NET INTEREST INCOME ANALYSIS (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                          Three Months Ended June 30,
                                             -------------------------------------------------------------------------------------
                                                               2002                                         2001
                                             ----------------------------------------     ----------------------------------------
                                               Average        Interest                      Average        Interest
                                             Outstanding       Earned/        Yield/      Outstanding       Earned/        Yield/
                                               Balance          Paid           Rate         Balance          Paid           Rate
                                             -----------      --------       --------     -----------      --------       --------
                                                                              (Dollars in Thousands)
Interest-earning assets:
  Loans receivable (1)                         $398,827       $  7,075           7.12%      $362,541       $  7,084           7.84%
  Mortgage-backed securities (2)                 41,565            603           5.82%        14,573            256           7.05%
  Investments securities (3)                     38,188            532           5.59%        41,692            632           6.08%
  Other interest-earning assets                  22,009             74           1.35%        19,972            248           4.98%
  FHLB stock                                      2,625             33           5.04%         2,315             38           6.58%
                                               --------       --------                      --------       --------

Total interest-earning assets                   503,214          8,317           6.63%       441,093          8,258           7.51%
                                               --------       --------                      --------       --------

Other assets                                     38,238                                       29,622
                                               --------                                     --------

Total assets                                   $541,452                                     $470,715
                                               ========                                     ========

Interest-bearing liabilities:
  Certificate accounts                         $249,969          2,662           4.27%      $249,478          3,633           5.84%
  Savings deposits                               74,124            384           2.08%        61,499            405           2.64%
  Demand and NOW deposits                        99,718            390           1.57%        88,942            486           2.19%
  Borrowings                                     71,200            803           4.52%        27,000            329           4.89%
                                               --------       --------                      --------       --------

Total interest-bearing liabilities              495,011          4,239           3.43%       426,919          4,853           4.56%
                                               --------       --------                      --------       --------

Other liabilities                                 5,203                                        4,616
                                               --------                                     --------

Total liabilities                               500,214                                      431,535
                                               --------                                     --------

Stockholders' equity                             41,238                                       39,180
                                               --------                                     --------

Total liabilities and stockholders' equity     $541,452                                     $470,715
                                               ========                                     ========

Net interest income                                           $  4,078                                     $  3,405
                                                              ========                                     ========

Net interest rate spread                                                         3.20%                                        2.95%
                                                                             ========                                     ========

Net earning assets                             $  8,203                                     $ 14,174
                                               ========                                     ========

Net yield on average interest-earning
 assets (net interest margin)                                                    3.25%                                        3.10%
                                                                             ========                                     ========

Average interest-earning assets to
 average interest-bearing liabilities                           101.66%                                      103.32%
                                                              ========                                     ========

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

                                    TABLE II
                    NET INTEREST INCOME ANALYSIS (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                            Six Months Ended June 30,
                                             -------------------------------------------------------------------------------------
                                                               2002                                         2001
                                             ----------------------------------------     ----------------------------------------
                                               Average        Interest                      Average        Interest
                                             Outstanding       Earned/        Yield/      Outstanding       Earned/        Yield/
                                               Balance          Paid           Rate         Balance          Paid           Rate
                                             -----------      --------       --------     -----------      --------       --------
                                                                              (Dollars in Thousands)
Interest-earning assets:
  Loans receivable (1)                         $396,405       $ 14,055           7.15%      $353,422       $ 13,940           7.95%
  Mortgage-backed securities (2)                 28,706            814           5.72%        15,126            537           7.16%
  Investments securities (3)                     36,802            991           5.43%        46,929          1,408           6.05%
  Other interest-earning assets                  21,384            173           1.63%        17,398            492           5.70%
  FHLB stock                                      2,557             63           4.97%         2,240             75           6.75%
                                               --------       --------                      --------       --------

Total interest-earning assets                   485,854         16,096           6.68%       435,115         16,452           7.62%
                                               --------       --------                      --------       --------

Other assets                                     34,365                                       29,468
                                               --------                                     --------

Total assets                                   $520,219                                     $464,583
                                               ========                                     ========

Interest-bearing liabilities:
  Certificate accounts                         $250,592          5,506           4.43%      $247,940          7,240           5.89%
  Savings deposits                               71,796            739           2.08%        59,375            762           2.59%
  Demand and NOW deposits                        98,103            761           1.56%        87,249          1,009           2.33%
  Borrowings                                     53,543          1,165           4.39%        26,571            691           5.24%
                                               --------       --------                      --------       --------

Total interest-bearing liabilities              474,034          8,171           3.48%       421,135          9,702           4.65%
                                               --------       --------                      --------       --------

Other liabilities                                 4,776                                        4,344
                                               --------                                     --------

Total liabilities                               478,810                                      425,479
                                               --------                                     --------

Stockholders' equity                             41,409                                       39,104
                                               --------                                     --------

Total liabilities and stockholders' equity     $520,219                                     $464,583
                                               ========                                     ========

Net interest income                                           $  7,925                                     $  6,750
                                                              ========                                     ========

Net interest rate spread                                                         3.20%                                        2.97%
                                                                             ========                                     ========

Net earning assets                             $ 11,820                                     $ 13,980
                                               ========                                     ========

Net yield on average interest-earning
 assets (net interest margin)                                                    3.29%                                        3.13%
                                                                             ========                                     ========

Average interest-earning assets to
 average interest-bearing liabilities                           102.49%                                      103.32%
                                                              ========                                     ========

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

Item 2.  Changes in Securities  -  None

Item 3.  Defaults Upon Senior Securities  -  None

Item 4. Submission of Matters to a Vote of Security Holders - The Meeting of Stockholders of the Company was held on April 26, 2002. At the meeting, stockholders voted to elect two nominees to the board of directors and to ratify the appointment of McGladrey & Pullen, LLP, as the Company's independent auditors for 2002. Because of the contested nature of the annual meeting, the Company hired IVS Associates, Inc. to act as the independent inspectors of election. IVS Associates has certified that William Cheffer and Michael A. Stanfa were elected to serve as directors with terms expiring in 2005. The matters approved by stockholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

                a. The election of directors for a three year term expiring in 2005.

                   -------------------------------------------------------------------------------------
                              NOMINEE                       FOR                      WITHHOLD
                   -------------------------------------------------------------------------------------
                   William Cheffer                        603,911                     9,252
                   -------------------------------------------------------------------------------------
                   Michael A. Stanfa                      605,598                     7,565
                   -------------------------------------------------------------------------------------
                   Lawrence Seidman                       478,434                     2,001
                   -------------------------------------------------------------------------------------
                   Robert Williamson                      478,434                     2,001
                   -------------------------------------------------------------------------------------

                b. The ratification of McGladrey & Pullen, LLP, as the auditors for the year ending December 31, 2002.

                   -------------------------------------------------------------------------------------
                                FOR                       AGAINST                     ABSTAIN
                   -------------------------------------------------------------------------------------
                             1,062,964                     10,640                     19,984
                   -------------------------------------------------------------------------------------

Item 5.  Other Information  -  None

Item 6.  Exhibits and Reports on Form 8-K

           a. Exhibits - 99.1 - Certification of Chief Executive Officer
                         99.2 - Certification of Chief Financial Officer

           b. Reports on Form 8-K

                  On April 15, 2002, the Company filed a report on Form 8-K stating under Item 5 that the Company had, on April 15, 2002, issued a news release announcing its earnings for the quarter ending March 31, 2002, as well as other recent corporate events.

                  On April 22, 2002, the Company filed a report on Form 8-K stating under Item 5 that the Company had, on April 22, 2002, issued a news release announcing that Institutional Shareholder Services ("ISS"), recommended management's nominees for director at this year's annual meeting of stockholders.

                  On May 1, 2002, the Company filed a report on Form 8-K stating under Item 5 that the Company had, on May 1, 2002, issued a news release announcing the preliminary results of the election of directors conducted at the annual meeting of stockholders on April 26, 2002.

                  On May 8, 2002, the Company filed a report on Form 8-K stating under Item 5 that the Company had, on May 8, 2002, issued a news release announcing the certification of the results of the election of directors conducted at the annual meeting of stockholders on April 26, 2002.

                  On July 19, 2002, the Company filed a report on Form 8-K stating under Item 5 that the Company had, on July 19, 2002 issued a news release announcing its earnings for the quarter ended June 30, 2002, as well as other recent corporate events.

                             KANKAKEE BANCORP, INC.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               KANKAKEE BANCORP, INC.
                                               Registrant

Date:        August 8, 2002                    /s/ LARRY D. HUFFMAN
      -----------------------------            ---------------------------------
                                               President and CEO

Date:        August 8, 2002                    /s/ RONALD J. WALTERS
      -----------------------------            ---------------------------------
                                               Vice President and Treasurer
                                               (Principal Financial
                                               And Accounting Officer)