Form 10-Q
period 2002-09-30
KANKAKEE BANCORP INC
filed 2002-11-06
CIK 891523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              _____________________

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934 For the Quarterly Period Ended September 30, 2002.

                                       or

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From __________ to __________.

Commission File Number 1-13676
                       -------

                             KANKAKEE BANCORP, INC.
        ----------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                    36-3846489
-------------------------------------      -------------------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                   Identification Number)

310 South Schuyler Avenue, Kankakee, Illinois                    60901
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

                                  Yes  X No ___
                                      ---

As of November 1, 2002, there were 1,165,881 issued and outstanding shares of the Issuer's common stock (exclusive of 584,119 shares of the Issuer's common stock held as treasury stock).

                             KANKAKEE BANCORP, INC.

                                      INDEX

                                                                                  Page
                                                                                 Number
Part I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Financial
                    Statements (Unaudited)

                    Statements of Financial Condition,
                    September 30, 2002 and December 31, 2001                          3 - 4

                    Statements of Income and Comprehensive Income,
                    Three Months Ended September 30, 2002 and 2001                        5

                    Statements of Income and Comprehensive Income,
                    Nine Months Ended September 30, 2002 and 2001                         6

                    Statements of Cash Flows, Nine Months
                    Ended September 30, 2002 and 2001                                 7 - 8

                    Notes to Financial Statements                                    9 - 10

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                                   11 - 25

          Item 3.   Quantitative and Qualitative Disclosure                         14 - 15
                    About Market Risk

          Item 4.   Controls and Procedures                                              22

Part II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                                    26

          Item 2.   Changes in Securities                                                26

          Item 3.   Defaults Upon Senior Securities                                      26

          Item 4.   Submission of Matters to a Vote of Security Holders                  26

          Item 5.   Other Information                                                    26

          Item 6.   Exhibits and Reports on Form 8-K                                     26

          SIGNATURES AND CERTIFICATIONS                                                  27

            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (UNAUDITED)
                     KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                      September 30,   December 31,
                                                                          2002            2001
                                                                          ----            ----
Assets
     Cash and due from banks                                          $ 27,455,440   $ 15,432,128
     Federal funds sold                                                  8,290,431      7,112,641
     Money market funds                                                 12,134,255      4,117,945
                                                                      ------------   ------------
         Cash and cash equivalents                                      47,880,126     26,662,714
                                                                      ------------   ------------
     Certificates of deposit:                                               50,000         50,000
                                                                      ------------   ------------
     Securities:
     Investment securities:
         Available-for-sale, at fair value                              36,479,664     34,755,192
         Held-to-maturity, at cost (fair value:  September 30, 2002
         $1,470,335; December 31, 2001 - $1,483,946)                     1,461,297      1,464,804
                                                                      ------------   ------------
              Total investment securities                               37,940,961     36,219,996
                                                                      ------------   ------------
     Mortgage-backed securities:
         Available-for-sale, at fair value:                             40,887,755     11,635,592
         Held-to-maturity, at cost (fair value:  September 30, 2002
         $27,769; December 31, 2001 - $38,003)                              27,769         37,627
                                                                      ------------   ------------
              Total mortgage-backed securities                          40,915,524     11,673,219
                                                                      ------------   ------------
     Non-marketable equity securities                                        1,000          1,000
     Loans, net of allowance for losses on loans ($6,313,499 at
         September 30, 2002; $2,582,234 at December 31, 2001)          393,362,629    393,789,828
     Loans held for sale                                                   685,489        828,610
     Real estate held for sale                                             106,395        469,165
     Federal Home Loan Bank stock, at cost                               2,706,400      2,443,300
     Office properties and equipment                                    10,041,228      8,397,173
     Accrued interest receivable                                         2,926,146      2,823,090
     Other assets                                                       10,903,325      2,490,672
     Intangible assets                                                   4,293,050      4,431,101
                                                                      ------------   ------------
Total assets                                                          $551,812,273   $490,279,868
                                                                      ============   ============

                                                                     (Continued)

                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                     September 30,     December 31,
                                                                         2002             2001
                                                                         ----             ----
Liabilities and stockholders' equity
   Liabilities:
       Deposits
            Noninterest bearing                                    $  28,983,455    $  25,854,152
            Interest bearing                                         405,112,783      389,612,684
       Other borrowings                                               65,000,000       30,000,000
       Trust preferred indentures                                     10,000,000                -
       Advance payments by borrowers for taxes and insurance             648,057        1,905,766
       Other liabilities                                               1,986,478        1,716,366
                                                                   -------------    -------------
   Total liabilities                                                 511,730,773      449,088,968
                                                                   -------------    -------------

   Stockholders' equity
       Preferred stock, $.01 par value; authorized, 500,000
        shares; none outstanding                                               -                -
       Common stock, $.01 par value; authorized, 3,500,000
        shares; issued 1,750,000                                          17,500           17,500
       Additional paid-in capital                                     15,010,583       15,226,853
       Retained income, partially restricted                          37,502,511       36,964,331
       Treasury stock (584,119 shares at September 30, 2002;
        533,642 shares at December 31, 2001), at cost                (14,099,004)     (11,622,862)
       Accumulated other comprehensive income                          1,649,910          605,078
                                                                   -------------    -------------

   Total stockholders' equity                                         40,081,500       41,190,900
                                                                   -------------    -------------

Total liabilities and stockholders' equity                         $ 551,812,273    $ 490,279,868
                                                                   =============    =============

See notes to consolidated financial statements (unaudited).

      CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                       Three Months Ended September 30,
                                                                       --------------------------------
                                                                           2002              2001
                                                                           ----              ----
Interest income:
     Loans                                                              $ 6,867,477      $ 7,195,970
     Mortgage-backed securities                                             600,570          227,850
     Investment securities and other                                        650,860          788,540
                                                                        -----------      -----------
         Total interest income                                            8,118,907        8,212,360
                                                                        -----------      -----------
Interest expense:
     Deposits                                                             3,235,699        4,358,917
     Borrowed funds                                                         827,056          307,740
                                                                        -----------      -----------
         Total interest expense                                           4,062,755        4,666,657
                                                                        -----------      -----------
     Net interest income                                                  4,056,152        3,545,703

Provision for losses on loans                                             3,143,700          139,000
                                                                        -----------      -----------
     Net interest income after provision for losses on loans                912,452        3,406,703
Other income:
     Net gain on sale of securities available-for-sale                            -          441,120
     Net gain on sales of foreclosed assets                                   7,993           14,330
     Net gain on sales of loans held for sale                               300,976           72,548
     Fee income                                                             526,653          600,114
     Insurance commissions                                                   29,323           23,537
     Other                                                                  216,300           90,811
                                                                        -----------      -----------
         Total other income                                               1,081,245        1,242,460
                                                                        -----------      -----------
Other expenses:
     Compensation and benefits                                            1,809,498        1,605,956
     Occupancy                                                              316,363          337,918
     Furniture and equipment                                                153,966          150,146
     Federal deposit insurance premiums                                      18,039           18,351
     Advertising                                                             81,943          101,204
     Provision for losses on foreclosed assets                                3,014           45,300
     Data processing services                                                95,687           93,434
     Telephone and postage                                                  124,042           96,451
     Amortization of intangible assets                                       46,017           93,687
     Other general and administrative                                       590,174          573,801
                                                                        -----------      -----------
         Total other expenses                                             3,238,743        3,116,248
                                                                        -----------      -----------
Income (loss) before income taxes (benefit)                              (1,245,046)       1,532,915
Income taxes (benefit)                                                     (456,250)         512,700
                                                                        -----------      -----------
Net income (loss)                                                       $  (788,796)     $ 1,020,215
                                                                        ===========      ===========
Net income (loss)                                                       $  (788,796)     $ 1,020,215
Other comprehensive income:
     Unrealized gains on available-for-sale securities,
      net of related income taxes                                           679,804          376,340
                                                                        -----------      -----------
Comprehensive income (loss)                                             $  (108.992)     $ 1,396,555
                                                                        ===========      ===========

     Basic earnings (loss) per share                                         ($0.67)     $      0.84
                                                                        ===========      ===========
     Diluted earnings (loss) per share                                       ($0.67)     $      0.82
                                                                        ===========      ===========

See notes to consolidated financial statements (unaudited).

     CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                                   Nine Months Ended September 30,
                                                                                   -------------------------------
                                                                                     2002                  2001
                                                                                     ----                  ----
Interest income:
     Loans                                                                         $20,922,675        $21,135,829
     Mortgage-backed securities                                                      1,414,536            765,262
     Investment securities and other                                                 1,878,024          2,763,826
                                                                                   -----------        -----------
         Total interest income                                                      24,215,235         24,664,917
                                                                                   -----------        -----------
Interest expense:
     Deposits                                                                       10,242,396         13,370,060
     Borrowed funds                                                                  1,991,845            998,794
                                                                                   -----------        -----------
         Total interest expense                                                     12,234,241         14,368,854
                                                                                   -----------        -----------
     Net interest income                                                            11,980,994         10,296,063

Provision for losses on loans                                                        3,755,620            194,000
                                                                                   -----------        -----------
     Net interest income after provision for losses on loans                         8,225,374         10,102,063
                                                                                   -----------        -----------
Other income:
     Net gain on sale of securities available-for-sale                                       -            441,120
     Net gain on sales of foreclosed assets                                             42,136             25,644
     Net gain on sales of loans held for sale                                          712,920            112,628
     Fee income                                                                      1,787,943          1,689,798
     Insurance commissions                                                              55,414             71,505
     Other                                                                             556,252            288,752
                                                                                   -----------        -----------
         Total other income                                                          3,154,665          2,629,447
                                                                                   -----------        -----------
Other expenses:
     Compensation and benefits                                                       5,384,374          4,779,317
     Occupancy                                                                         905,758            943,765
     Furniture and equipment                                                           447,740            499,127
     Federal deposit insurance premiums                                                 54,437             54,885
     Advertising                                                                       235,509            274,933
     Provision for losses on foreclosed assets                                          57,315             80,214
     Data processing services                                                          309,389            293,392
     Telephone and postage                                                             338,460            318,207
     Amortization of intangible assets                                                 138,051            281,061
     Other general and administrative                                                2,123,741          1,622,657
                                                                                   -----------        -----------
         Total other expenses                                                        9,994,774          9,147,558
                                                                                   -----------        -----------
Income before income taxes                                                           1,385,265          3,583,952
Income taxes                                                                           342,446          1,199,150
                                                                                   -----------        -----------
Net income                                                                         $ 1,042,819        $ 2,384,802
                                                                                   ===========        ===========
Net income                                                                         $ 1,042,819        $ 2,384,802
Other comprehensive income:
     Unrealized gains on available-for-sale securities,
      net of related income taxes                                                    1,044,832            714,202
                                                                                   -----------        -----------
Comprehensive income                                                               $ 2,087,651        $ 3,099,004
                                                                                   ===========        ===========

     Basic earnings per share                                                      $      0.87        $      1.96
                                                                                   ===========        ===========
     Diluted earnings per share                                                    $      0.86        $      1.92
                                                                                   ===========        ===========

See notes to consolidated financial statements (unaudited).

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                  Nine Months Ended September 30,
                                                                  -------------------------------
                                                                       2002             2001
                                                                       ----             ----
Cash flows from operating activities:
     Net income                                                   $   1,042,819    $   2,384,802
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Provision for losses on loans                                3,755,620          194,000
         Provisions for losses on foreclosed assets                      57,315           80,214
         Depreciation and amortization                                  792,808          967,657
         Amortization of investment premiums and discounts, net          35,571          (19,803)
         Accretion of loan fees and discounts                           (44,650)           5,983
         Deferred income tax provision (benefit)                              -           23,858
         Originations of loans held for sale                        (40,469,642)     (10,824,918)
         Proceeds from sales of loans                                41,325,683       10,411,971
         Decrease (increase) in interest receivable                    (103,056)         235,730
         Decrease in interest payable on deposits                      (127,807)        (118,948)
         Net gain on sales of loans                                    (712,920)        (112,628)
         Net gain on sales of securities available-for-sale                   -         (441,120)
         Net gain on sales of foreclosed assets                         (42,136)         (25,644)
         Federal Home Loan Bank of Chicago, stock dividend              (98,800)        (116,900)
         Increase in cash surrender value of Bank
          Owned Life Insurance                                         (238,548)               -
         Other, net                                                    (383,996)        (279,556)
                                                                  -------------    -------------
Net cash from operating activities                                    4,788,261        2,364,698
                                                                  -------------    -------------

Cash flows from investing activities:
Investment securities
     Available-for-sale:
         Purchases                                                   (5,023,609)     (22,106,834)
         Proceeds from sales                                                  -        5,437,350
         Proceeds from calls and maturities                           4,000,000       35,070,000
     Held-to-maturity:
         Purchases                                                            -         (660,404)
         Proceeds from maturities and pay downs                           3,367            3,166
Mortgage-backed securities:
     Available-for-sale:
         Purchases                                                  (32,532,683)        (300,890)
         Proceeds from maturities and pay downs                       4,127,259        3,888,898
     Held-to-maturity:
         Proceeds from maturities and pay downs                           9,858           22,480
     Proceeds from sales of real estate                                 594,585          260,762
     Deferred loan fees and costs, net                                   20,272          209,117
     Loans originated                                              (115,635,178)    (145,272,661)
     Loans purchased                                                 (2,025,000)               -
     Principal collected on loans                                   114,032,034       98,988,189
     Purchases of office properties and equipment, net               (2,298,812)        (421,079)
     Purchase of Bank Owned Life Insurance                           (8,000,000)               -
                                                                  -------------    -------------
Net cash from investing activities                                  (42,727,907)     (24,881,906)
                                                                  -------------    -------------

See notes to consolidated financial statements (unaudited).

                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                                  Nine Months Ended September 30,
                                                                                  -------------------------------
                                                                                        2002            2001
                                                                                        ----            ----
Cash flows from financing activities:
     Net increase in non-certificate of deposit accounts                           $  3,181,917    $ 10,719,539
     Net increase in certificate of deposit accounts                                 15,575,292       7,678,327
     Net decrease in advance payments by
      borrowers for taxes and insurance                                              (1,403,100)     (1,286,290)
     Proceeds from short-term borrowings                                                      -      15,000,000
     Repayments of short-term borrowings                                                      -     (29,000,000)
     Proceeds from other borrowings                                                  52,600,000      25,000,000
     Repayments of other borrowings                                                  (7,600,000)    (10,000,000)
     Proceeds from exercise of stock options                                            509,722         103,952
     Dividends paid                                                                    (504,640)       (436,647)
     Purchase of treasury stock                                                      (3,202,133)     (1,543,360)
                                                                                   ------------    ------------
Net cash from financing activities                                                   59,157,058      16,235,521
                                                                                   ------------    ------------
Increase (decrease) in cash and cash equivalents                                     21,217,412      (6,281,687)
Cash and cash equivalents:
     Beginning of period                                                             26,662,714      25,147,273
                                                                                   ------------    ------------
     End of period                                                                 $ 47,880.126    $ 18,865,586
                                                                                   ============    ============
Supplemental disclosures of cash flow information
Cash paid during the period for:

     Interest of deposits                                                          $ 10,370,200    $ 13,489,000
                                                                                   ============    ============
     Interest on borrowed funds                                                    $  1,713,600    $  1,030,000
                                                                                   ============    ============
     Income taxes                                                                  $  1,204,514    $  1,140,218
                                                                                   ============    ============
Supplemental disclosures of non-cash investing activities:
Real estate acquired through foreclosure                                           $    270,007    $    310,110
                                                                                   ============    ============
Increase in unrealized gains on securities available-for-sale                      $  1,571,176    $  1,073,988
                                                                                   ============    ============
Increase in deferred taxes attributable to the
 unrealized gains on securities available-for-sale                                    ($526,344)      ($359,786)
                                                                                   ============    ============

See notes to consolidated financial statements (unaudited).

                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 2002

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The statement of condition at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report for Kankakee Bancorp, Inc. (the "Company") on Form 10-K for the year ended December 31, 2001.

Note 2 - Earnings Per Share

     Basic earnings per share of common stock have been determined by dividing net income for the period by the average number of shares of common stock outstanding. Diluted earnings per share of common stock have been determined by dividing net income for the period by the average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume exercise of stock options, and the purchase of treasury stock with the option proceeds at the average market price for the period (when dilutive). The Company has an incentive stock option plan for the benefit of directors, officers and employees. Diluted earnings per share have been determined considering the stock options granted, net of stock options which have been exercised.

                                         Three months ended          Nine months ended
                                           September 30,               September 30,
                                         2002          2001          2002          2001
                                         ----          ----          ----          ----
Net income (loss)                     ($788,796)   $ 1,020,215   $ 1,042,819   $ 2,384,802
                                      =========    ===========   ===========   ===========

Average outstanding shares
 of common stock                      1,173,475      1,206,701     1,202,880     1,215,097
Average common stock equivalents          1,020         26,234         5,517        26,205
                                      ---------    -----------   -----------   -----------
Total                                 1,174,495      1,232,935     1,208,397     1,241,302
                                      =========    ===========   ===========   ===========

Basic earnings (loss) per share          ($0.67)   $      0.84   $      0.87   $      1,96
                                      =========    ===========   ===========   ===========
Diluted earnings (loss) per share        ($0.67)   $      0.82   $      0.86   $      1.92
                                      =========    ===========   ===========   ===========

Note 3 - Accounting for Certain Investments in Debt and Equity Securities

     At September 30, 2002, stockholders' equity included a positive $1.6 million, which represents the amount by which the market value of the available-for-sale securities and the available-for-sale mortgage-backed securities exceeded the book value, net of income tax of $850,000. A decrease in market interest rates during the nine months ended September 30, 2002 resulted in a $1.0 million increase in the market value, net of income tax effect, of the available-for-sale securities and the available-for-sale mortgage-backed securities. At the end of 2001, the market value of the available-for-sale securities portfolio exceeded the book value by $605,000, net of income tax benefit.

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

                                                    Three months ended            Nine months ended
                                                      September 30,                 September 30,
                                                 2002             2001            2002            2001
                                                 ----             ----            ----            ----
Reported net income (loss)                   ($  788,796)   $   1,020,215   $   1,042,819   $   2,384,802
Add goodwill amortization                              -           31,462               -          94,386
                                             -----------    -------------   -------------   -------------
Adjusted net income (loss)                   ($  788,796)   $   1,051,677   $   1,042,819   $   2,479,188
                                             ===========    =============   =============   =============

Basic earnings (loss) per share:
Reported net income (loss)                   ($     0.67)   $        0.84   $        0.87   $        1.96
Goodwill amortization                                  -             0.03               -            0.08
                                             -----------    -------------   -------------   -------------
Adjusted net income (loss)                   ($     0.67)   $        0.87   $        0.87   $        2.04
                                             ===========    =============   =============   =============

Diluted earnings (loss) per share:
Reported net income (loss)                   ($     0.67)   $        0.82   $        0.86   $        1.92
Goodwill amortization                                  -             0.03               -            0.08
                                             -----------    -------------   -------------   -------------
Adjusted net income (loss)                   ($     0.67)   $        0.85   $        0.86   $        2.00
                                             ===========    =============   =============   =============

Based on current information, the Company determined during the second quarter that there was no impairment as the result of the application of FASB Statement No. 142. Impairment testing will be done annually as of September 30, in accordance with the requirements of the statement.

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

     A slowing economy would usually result in some increase in problem assets, and could possibly result in some increase in loan losses. In a slowing economy or recession, cash flows and profits of commercial customers decrease, which could result in an increase in delinquencies. Additionally, individual borrowers experience cash flow problems from job loss, reduction in investment returns or other causes. This could also result in an increase in delinquencies. In that regard, the Company experienced an increase of delinquencies and problem loans during the third quarter which resulted in a substantial increase in its provision for losses on loans.

     During the first nine months of 2002, the FOMC held target interest rates at the December 31, 2001 levels while maintaining a cautionary posture on the state of the economy. While some economic indicators are pointing toward a recovery, others are still weak, indicating that the economy remains slow. During 2002, a number of accounting and corporate governance problems at large publicly held companies have come to light, contributing to the volatility in the markets, which could impact the speed at which the economy moves into a full recovery. If the economy does move into a full recovery, then the next FOMC interest rate move would likely be an increase in its target rates.

     Rising interest rates, because of the Company's current structure of assets and liabilities, could have a detrimental effect on the Company's interest rate spread and results of operations. The Company had negative cumulative one-year gaps of 5.0% and 3.0%, respectively, at December 31, 2001 and June 30, 2002, the most recent information available. A negative gap indicates that an increase in market interest rates might negatively affect net interest income and the results of operations, due to liabilities maturing, and repricing, from their current rates to higher rates, more quickly than assets will mature and reprice to higher rates. Management believes that the Company's current level of interest rate sensitivity is reasonable, in light of the current market rates and the possibility of increasing market rates. However, significant fluctuations in interest rates may have an adverse effect on the Company's financial condition and results of operations.

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

     In response to rapidly falling interest rates during 2001, the Company modified its growth strategy and, once again, began to sell its fixed-rate mortgage originations in the secondary market. This strategy remained in effect through the first nine months of 2002.

     During 2002, the Company has initiated a number of strategies to improve profitability and enhance stockholder value. These include:

 - The Company's wholly-owned subsidiary, Kankakee Federal Savings Bank, invested $8.0 million in Bank Owned Life Insurance (commonly referred to as "BOLI"). This investment provides non-taxable current income through increases in cash surrender values. Net income of $239,000 from this investment has been recorded through the third quarter.

- The Bank implemented a capital utilization strategy in which $30.0 million of adjustable-rate, mortgage-backed securities were purchased using borrowed funds. This strategy has increased net interest income and pre-tax income by $291,000 through the third quarter.

- The Company issued $10.0 million in variable-rate trust preferred securities, as part of a large pool of such securities. These securities are includable, within specified limits, in regulatory capital, and the funds are available for a number of purposes, including the repurchase of stock, funding an accretive acquisition or purchasing securities as part of a leveraging strategy.

- The Company has conducted an evaluation of the branch network and other service delivery systems, including locations, market areas, physical layouts, accessibility, market potentials and corporate identity. As part of this process, the organizational structure, including lines of authority, job functions and supervisory responsibilities was also reviewed. A number of changes have already resulted from this process. These include:

           - the elimination of three positions at the vice president level;
           - the recently announced change of the name of the Bank to KFS
             Bank, F.S.B., which will be effective December 1, 2002;
           - the announcement on October 10, 2002 of the pending sale of the Bank's branch office in Hoopeston, Illinois;
           - the announced construction of a new office in Bradley, Illinois, to replace an in-store office, as well as a new office in Bourbonnais, Illinois; and
           - the renovation of the Coal City main office, and the planned renovation of offices in Bourbonnais, Manteno and Momence, all in Illinois.

FINANCIAL CONDITION

     Total assets of the Company increased by $62.0 million, or 12.6%, to $551.8 million at September 30, 2002 from $490.3 million at December 31, 2001.

     Cash and cash equivalents increased by $21.2 million, or 79.6%, from $26.7 million at December 31, 2001 to $47.9 million at September 30, 2002. The increase was primarily attributable to increases in deposits and borrowed money.

     During the nine-month period ended September 30, 2002, net loans receivable decreased by $427,000, or 0.1%, from $393.8 million to $393.4 million. This was primarily the result of loan repayments which totaled $114.0 million and an increase in the allowance for losses on loans of $3.7 million, which were substantially offset by the origination of $74.6 million of real estate loans, the purchase of $2.0 million of real estate loans and the origination of $41.1 million of consumer and commercial business loans.

     Loans held for sale decreased by $143,000, or 17.3%, from $828,000 at December 31, 2001 to $685,000 at September 30, 2002. This was the result of the sale of $41.3 million of loans held for sale, at a net gain of $713,000, which was partially offset by the origination of $40.5 million of such loans.

     Securities available-for-sale increased by $1.7 million, or 5.0%, to $36.5 million at September 30, 2002 from $34.8 million at December 31, 2001 as the result of the purchase of $5.0 million of securities, which was partially offset by the maturity or the exercise of call options by issuers on $4.0 million of securities, and by the net change in market value adjustment.

     Mortgage-backed securities available-for-sale increased by $29.3 million, or 251.4%, to $40.9 million at September 30, 2002 from $11.6 million at December 31, 2001. The increase resulted from the purchase of $32.5 million of securities, which was partially offset by the maturity of $4.1 of securities, and by the net change in market value adjustments.

     Deposits increased by $18.6 million, or 4.5%, from $415.5 million at December 31, 2001 to $434.1 million at September 30, 2002. During the nine month period, there was a $3.2 million increase in certificate of deposit accounts, a $15.6 million increase in passbook, checking and money market accounts and a $128,000 decrease in accrued interest on deposits.

     Total borrowings increased by $45.0 million, or 150.0%, from $30.0 million at December 31, 2001 to $75.0 million at September 30, 2002. The increase was the result of $52.6 million in new borrowings, which were partially offset by repayments of $7.6 million. Borrowings at September 30, 2002 consisted of $10.0 million of trust preferred debentures, $37.4 million in advances from the Federal Home Loan Bank of Chicago and $27.6 million in funds from securities sold under agreement to repurchase.

ASSET/LIABILITY MANAGEMENT

     During the first quarter of 2001, consistent with the growth strategy implemented in 2000, the Company retained virtually all the fixed-rate mortgage loans it originated. As a result of the changing interest rate environment during 2001, the Company, during the second quarter of 2001, resumed selling fixed-rate mortgage loans with terms of 20 years or longer in the secondary market. Late in the third quarter of 2001, the Company also began selling loans with terms of 15 years. Through the first nine months of 2002, the Company continued to sell virtually all fixed-rate mortgage loans it originated with terms of 15 years or longer.

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

     The Company attempts to manage its interest rate risk to the extent consistent with its interest margin objectives through management of the mix of its assets and liabilities in a number of ways, including the following:

       . To the extent requested in its lending areas, the Company has focused its one-to-four family residential lending program on adjustable rate mortgages ("ARMs"). Approximately 18.0% of one-to-four family originations in 2002 have been ARMs.
       . The Company has continued its origination of consumer loans having terms to maturity that are significantly shorter than residential loans.
       . The Company has increased originations of commercial business and construction loans having adjustable or floating interest rates, relatively short terms to maturity, or a combination thereof.
       . The Company regularly reviews its policy on newly originated fixed-rate mortgage loans, as to the question of which loans, if any, should be retained in portfolio versus which should be sold in the secondary market. Trends in the economy, trends in market interest rates, the Company's interest margin and the Company's current asset/liability mix are among the factors considered. Changes resulting from these reviews take effect on a specific calendar date and impact either those loans which are applied for on or after that date, or those loans which are closed on or after that date.

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

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOSSES ON LOANS

     The Company's non-performing assets increased to $9.7 million, or 1.76%, of total assets at September 30, 2002 from $2.2 million, or 0.45% of total assets at December 31, 2001. This represented an increase of $7.5 million over the nine-month period. Non-performing assets are presented on a gross balance basis and the totals have not been reduced by specific reserves. During the nine month period ended September 30, 2002, non-performing construction and development loans, non-performing commercial real estate loans and non-performing commercial business loans increased by $1.7 million, $4.6 million and $1.3 million, respectively. There were also small increases of $419,000 and $118,000 in non-performing one-to four family real estate loans and non-performing multi-family real estate loans, respectively. There were decreases of $94,000, $369,000 and $72,000 in non-performing consumer loans, foreclosed assets and restructured troubled debts, respectively.

     The ratio of the allowance for losses on loans to non-performing loans decreased to 69.5% as of September 30, 2002 compared to 230.3% as of December 31, 2001. The decrease in this ratio, which excludes foreclosed assets and restructured troubled debt, was the result of the increase of $7.5 million in non-performing loans.

     The Company classified $5.5 million of its assets as Special Mention, $6.9 million as Substandard and $3.2 million as Loss as of September 30, 2002. No assets were classified as Doubtful at September 30, 2002. This represents an increase of $4.0 million in the Special Mention category and a net increase of $2.8 million in the other categories from the December 31, 2001 totals for classified assets. The ratio of classified assets to total assets (including items classified as Special Mention) was 2.84% at September 30, 2002 as compared to 1.80% at December 31, 2001. The ratio of the allowance for losses on loans to classified assets increased to 40.3% as of September 30, 2002 compared to 29.3% as of December 31, 2001.

DISCUSSION ON PROVISION FOR LOSSES ON LOANS

     As with many financial institutions, the lagging economy has challenged many companies, including some of the Bank's customers. The significant provision for losses on loans of $3.1 million during the third quarter of 2002 was the result of the deterioration of two long-time credit relationships. One set of credits is with a group of related borrowers in the real estate development business, an industry that has been negatively affected in the Bank's market area by the general economic downturn. The second credit is with another customer in that same industry.

     The first set of credits is with a group of related borrowers, primarily for the acquisition and development of commercial real estate, as well as approximately $350,000 of unsecured loans made to the lead borrower. The slowdown in commercial real estate development resulted in cash flow problems for the borrowers, and the Company was informed by the lead borrower's attorney of the borrower's intention to file bankruptcy. Notice of the intended filing, together with a somewhat depressed market in commercial real estate, prompted an additional review of these loans. The review resulted in recording $1.9 million in specific reserves related to these loans and an additional $275,000 in general reserves on commercial loans. The petition for bankruptcy protection under Chapter 11 was filed on October 18, 2002.

     The second credit is for the development of a condominium project. The loan had been previously reported as both non-performing and substandard. The collectability of the loan had become dependent on the borrower providing additional funding to complete the project and extinguish the debt. While the borrower has agreed to continue making payments, current economic conditions have negatively impacted the borrower's cash flows. Consequently, the full collectabilty of the loan became questionable. A reserve of just over $1.0 million was established, which reduced the net balance to the total payments the Company anticipates receiving over the next 15 to 18 months.

     While management has been able to identify the Company's current exposure under the credits and has increased the allowance for losses on loans accordingly, it is possible that the Company will have to take future charges in relation to these loans. Management currently believes that the Company's maximum additional exposure under these loans is approximately $2.8 million, however, management has concluded that it is not appropriate at this time to add additional reserves for this amount. Management is continuing to examine the loans with these customers to evaluate the best course of action to realize the maximum recovery from these credits.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     The net loss for the quarter ended September 30, 2002 was $789,000 compared to net income of $1.0 million for the same period in 2001. This represented a $1.8 million, or 177.3% decrease. The decrease in net income resulted from an increase in the provision for losses on loans of $3.1 million, an increase in other expenses of $122,000 (3.9%) and a decrease in other income of $161,000 (13.0%). These items were partially offset by an increase in net interest income of $510,000 (14.4%) and a decrease in income tax expense of $969,000 (189.0%). The basic loss per share was $.67 for the quarter ended September 30, 2002 compared to basic earnings per share of $.84 for the 2001 quarter. The diluted loss per share was $.67 for the quarter ended September 30, 2002 compared to diluted earnings per share of $.82 for the comparable 2001 period, representing a decrease of 181.7%.

     Net interest income increased $510,000, or 14.4%, during the quarter ended September 30, 2002, compared to the quarter ended September 30, 2001.

     The table presented on page 24 ("Table I"), sets forth an analysis of the Company's net interest income for the three-month periods ended September 30, 2002 and 2001.

     As Table I indicates, interest income decreased $94,000, or 1.1%, to $8.1 million for the three-month period ended September 30, 2002 compared to the $8.2 million for same period in 2001. The decrease in interest income was the result of a decrease in the yield earned on interest-earning assets to 6.33% during the 2002 period from 7.28% during the 2001 period which was substantially offset by an increase in the average balance of interest-earning assets to $509.2 million during the 2002 period from $447.4 million during the 2001 period. The increase in the average balance of interest-earning assets was due to increases in balances of loans, mortgage-backed securities and other interest-earning assets, which were partially offset by a decrease in balances of investment securities during the quarter. The decrease in the yield earned on interest-earning assets was the result of decreasing market interest rates during the quarter, which resulted in lower yields on short term assets and a lower yield on the reinvestment of principal repayments and prepayments on loans and on newly originated loans. The increase in average loans was primarily the result of growth in both commercial real estate and commercial business loans.

     Interest expense decreased $604,000, or 12.9%, to $4.1 million during the third quarter from $4.7 million in the same period in 2001. The decrease in interest expense was the result of a decrease in the average yield on interest-bearing liabilities to 3.20% during the 2002 period from 4.27% during the 2001 period, which was partially offset by an increase in the average outstanding balance of interest-bearing liabilities to $504.2 million during the 2002 period from $434.1 million during the 2001 period. The increase in average interest-bearing liabilities resulted from the implementation of a leveraging strategy, increased use of borrowed funds, and the continuing movement to a sales oriented operation. The decrease in the average yield on interest-bearing liabilities resulted from decreasing market interest rates during the last twenty-one months and an improvement in the deposit mix with a higher ratio of non-certificate deposit accounts.

     The provision for losses on loans totaled $3.1 million during the third quarter of 2002, compared to $139,000 during the third quarter of 2001.

     Other income for the three-month period ended September 30, 2002 decreased $161,000, or 13.0%, to $1.1 million compared to $1.2 million for the same period in 2001. The decrease was attributable to a decrease of $73,000 (12.2%) in fee income, and to a non-recurring gain on the sale of securities of $441,000 during the 2001 period. These decreases were partially offset by increases of $6,000 (24.6%) in insurance commissions, $228,000 (314.7%) in gain on sales of loans held for sale and $125,000 (138.2%) in other income. The $228,000 increase in gain on the sale of loans held for sale was the result of an increase in the volume of loans sold to $14.5 million during 2002, compared to $5.2 million in the 2001 quarter. The increase in other income was the result of $113,000 in earnings from the investment in BOLI. The decrease in fee income was the result of a negative market value adjustment of $169,000 on the value of originated loan servicing rights during the 2002 period.

     Other expenses for the third quarter of 2002 increased $122,000 or 3.9%, to $3.2 million from $3.1 million for the third quarter of 2001. There were increases of $16,000 (2.9%) in other expenses, $204,000 (12.7%) in compensation and benefits, and $28,000 (28.6%) in telephone and postage. These increases were partially offset by decreases of $22,000 (6.4%) in occupancy costs, $19,000 (19.0%) in advertising, $42,000 (93.3%) in provision for losses on foreclosed assets and $48,000 (50.9%) in amortization of intangible assets. A significant contributing factor to the increase in compensation and benefits was the higher cost of health insurance. Postage expenses increased from the 2001 quarter due to an increase in postage rates.

     Federal income taxes decreased $969,000 to a benefit of $456,000 for the three-month period ended September 30, 2002, compared to an expense of $513,000 for the same period in 2001. The primary reason for this decrease was the pre-tax loss for the quarter.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     Net income for the nine months ended September 30, 2002 was $1.0 million compared to $2.4 million for the same period in 2001. This represented a $1.4 million, or 56.3%, decrease. The decrease in net income resulted from an increase of $3.6 million in provision for losses on loans and an increase of $847,000 in other expenses. These items were partially offset by increases of $1.7 million in net interest income and $525,000 in other income, and by a decrease of $857,000 in income tax expense.

     Basic earnings per share were $.87 for the nine months ended September 30, 2002 compared to $1.96 for the 2001 period. Diluted earnings per share were $.86 for the nine months ended September 30, 2002 compared to $1.92 for the comparable 2001 period, representing a decrease of 55.2%.

     Net interest income increased $1.7 million, or 16.4%, during the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001.

     The table presented on page 25 ("Table II") sets forth an analysis of the Company's net interest income for the nine-month periods ended September 30, 2002 and 2001.

     As Table II indicates, interest income decreased $450,000, or 1.8%, to $24.2 million for the nine-month period ended September 30, 2002 from $24.7 million for the same period in 2001. The decrease in interest income was the result of a decrease in the yield earned on interest-earning assets to 6.56% during the 2002 period from 7.50% during the 2001 period, which was partially offset by an increase in the average balance of interest-earning assets to $493.4 million during the 2002 period from $439.4 million during the 2001 period. The decrease in the yield earned on interest-earning assets was the result of decreasing market interest rates during 2001. Market rates have remained relatively low during the first nine months of 2002, resulting in lower rates on newly originated or purchased assets and on the reinvestment of maturing and prepaying assets. The increase in the average balance of interest-earning assets was primarily due to increases in balances of loans, mortgage-backed securities and other interest-earning assets, which were partially offset by a decrease in balances of investment securities during the period.

     Interest expense decreased $2.1 million, or 14.9%, to $12.2 million during the first nine months of 2002 from $14.3 million in the same period in 2001. The decrease in interest expense was the result of a decrease in the average yield on interest-bearing liabilities to 3.38% during the 2002 period from 4.51% during the 2001 period, which was partially offset by an increase in the average outstanding balance of interest-bearing liabilities to $483.8 million during the 2002 period from $425.6 million during the 2001 period. The decrease in the average yield on interest-bearing liabilities resulted from decreasing market rates during 2001 and an improvement in the deposit mix with a higher ratio of non-certificate deposit accounts. The increase in average interest-bearing liabilities resulted from the implementation of a leveraging strategy, increased use of borrowed funds and the continuing movement to a sales oriented operation.

     The provision for losses on loans totaled $3.8 million during the first nine months of 2002, compared to $194,000 during the first nine months of 2001.

     Other income for the nine-month period ended September 30, 2002 increased $525,000, or 20.0%, to $3.2 million compared to $2.6 million for the same period in 2001. The increase was attributable to increases of $98,000 (5.8%) in fee income, $268,000 (92.6%) in other income, $600,000 (533.0%) in gain on the sale of loans held for sale and $16,000 (64.3%) in net gain on the sale of real estate held for sale. These increases were partially offset by decreases of $16,000 (22.5%) in insurance commissions and $441,000 in net gain on the sale of securities available-for-sale. The increase in fee income was primarily the result of an increase in checking accounts subject to fees. The increase in gain on the sale of loans held for sale was the result of an increase in the volume of loans sold to $40.6 million for the nine month period of 2002 from $10.3 million for the comparable 2001 period. The increase in other income was primarily the result of $239,000 in earnings from the first quarter 2002 investment in BOLI.

     Other expenses for the first nine months of 2002 increased $847,000, or 9.3%, to $10.0 million from $9.1 million during the 2001 period. There were increases of $605,000 (12.7%) in compensation and benefits, $20,000 (6.4%) in telephone and postage, $16,000 (5.5%) in data processing services, and $501,000 (30.9%) in other expenses. These increases were partially offset by decreases of $38,000 (4.0%) in occupancy costs, $51,000 (10.3%) in furniture and equipment expense, $39,000 (14.3%) in advertising, $23,000 (28.5%) in provision for losses on foreclosed assets and $143,000 (50.9%) in amortization of intangible assets. The increase in compensation and benefits was due in large part to cost increases in employee benefits, such as health insurance. The increase in other expenses was primarily due to additional costs related to a proxy contest in connection with the 2002 annual meeting.

     Federal income taxes decreased $857,000 to $342,000 for the nine-month period ended September 30, 2002, compared to $1.2 million for the same period in 2001. The primary reason for this increase was the decrease in pre-tax income.

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

     As of September 30, 2002, the Bank exceeded all current minimum regulatory capital standards and was deemed to be "well capitalized" for purposes of the OTS's prompt corrective action regulations. At September 30, 2002, the Bank's tangible capital was $34.3 million, or 6.4%, of adjusted total assets, which exceeded the 1.5% requirement by $26.2 million and exceeded the 2.0% "critically undercapitalized" threshold by $23.6 million. In addition, at September 30, 2002, the Bank had core capital of $34.3 million, or 6.4%, of adjusted total assets, which exceeded the 4.0% requirement by $12.9 million and exceeded the 5.0% "well capitalized" threshold by $7.5 million. The Bank had risk-based capital of $37.4 million at September 30, 2002, or 10.8%, of risk-adjusted assets, which exceeded the minimum risk-based capital requirement by $9.8 million and exceeded the 10.0% "well capitalized" threshold by $2.9 million. Additionally, the Bank's $34.3 million of core capital equaled 10.0% of total risk-weighted assets, which exceeded the 6.0% "well capitalized" threshold by $13.6 million.

STOCK REPURCHASE

     During the quarter ended September 30, 2002, the Company repurchased 15,420 shares of common stock at a total cost of $568,000 under its current stock repurchase program. During the first nine months of 2002, the Company repurchased 83,612 shares of common stock at a total cost of $3.2 million. Through September 30, 2002, a total of 753,119 shares of common stock of the Company had been purchased under the current and previous repurchase programs at a total cost of $17.6 million. As of September 30, 2002, the Company held 584,119 shares of its common stock as treasury stock. During the period from September 30, 2002 through November 1, 2002, no additional shares of common stock were repurchased.

STOCK OPTIONS

     During the third quarter of 2002, no options on shares of common stock were exercised. Between September 30, 2002 and November 1, 2002, no options on shares of common stock were exercised. Through November 1, 2002, no notice was received from the one remaining holder of options of the intention to exercise options.

DIVIDENDS

     On October 8, 2002, a cash dividend of $.15 per share was declared, payable on November 27, 2002 to stockholders of record as of November 12, 2002. The Company has paid a dividend every quarter since the dividend program was instituted in the first quarter of 1995. Future dividends will depend primarily upon earnings, financial condition and need for funds, as well as restrictions imposed by regulatory authorities regarding dividend payments and capital requirements.

CONTROLS AND PROCEDURES

         Based upon an evaluation within the 90 days prior to the filing date of this report, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                     TABLE I
                    NET INTEREST INCOME ANALYSIS (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY
                        Three Months Ended September 30,
                        --------------------------------

                                                                 2002                                      2001
                                                                 ----                                      ----
                                                   Average       Interest                    Average       Interest
                                                 Outstanding     Earned/       Yield/      Outstanding      Earned/      Yield/
                                                   Balance        Paid          Rate         Balance         Paid         Rate
                                                   -------        ----          ----         -------         ----         ----
                                                                            (Dollars in Thousands)
Interest-earning assets:
   Loans (1)                                       $398,835      $ 6,867        6.83%        $378,830      $ 7,196        7.54%
   Mortgage-backed securities  (2)                   41,758          601        5.71%          13,197          228        6.85%
   Investment securities (3)                         38,752          530        5.43%          42,265          616        5.78%
   Other interest-earning assets                     27,187           87        1.17%          10,738          135        4.99%
   FHLB stock                                         2,698           34        5.00%           2,397           37        6.12%
                                                   --------      -------                     --------      -------

Total interest-earning assets                       509,230        8,119        6.33%         447,427        8,212        7.28%
                                                   --------      -------                     --------      -------

Other assets                                         39,901                                    29,337
                                                   --------                                  --------

Total assets                                       $549,131                                  $476,764
                                                   ========                                  ========

Interest-bearing liabilities:
   Certificate accounts                            $254,665        2,508        3.91%        $252,649        3,469        5.45%
   Savings deposits                                  73,401          349        1.89%          64,442          423        2.60%
   Demand and NOW deposits                          100,518          379        1.50%          89,257          467        2.08%
   Borrowings                                        75,650          827        4.34%          27,750          308        4.40%
                                                   --------      -------                     --------      -------

Total interest-bearing liabilities                  504,234        4,063        3.20%         434,098        4.667        4.27%
                                                   --------      -------                     --------      -------

Other liabilities                                     3,803                                     2,798
                                                   --------                                  --------

Total liabilities                                   508,037                                   436,896
                                                   --------                                  --------

Stockholders' equity                                 41,094                                    39,868
                                                   --------                                  --------

Total liabilities and stockholders' equity         $549,131                                  $476,764
                                                   ========                                  ========

Net interest income                                              $ 4,056                                   $ 3,545
                                                                 =======                                   =======

Net interest rate spread                                                        3.13%                                     3.01%
                                                                               =====                                      ====

Net earning assets                                 $  4,996                                  $ 13,329
                                                   ========                                  ========

Net yield on average interest-earning
assets (net interest margin)                                                    3.16%                                     3.14%
                                                                               =====                                      ====

Average interest-earning assets to
average interest-bearing liabilities                              100.99%                                   103.07%
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

                                    TABLE II
                    NET INTEREST INCOME ANALYSIS (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                      Nine Months Ended September 30,
                                                                      -------------------------------
                                                                 2002                                      2001
                                                                 ----                                      ----
                                                    Average      Interest                     Average      Interest
                                                  Outstanding    Earned/       Yield/       Outstanding    Earned/       Yield/
                                                    Balance       Paid          Rate          Balance       Paid          Rate
                                                    -------       ----          ----          -------       ----          ----
                                                                            (Dollars in Thousands)
Interest-earning assets:
   Loans (1)                                       $396,899      $20,923        7.05%        $361,639      $21,136        7.81%
   Mortgage-backed securities  (2)                   32,570        1,414        5.80%          14,491          765        7.06%
   Investment securities (3)                         37,414        1,520        5.43%          45,484        2,028        5.96%
   Other interest-earning assets                     23,945          260        1.45%          15,508          624        5.38%
   FHLB stock                                         2,602           98        5.04%           2,290          112        6.54%
                                                   --------      -------                     --------      -------

Total interest-earning assets                       493,430       24,215        6.56%         439,412       24,665        7.50%
                                                   --------      -------                     --------      -------

Other assets                                         36,244                                    29,424
                                                   --------                                  --------

Total assets                                       $529,674                                  $468,836
                                                   ========                                  ========

Interest-bearing liabilities:
   Certificate accounts                            $252,621        8,013        4.24%        $250,050       10,709        5.73%
   Savings deposits                                  72,219        1,089        2.02%          61,058        1,185        2.59%
   Demand and NOW deposits                           98,998        1,140        1.54%          87,503        1,476        2.26%
   Borrowings                                        60,010        1,992        4.44%          27,000          999        4.95%
                                                   --------      -------                     --------      -------

Total interest-bearing liabilities                  483,848       12,234        3.38%         425,611       14,369        4.51%
                                                   --------      -------                     --------      -------

Other liabilities                                     4,496                                     3,833
                                                   --------                                  --------

Total liabilities                                   488,344                                   429,444
                                                   --------                                  --------

Stockholders' equity                                 41,330                                    39,392
                                                   --------                                  --------

Total liabilities and stockholders' equity         $529,674                                  $468,836
                                                   ========                                  ========

Net interest income                                              $11,981                                   $10,296
                                                                 =======                                   =======

Net interest rate spread                                                        3.18%                                     2.99%
                                                                               =====                                     =====

Net earning assets                                 $  9,582                                  $ 13,801
                                                   ========                                  ========

Net yield on average interest-earning
assets (net interest margin)                                                    3.25%                                     3.13%
                                                                               =====                                     =====

Average interest-earning assets to
average interest-bearing liabilities                              101.98%                                  103.24%
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

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

          a. Exhibits - 99.1 - Certification of Chief Executive Officer
                        99.2   Certification of Chief Financial Officer

          b. Reports on Form 8-K

               On July 19, 2002, the Company filed a report on Form 8-K stating under Item 5 that the Company had, on July 19, 2002 issued a news release announcing its earnings for the quarter ended June 30, 2002, as well as other recent corporate events.

               On August 30, 2002, the Company filed a report on Form 8-K stating under Item 5 that the Company had, on August 30, 2002, issued a news release announcing that it had issued a letter to stockholders in connection with the payment of its second quarter dividend.

               On October 4, 2002, the Company filed a report on Form 8-K stating under Item 5 that the Company on October 4, 2002 issued a news release announcing that it took a nonrecurring after-tax charge of approximately $2.17 million, or approximately $1.85 per diluted share, to its third quarter earnings.

               On October 10, 2002, the Company filed a report on Form 8-K stating under Item 5 that the Company, on October 10, 2002 issued a news release announcing the signing of a definitive agreement by its wholly-owned subsidiary, Kankakee Federal Savings Bank, to sell its banking office in Hoopeston, Illinois to Capstone Bank, N.A., of Watseka, Illinois.

               On October 22, 2002, the Company filed a report on Form 8-K stating under Item 5 that the Company had, on October 22, 2002 issued a news release announcing its earnings for the quarter ended September 30, 2002, as well as other recent corporate events.

                             KANKAKEE BANCORP, INC.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              KANKAKEE BANCORP, INC.
                                              Registrant


Date:        November 6, 2002                 /s/ LARRY D. HUFFMAN
       ----------------------------           --------------------------------
                                              President and CEO


Date:        November 6, 2002                 /s/ RONALD J. WALTERS
       -----------------------------          --------------------------------
                                              Vice President and Treasurer
                                              (Principal Financial
                                              And Accounting Officer)

         I, Larry D. Huffman, President and Chief Executive Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kankakee Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

                                          /s/ Larry D. Huffman
                                          --------------------------------------
                                          President and CEO

         I, Ronald J. Walters, Vice President and Treasurer and Principal Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kankakee Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

                                    /s/ Ronald J. Walters
                                    --------------------------------------------
                                    Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)