Form 10-K
period 2002-12-31
KANKAKEE BANCORP INC
filed 2003-03-26
CIK 891523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

                                                  Name of Each Exchange
            Title of Each Class                   on which Registered
     Common Stock, par value $.01 per share       American Stock Exchange
        Preferred Share Purchase Rights           American Stock Exchange

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

     YES X NO___

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __ No X

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price on the American Stock Exchange on June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $40,447,528.*

     As of March 3, 2003, the Registrant had issued and outstanding 972,611 shares of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     PARTS II and IV of Form 10-K--Portions of the 2002 Annual Report to Stockholders.
     PART III of Form 10-K--Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders.

----------
* Based on the last reported price ($39.75) of an actual transaction in the Registrant's common stock on June 28, 2002, and reports of beneficial ownership filed by directors and executive officers of the Registrant and by beneficial owners of more than 5% of the outstanding shares of common stock of the Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of the Registrant's common stock.

                             KANKAKEE BANCORP, INC.

                         2002 ANNUAL REPORT ON FORM 10-K

                                Table of Contents

                                                                               Page Number
                                                                               -----------
                                     PART I
Item     1.  Business..................................................................  4
Item     2.  Properties................................................................ 45
Item     3.  Legal Proceedings......................................................... 46
Item     4.  Submission of Matters to a Vote of Security Holders....................... 46

                                     PART II

Item     5.  Market for the Registrant's Common Stock and Related
                Stockholder Matters.................................................... 46
Item     6.  Selected Financial Data................................................... 46
Item     7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.................................... 46
Item     7a. Quantitative and Qualitative Disclosures About Market Risk................ 46
Item     8.  Financial Statements and Supplementary Data............................... 48
Item     9.  Changes in and Disagreements With Accountants on
                Accounting and Financial Disclosure.................................... 48

                                    PART III

Item    10.  Directors and Executive Officers of the Registrant........................ 48
Item    11.  Executive Compensation.................................................... 49
Item    12.  Security Ownership of Certain Beneficial Owners and
                Management............................................................. 49
Item    13.  Certain Relationships and Related Transactions............................ 49
Item    14.  Controls and Procedures................................................... 49

                                     PART IV

Item    15.  Exhibits, Financial Statement Schedules, and Reports on 8-K............... 50

Form 10-K Signature Page............................................................... 54

                                     PART I

Item 1.  BUSINESS

                                   THE COMPANY

GENERAL

     Kankakee Bancorp, Inc., a Delaware corporation (the "Company"), is a savings and loan holding company registered under the Home Owner's Loan Act, as amended (the "HOLA"). The Company's primary business activity is acting as the holding company for KFS Bank, F.S.B., a federally chartered savings bank (the "Bank"). The Bank has two subsidiaries, KFS Service Corp., and its wholly-owned subsidiary, KFS Insurance Agency, Inc., which engage in the business of providing securities brokerage services and insurance and annuity products to its customers and appraisal services to the Bank and other lenders in the Kankakee area. All references to KFS Service Corp. include KFS Insurance Agency, Inc., unless clearly indicated otherwise. The Company was organized in 1992, in connection with the Bank's conversion from the mutual to the stock form of organization which was completed on December 30, 1992. As part of the conversion, the Company issued 1,750,000 shares of its common stock, $.01 par value per share, at a price of $9.875 per share. On March 24, 1995, the Company's common stock was listed on the American Stock Exchange under the symbol "KNK". Prior to March 24, 1995, the Company's common stock was quoted on The Nasdaq Stock Market under the symbol "KNKB".

     The Bank is the Company's only financial institution subsidiary and was initially chartered as an Illinois state savings and loan association in 1885. The Bank converted to a federally chartered savings and loan association in 1937 and changed its name to Kankakee Federal Savings Bank in connection with its conversion to stock form in 1992. The Bank changed its name to KFS Bank, F.S.B., as of December 1, 2002. All references to the Company include the Bank and its subsidiaries unless clearly indicated otherwise.

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

     The Bank serves the financial needs of families and local businesses in its primary market areas through its main office located at 310 S. Schuyler Avenue, Kankakee, Illinois and thirteen branch offices located in the communities of Ashkum, Bourbonnais, Bradley, Braidwood, Champaign, Coal City (2), Diamond, Dwight, Herscher, Manteno, Momence and Urbana, Illinois. At December 31, 2002, the Company had consolidated assets of $546.4 million, deposits of $432.0 million and stockholders' equity of $41.1 million.

     The Company engages in a general full service retail banking business and offers a broad variety of consumer oriented products and services to residents of its primary market areas. The

Company is principally engaged in the business of attracting deposits from the general public and originating residential mortgage loans in its primary market areas. The Company also originates commercial real estate, consumer, multi-family, commercial business and construction loans. In addition, the Company invests in mortgage-backed securities, investment securities, certificates of deposit and short-term liquid assets. The Company also offers a Visa/MasterCard program, debit card services, on-line banking and bill payment services and, on an agency basis through KFS Service Corp., securities brokerage services and insurance and annuity products to the Company's customers, and provides appraisal services for the Bank and others.

     Since 1998, the Bank has offered trust services. While the Bank has authority for full trust services, it has focused on personal trust services and limited employee benefit plan services.

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

MARKET AREA

     The Bank's main office is located at 310 S. Schuyler Avenue, Kankakee, Illinois. The bank also has thirteen branch offices located in the communities of Ashkum, Bourbonnais, Bradley, Braidwood, Champaign, Coal City (2), Diamond, Dwight, Herscher, Manteno, Momence and Urbana. The Company's market areas include Kankakee, Champaign, Grundy, Iroquois and Livingston Counties and portions of Will County, in Illinois. During 2001, the Company began working with a consulting firm to determine how to increase the profitability of each branch location and whether operations in certain market areas should be expanded or abandoned so that the Company's capital resources may be put to use in other market areas more profitably. The Company also continues to look for expansion opportunities, including financial institution and branch acquisitions, that would increase the Company's return to its stockholders. As a result, the Company's market area is subject to revision.

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

                                                                    December 31,
                            --------------------------------------------------------------------------------------------
                                     2002                    2001                  2000                  1999
                            ---------------------   -------------------    ---------------------   ---------------------
                              Amount      Percent     Amount    Percent      Amount      Percent     Amount     Percent
                            ----------   --------   ----------  -------    ----------   --------   ----------   --------
                                                                (Dollars in thousands)
Real Estate Loans
  One-to-four family ...... $  228,623      53.09%  $  247,436    60.06%   $  211,891      58.73%  $  165,089      56.61%
  Multi-family ............     13,672       3.18       11,983     2.91        11,608       3.22        8,923       3.06
  Commercial ..............     56,589      13.14       48,543    11.78        39,564      10.97       28,869       9.90
  Construction or
   development ............     21,286       4.94       22,555     5.47        17,797       4.93       14,235       4.88
  Mortgage-backed
   securities and parti-
   cipation certificates ..     38,205       8.87       11,673     2.83        16,118       4.47       17,600       6.03
                            ----------   --------   ----------  -------    ----------   --------   ----------   --------

    Total real estate loans
     and mortgage-backed
     securities ...........    358,375      83.22      342,190    83.05       296,978      82.32      234,716      80.48
                            ----------   --------   ----------  -------    ----------   --------   ----------   --------

Other Loans:
  Consumer Loans:
    Deposit account .......        812       0.19          831     0.20           786       0.22          788       0.27
    Student ...............         --         --           --       --            --         --          151       0.05
    Automobile ............      5,351       1.24        7,006     1.70         7,281       2.02        5,541       1.90

                                  December 31,
                              -------------------
                                     1998
                              -------------------
                                Amount    Percent
                              ----------  -------
Real Estate Loans
  One-to-four family ......   $  159,956    59.23%
  Multi-family ............        5,556     2.06
  Commercial ..............       21,291     7.88
  Construction or
   development ............       13,938     5.16
  Mortgage-backed
   securities and parti-
   cipation certificates ..       18,746     6.94
                              ----------  -------

    Total real estate loans
     and mortgage-backed
     securities ...........      219,487    81.27
                              ----------  -------

Other Loans:
  Consumer Loans:
    Deposit account .......          827     0.31
    Student ...............          231     0.09
    Automobile ............        3,830     1.42

                                                                        December 31,
                                --------------------------------------------------------------------------------------
                                         2002                  2001                  2000                  1999
                                ---------------------   -------------------  -------------------  --------------------
                                  Amount     Percent      Amount    Percent    Amount    Percent    Amount     Percent
                                ----------   --------   ----------  -------  ---------   -------  ---------   --------
    Home equity .............       22,560       5.24       18,407     4.47     17,815      4.94     17,028       5.84
    Home improvement ........           --         --           --       --         --        --          2       0.00
    Mobile home .............        1,132       0.26        1,408     0.34      1,734      0.48      2,158       0.74
    Credit cards ............        1,128       0.26        1,213     0.29      1,286      0.36      1,286       0.44
    Personal ................        7,985       1.86        9,705     2.36     11,133      3.08      7,946       2.73
                                ----------   --------   ----------  -------  ---------   -------  ---------   --------
      Total consumer loans ..       38,968       9.05       38,570     9.36     40,035     11.10     34,900      11.97
Commercial business loans ...       33,301       7.73       31,255     7.59     23,750      6.58     22,013       7.55
                                ----------   --------   ----------  -------  ---------   -------  ---------   --------
    Total other loans .......       72,269      16.78       69,825    16.95     63,785     17.68     56,913      19.52
                                ----------   --------   ----------  -------  ---------   -------  ---------   --------
Total loans and mortgage-
 backed securities
 receivable .................      430,644     100.00%     412,015   100.00%   360,763    100.00%   291,629     100.00%
                                ----------   ========   ----------  =======  ---------   =======  ---------   ========
Less:
  Loans in process ..........        1,043                   2,671               3,341                1,394
  Deferred fees and
   discounts ................          505                     470                 192                  104
  Allowance for losses
   on loans .................        6,524                   2,582               2,156                2,171
                                ----------              ----------           ---------            ---------
  Total loans and mortgage-
   backed securities
   receivable, net ..........   $  422,572              $  406,292           $ 355,074            $ 287,960
                                ==========              ==========           =========            =========

                                  December 31,
                              -------------------
                                      1998
                              -------------------
                                Amount    Percent
                              ---------   -------
    Home equity .............    17,215      6.37
    Home improvement ........         7      0.00
    Mobile home .............     2,826      1.05
    Credit cards ............     1,376      0.51
    Personal ................     6,900      2.55
                              ---------   -------
      Total consumer loans ..    33,212     12.30
Commercial business loans ...    17,365      6.43
                              ---------   -------
    Total other loans .......    50,577     18.73
                              ---------   -------
Total loans and mortgage-
 backed securities
 receivable .................   270,064    100.00%
                              ---------   =======
Less:
  Loans in process ..........     1,671
  Deferred fees and
   discounts ................       129
  Allowance for losses
   on loans .................     2,375
                              ---------
  Total loans and mortgage-
   backed securities
   receivable, net .......... $ 265,889
                              =========

     The following table shows the composition of the Company's loan and mortgage-backed securities portfolios by fixed and adjustable rate at the dates indicated. Loans held for sale are included primarily as fixed-rate one-to-four family residential loans.

                                                                      December 31,
                                -----------------------------------------------------------------------------------------
                                          2002                  2001                  2000                    1999
                                ----------------------   ------------------   --------------------   --------------------
                                  Amount       Percent    Amount    Percent     Amount     Percent     Amount     Percent
                                ----------     -------   ---------  -------   ----------   -------   ----------   -------
                                                                        (Dollars in thousands)
Fixed-Rate Loans and
Mortgage-Backed Securities
  Real estate:
    One-to-four family ........ $  164,186       38.13%  $ 177,253    43.02%  $  132,847     36.82%  $   83,407     28.60%
    Multi-family ..............      2,652        0.62       2,884     0.70        3,206      0.89          693      0.24
    Commercial ................     13,500        3.13      11,410     2.77       11,015      3.06        7,664      2.63
    Construction or
     development ..............      6,292        1.46       7,142     1.73        2,579      0.71        2,380      0.82
  Mortgage-backed securities ..      9,303        2.16       9,185     2.23       11,813      3.28       11,731      4.02
                                ----------     -------   ---------  -------   ----------   -------   ----------   -------
  Total real estate loans and
   mortgage-backed
   securities .................    195,933       45.50     207,874    50.45      161,460     44.76      105,875     36.31
Consumer ......................     19,537        4.54      23,179     5.62       24,092      6.68       18,826      6.46
Commercial business ...........     17,047        3.96      18,166     4.41       12,709      3.52       11,215      3.85
                                ----------     -------   ---------  -------   ----------   -------   ----------   -------
  Total fixed-rate loans and
   mortgage-backed securities .    232,517       54.00     249,219    60.48      198,261     54.96      135,916     46.62
                                ----------     -------   ---------  -------   ----------   -------   ----------   -------
Adjustable-Rate Loans and
Mortgage-Backed Securities
  Real estate:
    One-to-four family ........     64,437       14.96      70,183    17.04       79,044     21.91       81,682     28.01
    Multi-family ..............     11,020        2.56       9,099     2.21        8,402      2.33        8,230      2.82
    Commercial ................     43,089       10.01      37,133     9.01       28,549      7.91       21,205      7.27
    Construction or
     development ..............     14,994        3.48      15,413     3.74       15,218      4.22       11,855      4.06

                                      December 31,
                                  --------------------
                                          1998
                                  --------------------
                                    Amount     Percent
                                  ----------   -------
Fixed-Rate Loans and
Mortgage-Backed Securities
  Real estate:
    One-to-four family ........   $   75,352     27.90%
    Multi-family ..............          390      0.14
    Commercial ................        2,076      0.77
    Construction or
     development ..............        2,708      1.00
  Mortgage-backed securities ..        9,296      3.44
                                  ----------   -------
  Total real estate loans and
   mortgage-backed
   securities .................       89,822     33.25
Consumer ......................       19,087      7.07
Commercial business ...........        8,020      2.97
                                  ----------   -------
  Total fixed-rate loans and
   mortgage-backed securities .      116,929     43.29
                                  ----------   -------
Adjustable-Rate Loans and
Mortgage-Backed Securities
  Real estate:
    One-to-four family ........       84,604     31.33
    Multi-family ..............        5,166      1.92
    Commercial ................       19,215      7.11
    Construction or
     development ..............       11,230      4.16

                                                                    December 31,
                                    -----------------------------------------------------------------------------------------
                                          2002                  2001                  2000                  1999
                                    ---------------------- --------------------- ---------------------  ---------------------
                                     Amount     Percent     Amount    Percent     Amount     Percent     Amount      Percent
                                    ---------   -------   ---------   -------   ----------   -------   ----------   ---------
    Mortgage-backed securities....     28,902      6.71       2,488      0.60        4,305      1.19        5,869        2.01
                                    ---------   -------   ---------   -------   ----------   -------   ----------   ---------
      Total real estate loans
       and mortgage-backed
       securities ................    162,442     37.72     134,316     32.60      135,518     37.56      128,841       44.17
Consumer .........................     19,431      4.51      15,391      3.74       15,943      4.42       16,074        5.51
Commercial business ..............     16,254      3.77      13,089      3.18       11,041      3.06       10,798        3.70
                                    ---------   -------   ---------   -------   ----------   -------   ----------   ---------
    Total adjustable-rate loans
     and mortgage-backed
     securities ..................    198,127     46.00     162,796     39.52      162,502     45.04      155,713       53.38
                                    ---------   -------   ---------   -------   ----------   -------   ----------   ---------
  Total loans and mortgage-
   backed securities .............    430,644    100.00%    412,015    100.00%     360,763    100.00%     291,629      100.00%
                                    ---------   =======   ---------   =======   ----------   =======   ----------   =========
Less:
  Loans in process ...............      1,043                 2,671                  3,341                  1,394
  Deferred fees and discounts ....        505                   470                    192                    104
  Allowance for losses on loans ..      6,524                 2,582                  2,156                  2,171
                                    ---------             ---------             ----------             ----------
    Total loans and mortgage-
     backed securities
     receivable, net .............  $ 422,572             $ 406,292             $  355,074             $  287,960
                                    =========             =========             ==========             ==========

                                         December 31,
                                     -------------------
                                            1998
                                     -------------------
                                     Amount      Percent
                                     ----------  -------
    Mortgage-backed securities ...        9,450     3.50
                                     ----------  -------
      Total real estate loans
       and mortgage-backed
       securities ................      129,665    48.02
Consumer .........................       14,125     5.23
Commercial business ..............        9,345     3.46
                                     ----------  -------
    Total adjustable-rate loans
     and mortgage-backed
     securities ..................      153,135    56.71
                                     ----------  -------
  Total loans and mortgage-
   backed securities .............      270,064   100.00%
                                     ----------  =======
Less:
  Loans in process ...............        1,671
  Deferred fees and discounts ....          129
  Allowance for losses on loans ..        2,375
                                     ----------
    Total loans and mortgage-
     backed securities
     receivable, net .............   $  265,889
                                     ==========

     The following schedule illustrates the interest rate sensitivity of the Company's loan and mortgage-backed securities portfolio at December 31, 2002. Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract reprices. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                               Real Estate
                    ------------------------------------------------------------------
                    One-to-four family and
                         Mortgage-Backed        Multi-family and     Construction or
                           Securities              Commercial          Development
                    -----------------------   -------------------  -------------------
                                   Weighted              Weighted             Weighted
                                   Average                Average             Average
                      Amount         Rate      Amount      Rate      Amount     Rate
                    ----------     --------   --------   --------  ---------  --------
                                         (Dollars in thousands)
Due During Twelve
 Month Periods
 Ending
 December 31,
2003(1)............ $      133         8.97%  $ 13,335       6.98% $  13,468      6.05%
2004 and 2005......        536         7.52      3,322       7.33      1,008      5.37
2006 and 2007......      3,837         6.35      3,196       7.58      1,120      7.17
2008 through 2012..     21,327         6.61      7,064       7.00      3,680      6.58
2013 through 2027..    129,544         6.38     41,861       7.03      1,667      7.11
2028 and following.    111,451         6.51      1,483       7.17        343      6.63
                    ----------                --------             ---------
      Total         $  266,828                $ 70,261             $  21,286
                    ==========                ========             =========

                                                   Commercial
                            Consumer                Business              Total
                       --------------------   -------------------  --------------------
                                   Weighted              Weighted              Weighted
                                    Average              Average                Average
                        Amount       Rate      Amount      Rate      Amount      Rate
                       ---------   --------   --------   --------  ---------   --------
                                             (Dollars in thousands)
Due During Twelve
 Month Periods
 Ending
 December 31,
2003(1)............    $   5,112       8.83%  $ 17,092       5.99% $   49,140      6.58%
2004 and 2005......        8,896       7.01      3,972       7.23      17,734      7.04
2006 and 2007......       13,147       6.28      7,671       6.30      28,971      6.47
2008 through 2012..       10,957       6.10      4,026       7.46      47,054      6.62
2013 through 2027..          856       8.46        540       6.93     174,468      6.55
2028 and following.           --         --         --         --     113,277      6.51
                       ---------              --------             ----------
      Total            $  38,968              $ 33,301             $  430,644
                       =========              ========             ==========

----------
(1)  Includes demand loans and loans having no stated maturity.

     As of December 31, 2002, the total amount of loans and mortgage-backed securities due after December 31, 2003, which had predetermined interest rates was $212.9 million, while the total amount of loans and mortgage-backed and related securities due after such date which had floating or adjustable interest rates was $168.6 million.

     Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" market value or 30% for certain residential development loans). At December 31, 2002, the Bank's regulatory loan-to-one borrower limit was $5.8 million. On the same date, the Bank's largest total of loans to one borrower was $5.6 million.

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

     One-to-Four Family Residential Real Estate Lending. The cornerstone of the Company's lending program is the origination of loans secured by mortgages on owner-occupied one-to-four family residences. At December 31, 2002, $266.8 million, or 62.0% of the Company's loan and mortgage-backed securities portfolio, consisted of loans secured by one-to-four family residences. At that date, the average outstanding residential loan balance was approximately $65,000 and the largest outstanding residential loan had a book value of $875,000. Substantially all of the residential loans originated by the Company are secured by properties located in the Company's primary market areas.

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

     During 1999, the Company sold substantially all fixed-rate residential loans having terms greater than 20 years. Those loans with terms of 20 years or less were retained in portfolio. In 2000, the Company implemented an aggressive growth strategy, during which virtually all originated fixed-rate residential loans were retained in portfolio. As market interest rates declined during 2001, the Company again began to sell originated fixed-rate residential loans. Initially, loans with terms greater than 20 years were designated for sale, then loans with terms greater than 15 years were designated for sale, and, finally, in the fourth quarter, virtually all originated fixed-rate residential loans were designated for sale. During 2002, the Company continued to sell virtually all originated fixed-rate residential loans, with the exception of approximately $10.0 million in loans with term of 15 to 20 years retained for asset/liability management reasons. Except for Federal Housing Administration and Veterans' Administration, which are sold with servicing released, the Company retains servicing on the loans its sells. At December 31, 2002, the Company had $97.1 million of 15 year fixed-rate residential loans and $66.9 million of 30 year fixed-rate residential loans in its portfolio.

     The Company offers ARM loans at rates, terms and fees determined in accordance with market and competitive factors. The Company's current one-to-four family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the ARMs originated by the Company are subject to adjustment at stated intervals based on a margin over a specified index and are subject to annual as well as lifetime adjustment limits. The Company's current ARMs do not permit negative amortization of principal and carry no prepayment penalty. At December 31, 2002, the Company had $24.0 million, $2.4 million and $38.1 million of one-year, three-year and five-year ARMs, respectively.

     The Company's delinquency experience on its ARMs has generally been similar to that on fixed-rate residential loans. Of the $1.8 million of one-to-four family loans delinquent 60 days or more at December 31, 2002, $1.1 million (or 0.5% of one-to-four family loans) consisted of ARMs and $653,000 (or 0.3% of the Company's one-to-four family loans) represented fixed-rate loans.

     The Company evaluates both the borrower's ability to make principal, interest and escrow payments and the value of the property that will secure the loan. The Company originates residential mortgage loans with loan-to-value ratios generally up to 95% except for a program applicable to first time home buyers where this ratio can go up to 97% with private mortgage insurance and/or other collateral. On any mortgage loan exceeding an 80% loan-to-value ratio at the time of origination, the Company generally requires private mortgage insurance in an amount intended to reduce the Company's exposure to 80% or less of the appraised value of the underlying property. In addition, the Company offers 100% financing on the purchase of single-family, owner occupied homes. All loans originated under this program are required to have private mortgage insurance covering the top

35% of the loan balance, and can be either fixed rate or adjustable rate. This program was initiated in 2000.

     In 1999, the Company announced a $30,000 grant program to assist qualified first-time home buyers in purchasing owner-occupied single-family homes in the Company's market areas. The program provides one-time grants of up to $1,000 to assist qualified applicants who meet low-to-moderate income guidelines. During 2001, the $10,000 which was still available at the start of the year had been used to assist qualified first-time home buyers. The Company decided to commit an additional $30,000 to the grant program. At December 31, 2002, $16,000 of the additional funds was still available to assist qualified first-time home buyers.

     The Company, on occasion, originates loans in excess of $300,700 (the Freddie Mac maximum during 2002). As of December 31, 2002, the Company had 12 residential mortgage loans having an aggregate balance of $5.5 million with original balances in excess of $300,700 ("jumbo loans"). The Company's historical delinquency experience on its jumbo loans has been excellent.

     The Company is an approved one-to-four family lender for both the Federal Housing Administration ("FHA") and the Veterans' Administration ("VA"). The Company sells, with servicing released, all FHA and VA loans it originates to other investors, and does not aggressively promote FHA and VA lending. During 2002 there were three FHA or VA loans originated by the Company. Borrowers are notified at the time of application that their loan will be sold to, and serviced by, a party other than the Company.

     Multi-Family and Commercial Real Estate Lending. The Company also makes multi-family and commercial real estate loans in its primary market areas. At December 31, 2002, the Company had $70.3 million in multi-family and commercial real estate loans, representing 16.3% of the Company's total loan and mortgage-backed securities portfolio.

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

     The table below sets forth by type of property taken as collateral, the number, loan amount and outstanding balance of the Company's multi-family and commercial real estate loans (including purchased loan participations) at December 31, 2002 and the amounts of such loans which were non-performing or "of concern" at December 31, 2002. The amounts shown do not reflect allowances for losses.

                                      Original    Outstanding      Amount
                           Number       Loan       Principal    Non-performing
                          of Loans     Amount      Balance      or of Concern
                          --------   ----------   -----------   --------------
                                     (Dollars in thousands)
Multi-family residential        30   $   17,933   $   13,672    $          118
Improved real estate            13       11,225        4,092                --
Churches                        24        6,015        5,159                19
Agricultural related            22        2,433        1,984                40
Industrial and warehouse       126       29,114       24,795             2,855
Retail                          49       11,659        7,952               485
Office                          12        1,604        1,137                --
Other                           89       14,218       11,470               200
                          --------   ----------   -----------   --------------
         Total                 365   $   94,201   $   70,261    $        3,717
                          ========   ==========   ===========   ==============

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

     Purchased Loan Participations. In order to supplement lending activities during periods of low loan volume, the Company has from time to time purchased participation interests in multi-family and commercial real estate loans originated and serviced by other lenders. Prior to purchase, the Company reviews each participation to ensure that the underlying loan complies with the Company's lending policy as in effect at the time of purchase. At December 31, 2002, the Bank had $197,000 of purchased loans and participation interests in one-to-four family loans and $505,000 in participation interests in multi-family and commercial real estate loans.

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

     At December 31, 2002, the Company had $33.3 million in commercial business loans outstanding (representing 7.7% of the Company's total loan and mortgage-backed securities portfolio) with additional commercial business loan commitments totaling $5.3 million, most of which were undrawn lines of credit. In addition, at December 31, 2002, the Company had twenty-seven letters of credit outstanding, in an aggregate amount of $1.2 million. Most of the Company's commercial business loans have terms to maturity of five years or less and adjustable or floating interest rates. At December 31, 2002, the Company had thirty-four commercial business loans with balances of $250,000 or more, in an aggregate amount of $17.5 million.

     The Company recognizes the generally increased risks associated with commercial business lending. The Company's commercial business lending policy emphasizes credit file documentation and analysis of the borrower's character, management capabilities, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of the industry conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of the Company's credit analysis. Asset quality issues that came to light during 2002 led management and the Board of Directors, through its Audit Committee, to initiate an extensive review of the commercial loan portfolio, including a review of the Company's underwriting process and portfolio management procedures.

     The following table sets forth information regarding the number and amount of the Company's commercial business loans and the amounts of such loans which were non-performing and "of concern" as of December 31, 2002.

                                                                 Total     Outstanding      Amount
                                                    Number       Loan       Principal    Non-Performing
                                                   of Loans   Commitment     Balance     or of Concern
                                                   --------   ----------   -----------   --------------
                                                                    (Dollars in thousands)
    Secured Loans:
      Accounts receivable.......................         22   $   14,885   $     5,832   $           --
      Inventory.................................          2          100            67               --
      Equipment.................................         72        4,789         3,432               19
      Other business assets.....................         52       10,256         8,137            1,966
      Stocks and bonds..........................         13        2,654         2,417               --
      Heavy duty vehicles.......................        161        8,374         5,467               --
      Other motor vehicles......................         43        1,325         1,020                8
      Assignments other.........................         10        3,962         1,535              739
      Stand-by letters of credit................         18          931            --               --
      Beneficial interest in real estate trust..         19        6,490         3,130               --
    Unsecured loans.............................         69        3,727         2,264              155
    Unsecured stand-by letters of credit........          9          297            --               --
                                                   --------   ----------   -----------   --------------
      Total commercial business loans...........        490   $   57,790   $    33,301   $        2,887
                                                   ========   ==========   ===========   ==============

     Consumer Lending. Management believes that offering consumer loan products helps to expand the Company's customer base and to create stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and/or adjustable-rates and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. The Company currently originates substantially all of its consumer loans in its market areas. At December 31, 2002, the Company's consumer loans totaled $39.0 million or 9.1% of the Company's loan and mortgage-backed securities portfolio.

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

     The Company offers mobile home loans in order to provide affordable housing. All of the Company's mobile home loans have been originated with fixed-rates of interest and are generally made in amounts of up to a maximum of 80% of the buyer's cost. As of December 31, 2002, mobile home loans totaled $1.1 million or approximately 0.3% of the Company's gross loan and mortgage-backed securities portfolio.

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

     Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. The greater risk inherent in consumer loans has been emphasized by recent nationwide increases in personal bankruptcies. Although the level of delinquencies in the Company's consumer loan portfolio has generally been low (at December 31, 2002, $290,000, or approximately 0.7% of the consumer loan portfolio was 90 days or more delinquent), there can be no assurance that delinquencies will not increase in the future.

     Construction Lending. Historically, construction lending was a relatively minor part of the Company's business activities. However, in light of the economic climate in its principal market areas and in order to increase the yield on, and the proportion of, interest rate sensitive loans in its portfolio and to provide more comprehensive financial services to families and community businesses within its market areas, the Company expanded its construction lending. At December 31, 2002, the Company had $1.8 million of residential construction loans and $1.8 million of lot loans to borrowers intending to live in the properties upon completion of construction.

     On occasion, the Company also originates construction loans to builders and developers for the construction of one-to-four family residences, multi-family residences and commercial real estate and the acquisition and development of one-to-four family lots in the Company's primary market areas. Construction loans to builders of one-to-four family residences generally carry terms of up to one year and may provide for the payment of interest and loan fees from loan proceeds. At December 31, 2002, the Bank had approximately $5.8 million in loans to builders of residences, and $7.0 million in loans on commercial construction. In addition, on the same date, the Company had $4.8 million of subdivision loans to developers for the development of one-to-four family lots.

     Most of the Company's construction loans have been originated with adjustable rates and terms of 12 months or less. Construction loans to owner occupants are generally made in amounts of up to a maximum loan-to-value ratio of 80% (75% in the case of commercial real estate). The Company's construction loans to persons other than owner occupants generally involve larger principal balances than do its one-to-four family residential loans. At December 31, 2002, only nine of the Company's construction loans had a principal balance in excess of $500,000. The total principal balances of these loans was $13.1 million.

     The table below sets forth the number and amount of the Company's construction loans at December 31, 2002, by type of security property.

                                                                 Total     Outstanding       Amount
                                                    Number       Loan       Principal    Non-Performing
                                                   of Loans   Commitment     Balance     or of Concern
                                                   --------   ----------   -----------   --------------
                                                                 (Dollars in thousands)
    One-to-four family residential............           14   $    2,276   $     2,242   $           --
    Multi-family residential..................            2          821           789               --
    Land acquisition and development..........           68       22,677        11,926            1,687
    Retail and Industrial.....................            5        7,327         6,329               --
                                                   --------   ----------   -----------   --------------
             Total............................           89   $   33,101   $    21,286   $        1,687
                                                   ========   ==========   ===========   ==============

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

     As part of its asset/liability management and interest rate risk management, the Company continuously evaluates its policy on the sale versus retention of its fixed-rate loan production. General economic factors and current strategic objectives are among the factors considered in decisions to retain or sell loans. During the three year period from 2000 through 2002, there were periods of time the Company retained all fixed-rate loans, no fixed-rate loans and a portion of fixed-rate loans, determined by rate and term. The Company's sales during recent years have been made through sales contracts entered into after the Company committed to fund the loan. When loans are designated for sale, the Company attempts to limit interest rate risk created by forward commitments by limiting the number of days between the commitment and closing, charging fees for commitments and limiting the amounts of its uncovered commitments outstanding at any one time.

     When loans have been sold, the Company virtually always retains the responsibility for servicing such loans. At December 31, 2002, excluding mortgage-backed securities, approximately $1.1 million of the Company's loan portfolio consisting of purchased loans and purchased participations serviced by others and the Company serviced $104.8 million of loans for others. During the year ended December 31, 2002, the Company received fee income of $213,000 in connection with loans serviced for others.

     The following table shows the loan origination, purchase and repayment activities of the Company for the periods indicated.

                                                        Year Ended December 31,
                                                --------------------------------------
                                                   2002          2001          2000
                                                ----------    ----------    ----------
                                                         (Dollars in thousands)
Originations By Type:
  Adjustable-Rate:
    Real estate - one-to-four family ........   $   17,289    $   21,089    $   15,802
            - commercial ....................       39,583        32,469        31,577
    Non-real estate - consumer ..............       16,976        11,437        11,176
                - commercial business .......       13,908        12,511        14,191
                                                ----------    ----------    ----------
          Total adjustable-rate .............       87,756        77,506        72,746
                                                ----------    ----------    ----------
  Fixed-Rate:
    Real estate - one-to-four family ........       92,226        98,080        61,096
            - commercial ....................       10,597        13,008        11,192
    Non-real estate - consumer ..............       11,684        15,493        17,776
                - commercial business .......        9,921        18,202        12,665
                                                ----------    ----------    ----------
          Total fixed-rate ..................      124,428       144,783       102,729
                                                ----------    ----------    ----------
          Total loans originated ............      212,184       222,289       175,475
                                                ----------    ----------    ----------
Purchases:
  Real estate - one-to-four family ..........           --            --            --
            - commercial ....................        2,212            --            --
    Non-real estate - commercial business ...          866            --            --
                                                ----------    ----------    ----------
          Total loans .......................        3,078            --            --
  Mortgage-backed securities ................       34,567           301         1,963
                                                ----------    ----------    ----------
          Total purchased ...................       37,645           301         1,963
                                                ----------    ----------    ----------
Sales and Repayments:
Sales:
  Real estate - one-to-four family ..........       57,816        22,266            77
            - commercial ....................        1,750         1,791           ---
  Non-real estate - consumer ................          ---           ---           251
                                                ----------    ----------    ----------
          Total sales .......................       59,566        24,057           328
                                                ----------    ----------    ----------
  Principal repayments ......................      170,210       146,210       110,018
                                                ----------    ----------    ----------
          Total reductions ..................      229,776       170,267       110,346
                                                ----------    ----------    ----------
  Increase (decrease) in other items, net ...       (1,424)       (1,071)        2,042
                                                ----------    ----------    ----------
          Net increase ......................   $   18,629    $   51,252    $   69,134
                                                ==========    ==========    ==========

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

     Delinquencies in the Company's commercial business loan portfolio are handled on a case-by-case basis under the direction of the chief commercial banking officer. Generally, personal contact is made with the borrower when the loan is 15 days past due. Each credit on the Company's internal loan "watch list" is evaluated periodically to estimate potential losses. The allowance for losses on loans is charged when management determines that the prospects of recovery of the principal of a loan have significantly diminished. Subsequent recoveries, if any, are credited to the allowance for losses on loans. Commercial and other loan charge-offs are made based on management's on-going evaluation of non-performing loans. In order to strengthen and expand the commercial loan review process, a new position at the vice president level was created and staffed at the Bank during the first quarter of 2003 at the recommendation of the Audit Committee. This officer, an experienced lender, is responsible for reviewing credit and other loan quality issues on both existing and proposed commercial business and commercial real estate loans.

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

     The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of type at December 31, 2002.

                                               Loans Delinquent For:
                       --------------------------------------------------------------------     Total 60 Days or More
                                60-89 Days                            90 Days and Over                Delinquent
                       ---------------------------------------  ---------------------------- ----------------------------
                                                 Percent                            Percent                        Percent
                                                 of Loan                            of Loan                        of Loan
                          Number      Amount     Category    Number      Amount     Category   Number   Amount     Category
                          ------      -------    --------    ------    ---------    --------   ------  --------   ----------
                                                            (Dollars in thousands)
Real Estate:
  One-to-four family ..       13      $   643        0.28%       23    $   1,115        0.49%      36  $  1,758       0.77%
  Multi-family ........       --           --                    --          118        0.86       --       118       0.86
  Commercial ..........        6          977        1.73        32        5,555        9.81       38     6,532      11.54
  Construction and
   development ........       --           --                     1        1,688        7.93        1     1,688       7.93
Consumer ..............       14          153        0.39        27          290        0.74       41       443       1.13
Commercial business ...        1          352        1.06        16        1,508        4.53       17     1,860       5.59
                          ------      -------                ------    ---------               ------  --------
       Total ..........       34      $ 2,125        0.54        99    $  10,274        2.62      133  $ 12,399       3.16
                          ======      =======                ======    =========               ======  ========

     The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of type at December 31, 2001.

                                            Loans Delinquent For:
                       --------------------------------------------------------------------     Total 60 Days or More
                                60-89 Days                            90 Days and Over                Delinquent
                       ---------------------------------------  ---------------------------- ----------------------------
                                                 Percent                            Percent                          Percent
                                                 of Loan                            of Loan                          of Loan
                          Number      Amount     Category    Number      Amount     Category   Number       Amount  Category
                          ------      ------     --------    ------      ------     --------   ------       ------  --------
                                                            (Dollars in thousands)
Real Estate:
  One-to-four family ..        21     $    964      0.39%        16      $   572       0.23%      37       $ 1,536      0.62%
  Multi-family ........        --           --                   --           --                  --            --
  Commercial ..........        --           --                    2           33       0.07        2            33      0.07
  Construction and
   development ........        --           --                   --           --                  --            --
Consumer ..............         3           54      0.14         30          375       0.97       43           429      1.11
Commercial business ...         1           11      0.04          5          141       0.45        6           152      0.49
                           ------     --------               ------      -------              ------       -------
       Total ..........        35     $  1,029      0.26         53      $ 1,121       0.28       88       $ 2,150      0.54
                           ======     ========               ======      =======              ======       =======

     Classification of Assets. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. The regulations have also created a Special Mention category, consisting of assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for losses on loans. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for losses on loans in the amount of 100% of the portion of the asset classified Loss, or charge off such amount. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the Regional Director of the OTS. On the basis of management's review of its assets, at December 31, 2002, on a net basis, the Company had classified $6.0 million of its assets as Special Mention, $6.5 million as Substandard, $41,000 of its assets as doubtful and $3.5 million as Loss. The Company's classified assets consist of the non-performing loans and loans and other assets of concern discussed herein.

     Non-Performing Assets. The following table sets forth the amounts and categories of non-performing assets of the Company. Loans are reviewed quarterly and any loan whose collectibility is doubtful is placed on non-accrual status. Real estate loans are placed on non-accrual status when either principal or interest is 90 days or more past due, unless, in the judgment of management, collectibility is considered highly probable and collection efforts are in progress, in which case interest would continue to accrue. At December 31, 2002, there were 48 loans with outstanding principal balances totaling $3.4 million which were 90 days or more past due and continuing to accrue interest.

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

                                                                     December 31,
                                           -----------------------------------------------------------------
                                               2002         2001          2000         1999         1998
                                           ------------ ------------  ------------ ------------ ------------
                                                                (Dollars in thousands)
Non-accruing loans:
  One-to-four family(1) .................. $    1,115    $      572    $      680    $      473    $      606
  Multi-family ...........................        118            --            --                          --
  Commercial .............................      3,039            33            --            80           265
  Construction and development ...........      1,687            --            --            --            --
  Consumer ...............................         --            --            --            --            --
  Commercial business ....................        875           125            --            --            90
                                           ----------    ----------    ----------    ----------    ----------
     Total ...............................      6,834           730           680           553           962
                                           ----------    ----------    ----------    ----------    ----------
Accruing loans delinquent more
 than 90 days:
  One-to-four family(1) ..................         --            --            --            --            --
  Multi-family ...........................         --            --            --            --            --
  Commercial .............................      2,516            --            10           807            41
  Construction and development ...........         --            --           900            --            --
  Consumer ...............................        290           375           156           388           438
  Commercial business ....................        633            16           824            --            40
                                           ----------    ----------    ----------    ----------    ----------
     Total ...............................      3,439           391         1,890         1,195           519
                                           ----------    ----------    ----------    ----------    ----------
Foreclosed assets:
  One-to-four family .....................        303           370           204           344           387
  Multi-family ...........................         --            --            48            --            --
  Commercial .............................         --            68           175           157         1,489
  Construction and development ...........         --            --            --            --            --
  Consumer ...............................         13            31            51            68            --
  Commercial business ....................         --            --            --            --            --
                                           ----------    ----------    ----------    ----------    ----------
     Total foreclosed assets .............        316           469           478           569         1,876
                                           ----------    ----------    ----------    ----------    ----------
Troubled debt restructuring Real estate:
  One-to-four family .....................        214           249           120           122            --
  Commercial .............................        266           295           319           342            --
  Construction and development ...........         --            17            --            --            --
  Consumer ...............................         --            50            --            --            --
                                           ----------    ----------    ----------    ----------    ----------
     Total troubled debt restructuring ...        480           611           439           464            --
                                           ----------    ----------    ----------    ----------    ----------
Total non-performing assets .............. $   11,069    $    2,201    $    3,487    $    2,781    $    3,357
                                           ==========    ==========    ==========    ==========    ==========
Total as a percentage of total
  assets .................................       2.03%         0.45%         0.76%         0.69%         0.82%
                                           ==========    ==========    ==========    ==========    ==========

----------
(1)  Includes loans held for sale.

     For the years ended December 31, 2002 and 2001, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $387,000 and $33,000, respectively. The amount that was included in interest income on such loans was $153,000 and $34,000 for 2002 and 2001, respectively.

     Analysis of Allowance for Losses on Loans. The following table sets forth an analysis of the Company's allowance for losses on loans.

                                                                       Year Ended
                                                                      December 31,
                                           ----------------------------------------------------------------------
                                               2002         2001          2000         1999          1998
                                           ------------ ------------  ------------ ------------    ----------
                                                                 (Dollar in thousands)
Balance at beginning of period ........... $    2,582     $    2,156     $    2,171     $    2,375     $    2,130
Charge-offs:
  One-to-four family .....................          2             --             --             21             20
  Multi-family ...........................         --             --             --             --             --
  Commercial real estate .................         --             28              3             29             --
  Construction ...........................         --             --             --             --             --
  Consumer ...............................         79             61            124            114            160
  Commercial business ....................         --             14              8            123             44
                                           ----------     ----------     ----------     ----------     ----------
                                                   81            103            135            287            224
                                           ----------     ----------     ----------     ----------     ----------
Recoveries:
  One-to-four family .....................         --             --             --             --             --
  Multi-family ...........................         --             --             --             --             --
  Commercial real estate .................         --              1             28             16             --
  Construction ...........................         --             --             --             --             --
  Consumer ...............................         22             24             27             42             71
  Commercial business ....................         11              1             15             25             --
                                           ----------     ----------     ----------     ----------     ----------
                                                   33             26             70             83             71
                                           ----------     ----------     ----------     ----------     ----------
Net charge-offs ..........................        (48)           (77)           (65)          (204)          (153)
Additions charged to operations ..........      3,990            503             50             --             --
Additions through acquisitions ...........         --             --             --             --            398
                                           ----------     ----------     ----------     ----------     ----------
Balance at end of period ................. $    6,524     $    2,582     $    2,156     $    2,171     $    2,375
                                           ==========     ==========     ==========     ==========     ==========
Ratio of net charge-offs during the
 period to average loans
 outstanding during the period ...........       0.01%          0.02%          0.02%          0.08%          0.06%
                                           ==========     ==========     ==========     ==========     ==========
Ratio of net charge-offs during the
 period to average non-
 performing assets .......................       0.75%          3.07%          2.75%          6.65%          3.97%
                                           ==========     ==========     ==========     ==========     ==========

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

                                                                       December 31,
                    ----------------------------------------------------------------------------------------------------------------
                              2002                   2001                   2000                   1999                   1998
                    ------------------------- ---------------------- ---------------------- ---------------------- -----------------
                                  Percent of             Percent of             Percent of           Percent of           Percent of
                                   Loans in               Loans in               Loans in             Loans in             Loans in
                                     Each                   Each                   Each                 Each                Each
                                 Category to             Category to            Category to          Category to         Category to
                       Amount    Total Loans    Amount   Total Loans  Amount    Total Loans  Amount  Total Loans  Amount Total Loans
                       ------    -----------    ------   -----------  ------   -----------   ------  -----------  ------  ----------
                                                                   (Dollars in thousands)
One-to-four
  Family ...........   $    224      58.26%   $    157      61.81%   $    209      61.48%   $    313    60.24%   $    415    63.65%
Multi-family .......          7       3.48           6       2.99          24       3.37          66     3.26          83     2.21
Commercial real
 estate ............      3,212      14.42         933      12.13         825      11.48         611    10.54         469     8.47
                                                                                                                             10.54
Construction or
 development .......      1,403       5.42         532       5.63         350       5.16         208     5.19         301     5.55
Consumer ...........        244       9.93         225       9.63         167      11.62         207    12.74         208    13.21
Commercial
 business ..........      1,434       8.49         729       7.81         581       6.89         600     8.03         556     6.91
Unallocated ........         --         --          --         --          --         --         166       --         343       --
                       --------     ------    --------     ------    --------     ------    --------   ------    --------   ------
     Total .........   $  6,524     100.00%   $  2,582     100.00%   $  2,156     100.00%   $  2,171   100.00%   $  2,375   100.00%
                       ========     ======    ========     ======    ========     ======    ========   ======    ========   ======

INVESTMENT ACTIVITIES

     The Company has traditionally invested in U.S. Government securities and agency obligations of both long and short terms to supplement its lending activities. During recent years, the Company has refocused its investment activities on short and medium term securities, although the Company has retained a number of longer term securities in its portfolio which are held for investment. In addition, from time to time, the Company has acquired securities for trading purposes, although during 2002, the Company did not hold or acquire any securities held for trading. When the Company holds securities for trading, they are recorded on the Company's books at market value. At December 31, 2002, the Bank did not own any securities of a single issuer which exceeded 10% of the Bank's stockholder's equity, other than U.S. Government or federal agency obligations.

     The Company, from time to time, considers other types of investment opportunities, with the primary goal of improving net income and enhancing stockholder value. Investments are considered if they are accretive to net income, carry acceptable levels of interest rate risk, credit risk and other risk factors, and are an appropriate fit for the Company's balance sheet.

     After completing an evaluation process that began in the second half of 2001, the Company, during the first quarter of 2002, invested $8.0 million in Bank Owned Life Insurance ("BOLI"), covering the lives of 15 senior officers. This investment provides non-taxable current income through increases in cash surrender value of the policies. The purpose of this investment is to increase after-tax earnings on the invested funds, which can be used to offset costs, or cost increases, associated with employee benefit plans, such as those involving health insurance.

     An investment in BOLI provides no cash flow unless the policies are cancelled, an option with negative tax consequences, or death benefits are paid. Since BOLI is not a liquid investment, it is included on the statement of condition as part of "Other assets" and income recorded from the investment is included in the "Other" line item under "Other income."

     Management receives regular performance reports on the investment in BOLI and regular evaluative reports on the issuing insurance companies. Management believes that the investment in BOLI carries minimal risk to either the liquidity position or the capital position of the Company.

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

     The following table sets forth the composition of the Company's investment portfolio at the dates indicated.

                                                                            December 31,
                                                 -----------------------------------------------------------------
                                                         2002                  2001                   2000
                                                 -------------------    -------------------    -------------------
                                                   Book      % of         Book      % of         Book      % of
                                                   Value     Total       Value      Total       Value      Total
                                                 --------   --------    --------   --------    --------   --------
                                                                       (Dollars in thousands)
Investment Securities (1):
   U.S. government securities ................   $     --         --%   $     --         --%   $     --         --%
   Federal agency obligations ................     43,994      91.15      34,322      88.77      56,759      92.70
   Municipal bonds ...........................      1,067       2.21       1,465       3.79       1,448       2.36
   Non-marketable equity securities ..........         --         --          --         --         501       0.82
   Mutual fund shares ........................        465       0.96         434       1.12         411       0.67
                                                 --------   --------    --------   --------    --------   --------
         Subtotal ............................     45,526      94.32      36,221      93.68      59,119      96.55
FHLB Stock ...................................      2,740       5.68       2,443       6.32       2,112       3.45
                                                 --------   --------    --------   --------    --------   --------
         Total investment securities and FHLB
          stock ..............................   $ 48,266     100.00%   $ 38,664     100.00%   $ 61,231     100.00%
                                                 ========   ========    ========   ========    ========   ========
Average remaining life or term to repricing of
 investment securities excluding FHLB stock
 and non-marketable securities ...............   33 months              34 months              32 months
Other Interest-Earning Assets:
   Federal funds sold ........................   $ 19,178      54.93%   $  7,113      46.66%   $  1,330       9.71%
   Money market funds ........................     11,671      33.43       4,118      27.01       5,110      37.30
   FHLB overnight investments ................      4,013      11.50       3,965      26.00       7,211      52.63
   Certificates of deposit ...................         50       0.14          50       0.33          50       0.36
                                                 --------   --------    --------   --------    --------   --------
      Total ..................................   $ 34,912     100.00%   $ 15,246     100.00%   $ 13,701     100.00%
                                                 ========   ========    ========   ========    ========   ========

----------
(1)      Includes securities available-for-sale.

     The composition and maturities of the investment securities portfolios, excluding FHLB stock and non-marketable equity securities at December 31, 2002, are indicated in the following table.

                                                              At December 31, 2002
                                 ---------------------------------------------------------------------
                                  Less Than      1 to 5       5 to 10         Over    Total Investment
                                   1 Year         Years        Years        10 Years     Securities
                                 ----------    ----------    ----------    ---------- ----------------
                                 Book Value    Book Value    Book Value    Book Value  Book Value
                                 ----------    ----------    ----------    ----------    ----------
                                                      (Dollars in thousands)
Securities available-for-sale:
U.S. government securities ...   $       --    $       --    $       --    $       --    $       --
Federal agency obligations ...       10,191        33,803            --            --        43,994
Mutual fund shares ...........          465            --            --            --           465
                                 ----------    ----------    ----------    ----------    ----------
Total ........................   $   10,656    $   33,803    $       --    $       --    $   44,459
                                 ==========    ==========    ==========    ==========    ==========
Weighted average yield .......         5.75%         4.44%          --%           --%          4.76%
                                 ==========    ==========    ==========    ==========    ==========
Securities held-to-maturity:
Municipal Bonds ..............   $      120    $      871    $       21    $       55    $    1,067
                                 ==========    ==========    ==========    ==========    ==========
Weighted averageyield ........         3.55%         3.89%         5.60%         6.40%         4.01%
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

     The following table sets forth the savings flows at the Company during the periods indicated:

                                       Year Ended December 31,
                            -------------------------------------------
                               2002            2001            2000
                            -----------     -----------     -----------
                                        (Dollars in thousands)
Opening balance .........   $   415,467     $   388,050     $   354,977
Deposits ................     1,401,391       1,226,566       1,188,101
Withdrawals .............    (1,396,377)     (1,217,009)     (1,168,567)
Increase (decrease)
  before  interest
  credited ..............         5,014           9,557          19,534
Interest credited .......        11,551          17,860          13,539
                            -----------     -----------     -----------
Ending balance ..........   $   432,032     $   415,467     $   388,050
                            ===========     ===========     ===========
Net increase ............   $    16,565     $    27,417     $    33,073
                            ===========     ===========     ===========
Percent increase ........          3.99%           7.07%           9.32%
                            ===========     ===========     ===========

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company at the dates indicated.

                                                           December 31,
                         ----------------------------------------------------------------------------------
                                      2002                        2001                       2000
                            ------------------------    ------------------------    ------------------------
                                           Percent                     Percent                     Percent
                                             of                          of                          of
                              Amount        Total         Amount        Total         Amount        Total
                            ----------    ----------    ----------    ----------    ----------    ----------
                                                        (Dollars in thousands)
Transaction and Savings
 Deposits(1):
Commercial Demand
 0% .....................   $   14,995          3.47%   $   14,642          3.52%   $   16,855          4.34%
Savings Accounts
  1.29% .................       72,521         16.79        66,892         16.10        56,198         14.48
NOW Accounts
  1.14% .................       54,455         12.60        49,235         11.85        45,374         11.69
Money Market Accounts
  1.91% .................       33,792          7.82        30,976          7.46        24,306          6.27
                            ----------    ----------    ----------    ----------    ----------    ----------
Total Non-Certificates         175,763         40.68       161,745         38.93       142,733         36.78
                            ----------    ----------    ----------    ----------    ----------    ----------
Certificates:
 0.00 - 2.99% ...........       86,996         20.14        19,322          4.65           ---           ---
 3.00 - 4.99% ...........      123,950         28.69       107,015         25.76         7,127          1.84
 5.00 - 5.49% ...........       12,492          2.89        38,522          9.27        58,950         15.19
 5.50 - 5.99% ...........       15,428          3.57        25,414          6.12        32,052          8.26
 6.00 - over ............       17,185          3.98        63,135         15.19       146,775         37.82
                            ----------    ----------    ----------    ----------    ----------    ----------
Total Certificates ......      256,051         59.27       253,408         60.99       244,904         63.11
                            ----------    ----------    ----------    ----------    ----------    ----------
Accrued Interest ........          218          0.05           314          0.08           413          0.11
                            ----------    ----------    ----------    ----------    ----------    ----------
Total Deposits ..........   $  432,032        100.00%   $  415,467        100.00%   $  388,050        100.00%
                            ==========    ===========   ==========    ===========   ==========    ===========

(1) Rates on transaction and savings deposits are those in effect on December 31, 2002.

     The following table shows rate and maturity information for the Company's certificates of deposit as of December 31, 2002.

                               0.00-         3.00-          5.00-        5.50-                                   Percent
                               2.99%         4.99%          5.49%        5.99%      6% and Over     Total       of Total
                               -----         -----          -----        -----      -----------     -----       --------
                                                                   (Dollars in thousands)
Certificate Accounts
 Maturing
 In Quarter Ending:
March 31, 2003 ..........   $   23,390    $   17,681    $    1,889    $    6,830    $    8,646    $   58,436        22.82%
June 30, 2003 ...........       21,599        33,431         4,865         4,793            --        64,688        25.26
September 30, 2003 ......       16,995        21,951           112           571            --        39,629        15.48
December 31, 2003 .......       13,703         2,916           153         1,000            --        17,772         6.94
March 31, 2004 ..........        2,705         2,663         1,096           682            --         7,146         2.79
June 30, 2004 ...........        6,261         1,567         1,082             1             5         8,916         3.48
September 30, 2004 ......           62         3,465           775            --             2         4,304         1.68
December 31, 2004 .......        2,219           246           241           651           214         3,571         1.39
March 31, 2005 ..........           --        14,427            17           113         2,615        17,172         6.71
June 30, 2005 ...........           62        10,577            14            15         1,791        12,459         4.87
September 30, 2005 ......           --         6,118           891            --           614         7,623         2.98
December 31, 2005 .......           --           789           837            30         1,937         3,593         1.40
Thereafter                          --         8,119           520           742         1,361        10,742         4.20
                            ----------    ----------    ----------    ----------    ----------    ----------   ----------
   Total ................   $   86,996    $  123,950    $   12,492    $   15,428    $   17,185    $  256,051       100.00%
                            ==========    ==========    ==========    ==========    ==========    ==========   ==========
   Percent of total .....        33.98%        48.41%         4.88%         6.02%        6.71%
                            ==========    ==========    ==========    ==========    ==========

     The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of December 31, 2002.

                                                            Maturity
                                 --------------------------------------------------------------
                                                 Over         Over
                                   3 Months     3 to 6       6 to 12      Over
                                   or Less      Months        Months    12 months      Total
                                 ----------   ----------   ----------   ----------   ----------
                                                  (Dollars in thousands)
Certificates of deposit less
 than $100,000 (1)               $   49,070   $   48,679   $   51,492   $   64,485   $  213,726
Certificates of deposit of
 $100,000 or more (1)                 5,138        6,648        5,272        9,790       26,848
Public funds (2)                      4,228        9,361          637        1,251       15,477
                                 ----------   ----------   ----------   ----------   ----------
Total certificates of
 deposit                         $   58,436   $   64,688   $   57,401   $   75,526   $  256,051
                                 ==========   ==========   ==========   ==========   ==========

----------
(1)  Excluding public funds.
(2)  Deposits from governmental and other public entities.

     Borrowings. The Company utilizes borrowings primarily for two purposes. The first is to purchase mortgage-backed securities in order to generate additional net interest income and as a method of increasing the leverage on its capital. The second is as part of the management of short term cash requirements. The decision to borrow money to purchase mortgage-backed securities is based on several factors, including the current asset/liability mix, the regulatory capital position of the Bank and the adequacy of available interest rate spreads available in such transactions, subject to the limits on such transactions established by the board of directors. Borrowings for such purposes are derived from securities sold under agreements to repurchase and advances from the FHLB of Chicago. Borrowings related to short term cash management are in the form of advances from the FHLB of Chicago. As a member of the FHLB of Chicago, the Company is authorized to apply for advances from the FHLB of Chicago. Each FHLB of Chicago credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Chicago may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. At December 31, 2002, borrowed money totaled $59.7 million, of which $32.1 million was in advances from the FHLB of Chicago and $27.6 million was from securities sold under agreements to repurchase. Interest expense on borrowed money totaled $2.4 million during 2002 and $1.3 million during 2001.

     Capital Management. The Company employed an aggressive capital management plan over the last two years. As part of this plan, the Company made open market purchases of its own stock, repurchasing 83,600 common shares at an average cost of $38.30 per share in 2002 and 64,200 common shares at an average cost of $24.03 per share in 2001. During the first quarter of 2003, through March 10, 2003, the Company made open market purchases of 233,700 common shares at an average cost of $39.90 per share. Since converting to a stock organization in 1992, the Company, through December 31, 2002, had repurchased 753,119 common shares at an average cost of $23.31 per share. Through March 10, 2003, 986,389 common shares had been repurchased at an average cost of $27.24 per share.

     The Company continuously evaluates balance sheet opportunities to augment and leverage its strong capital base to maximize stockholders' return on equity. During the middle part of the 1990's, the Company employed a leveraging strategy, borrowing and investing funds to enhance net interest income. This strategy was minimized in 2000 and 2001, when the Company increased leverage through internally generated growth. While opportunities for internally generated growth are in process of development and implementation, during 2002 the Company borrowed $30.0 million and purchased mortgage-backed securities in a new leverage strategy.

     As a way to create flexibility in its capital management strategies, the Company issued $10.0 million in trust preferred securities during the second quarter of 2002. Such securities are includable, within specified limits, in regulatory capital and the interest paid on the securities is deductible for tax purposes. The funds provided were used primarily for the repurchase of common shares. Interest expense related to trust preferred securities totaled $438,000 during 2002.

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

     KFS Service Corp. was organized by the Company to provide appraisal services to the Company and others. In addition, since 1983, KFS Service Corp. has offered, on an agency basis, brokerage services to the Company's customers utilizing the services of INVEST Financial Corporation, a registered broker-dealer. Finally, it has also invested in an insurance agency. At December 31, 2002, the Company's equity investment in KFS Service Corp. was approximately $305,000. During 2002, KFS Service Corp. recorded a net consolidated income of $11,000. During 2002 and 2001, gross revenues related to securities and annuities brokerage, appraisal activities and insurance agency activities totaled $141,000, $187,000 and $38,000, and $182,000, $211,000 and $44,000,
respectively.

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

     The Company faces substantial competition in attracting deposits from other savings institutions, commercial banks, securities firms, money market and mutual funds, credit unions, insurance companies and other investment vehicles. The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer oriented staff. The Company estimates its market share of savings deposits in the Kankakee, Grundy and Champaign counties to be 17.9%, 10.0% and 1.3%, respectively.

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

EMPLOYEES

     As of December 31, 2002, the Company had 145 full-time employees and 38 part-time employees. The Company places a high priority on staff development which involves extensive training, including customer service and sales training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Company's employees are represented by any collective bargaining group. The Company offers a variety of employee benefits and management considers its relations with its employees to be excellent.

                           SUPERVISION AND REGULATION

GENERAL

     Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Office of Thrift Supervision (the "OTS"), the Board of Governors of the Federal Reserve System (the "Federal Reserve"), and the Federal Deposit Insurance Corporation (the "FDIC"). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the "SEC") and state securities authorities have an impact on the Company. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

     Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of the FDIC insured deposits and the depositors of the Bank, rather than shareholders.

     The following is a summary of the material elements of the regulatory framework that applies to the Company and the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. As such, the following is qualified in its entirety by reference to applicable law. Any change in applicable statutes, regulations or regulatory policies may have a material effect on the business of the Company and the Bank.

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

     Acquisitions, Activities and Change in Control. The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries from: (i) acquiring control of, or acquiring by merger or purchase of assets, another savings association or savings and loan holding company without the prior written approval of the OTS; (ii) subject to certain exceptions, acquiring more than 5% of the issued and outstanding shares of voting stock of a savings association or savings and loan holding company except as part of an acquisition of control approved by the OTS; or (iii) acquiring or retaining control of a financial institution that is not FDIC-insured.

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

     Because the Company controls only one savings association subsidiary and because the Company acquired control of the Bank, and thus became a savings and loan holding company, before May 4, 1999, the Company is generally not subject to any restrictions on the types of non-financial activities that the Company may conduct either directly or through a non-banking subsidiary, so long as the Bank constitutes a qualified thrift lender (see "--The Bank--Qualified Thrift Lender Test"). If the Bank were to fail to meet the qualified thrift lender test, or if the Company acquired another savings association and maintained it as a separate subsidiary of the Company, the Company would become subject to certain restrictions on the non-financial activities in which it may engage. In any case, however, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of a particular activity constitutes a serious risk to the financial safety, soundness or stability of the holding company's savings association subsidiary, the OTS may require the holding company to cease engaging in the activity (or divest any subsidiary that engages in the activity) or may impose such restrictions on the holding company and the subsidiary savings association as the OTS deems necessary to address the risk. The restrictions the OTS may impose include limitations on (i) the payment of dividends by the savings association to the holding company; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that liabilities of the holding company and its affiliates may be imposed on the savings association.

     Federal law also prohibits any person or company from acquiring "control" of a savings association or a savings and loan holding company without prior notice to the OTS. "Control" is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting stock of a savings association or savings and loan holding company, but may arise under certain circumstances at 10% ownership.

     Dividend Payments. The Company's ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the OTS applicable to savings and loan holding companies. As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the "DGCL"), which allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, OTS policies provide that a savings and loan holding company should not pay dividends that are not supportable by the company's core earnings or that may be funded only by borrowings or by sales of assets. The OTS also possesses enforcement powers over savings and loan holding companies to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to prohibit or limit the payment of dividends by savings and loan holding companies.

     Federal Securities Regulation. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended

(the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

THE BANK

     General. The Bank is a federally chartered savings association, the deposits of which are insured by the FDIC's Savings Association Insurance Fund ("SAIF"). As a federally chartered savings association, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OTS, the chartering authority for federal savings associations. The FDIC, as administrator of the SAIF, also has regulatory authority over the Bank. The Bank is a member of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

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

     During the year ended December 31, 2002, SAIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2003, SAIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

     FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and members of the FDIC's Bank Insurance Fund ("BIF") became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2002, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

     Supervisory Assessments. All Federal savings associations are required to pay supervisory assessments to the OTS to fund the operations of the OTS. The amount of the assessment is calculated using a formula that takes into account the institution's size, its supervisory condition (as determined by the composite rating assigned to the institution as a result of its most recent OTS examination) and the complexity of its operations. During the year ended December 31, 2002, the Bank paid supervisory assessments to the OTS totaling $109,000.

     Capital Requirements. Savings associations are generally required to maintain capital levels in excess of other businesses. Pursuant to the HOLA and OTS regulations, savings associations, such as the Bank, are subject to the following minimum capital requirements: (i) a core capital requirement, consisting of a minimum ratio of core capital to total assets of 3% for savings associations assigned a composite rating of 1 as of the association's most recent OTS examination, with a minimum core capital requirement of 4% of total assets for all other savings associations; (ii) a tangible capital requirement, consisting of a minimum ratio of tangible capital to total assets of 1.5%; and (iii) a risk-based capital requirement, consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, and a minimum ratio of core capital to total risk-weighted assets of 4%. Core capital consists primarily of permanent stockholders' equity less (i) intangible assets other than certain supervisory goodwill, certain loan servicing rights and certain purchased credit card relationships and (ii) investments in subsidiaries engaged in activities not permitted for national banks. Tangible capital is substantially the same as core capital except that all intangible assets other than certain mortgage servicing rights must be deducted. Total capital consists primarily of core capital plus certain debt and equity instruments that do not qualify as core capital and a portion of the Bank's allowances for loan and lease losses.

     The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, regulations of the OTS provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit or nontraditional activities.

     Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is "well-capitalized" may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Under the regulations of the OTS, in order to be "well-capitalized" a savings association must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater. For purposes of these provisions of OTS regulations, "Tier 1 capital" is defined to mean core capital.

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

     As of December 31, 2002: (i) the Bank was not subject to a directive from the OTS to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under OTS capital adequacy guidelines; and (iii) the Bank was "well-capitalized", as defined by OTS regulations.

     Dividend Payments. The primary source of funds for the Company is dividends from the Bank. OTS regulations require prior OTS approval for any dividend or other capital distribution by a savings association that is not eligible for expedited processing under the OTS's application processing regulations. In order to qualify for expedited processing, a savings association must: (i) have a composite examination rating of 1 or 2; (ii) have a Community Reinvestment Act rating of satisfactory or better; (iii) have a compliance rating of 1 or 2; (iv) meet all applicable regulatory capital requirements; and (v) not have been notified by the OTS that it is a problem association or an association in troubled condition. Savings associations that qualify for expedited processing are not required to obtain OTS approval prior to making a capital distribution unless: (a) the amount of the proposed capital distribution, when aggregated with all other capital distributions during the same calendar year, will exceed an amount equal to the association's year-to-date net income plus its retained net income for the preceding two years; (b) after giving effect to the distribution, the association will not be at least "adequately capitalized" (as defined by OTS regulation); or (c) the distribution would violate a prohibition contained in an applicable statute, regulation or agreement with the OTS or the FDIC or violate a condition imposed in connection with an OTS-approved application or notice. The OTS must be given prior notice of certain types of capital distributions, including any capital distribution by a savings association that, like the Bank, is a subsidiary of a savings and loan holding company, or by a savings association that, after giving effect to the distribution, would not be "well-capitalized" (as defined by OTS regulation).

     The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2002. Further, under applicable regulations of the OTS, the Bank may not pay dividends in an amount that would reduce its capital below the amount required for the liquidation account established in connection with the Bank's conversion from the mutual to the stock form of ownership in 1992. As of December 31, 2002, approximately $8.2 million was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the OTS may prohibit the payment of any dividends by the Bank if the OTS determines such payment would constitute an unsafe or unsound practice.

     Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company, on investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or the Bank or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains correspondent relationships.

     Safety and Soundness Standards. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

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

     Branching Authority. Federally chartered savings associations that qualify as "domestic building and loan associations," as defined in the Internal Revenue Code, or meet the qualified thrift lender test (see "-- Qualified Thrift Lender Test") have the authority, subject to receipt of OTS approval, to establish or acquire branch offices anywhere in the United States. If a federal savings association fails to qualify as a "domestic building and loan association," as defined in the Internal Revenue Code, and fails to meet the qualified thrift lender test the association may branch only to the extent permitted for national banks located in the savings association's home state. As of December 31, 2002, the Bank qualified as a "domestic building and loan association," as defined in the Internal Revenue Code and met the qualified thrift lender test.

     Qualified Thrift Lender Test. The HOLA requires every savings association to satisfy a "qualified thrift lender" ("QTL") test. Under the HOLA, a savings association will be deemed to meet the QTL test if it either (i) maintains at least 65% of its "portfolio assets" in "qualified thrift investments" on a monthly basis in nine out of every 12 months or (ii) qualifies as a "domestic building and loan association," as defined in the Internal Revenue Code. For purposes of the QTL test, "qualified thrift investments" consist of mortgage loans, mortgage-backed securities, education loans, small business loans, credit card loans and certain other housing and consumer-related loans and investments. "Portfolio assets" consist of a savings association's total assets less goodwill and other intangible assets, the association's business properties and a limited amount of the liquid assets maintained by the association pursuant to OTS requirements. A savings association that fails to meet the QTL test must either convert to a bank charter or operate under certain restrictions on its operations and activities. Additionally, within one year following the loss of QTL status, the holding company for the savings association will be required to register as, and will be deemed to be, a bank holding company. A savings association that fails the QTL test may requalify as a QTL but it may do so only once. As of December 31, 2002, the Bank satisfied the QTL test, with a ratio of qualified thrift investments to portfolio assets of 84.40%, and qualified as a "domestic building and loan association," as defined in the Internal Revenue Code.

     Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $42.1 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $42.1 million, the reserve requirement is $1.083 million plus 10% of the aggregate amount of total transaction accounts in excess of $42.1 million. The first $6.0 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

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

     The Small Business Job Protection Act of 1996 became law on August 20, 1996. One of the provisions in the new law repealed the special bad debt reserve methods that had existed for savings associations prior to 1996. The Bank is now required to compute reserves on all loans under the experience method. The new law froze the reserves for bad debts that existed at the end of the last tax year beginning before January 1, 1988 and required the Bank to recapture into taxable income over a six year period the "applicable excess reserve." For the Bank, the applicable excess reserve was approximately $648,000 which represented the difference between the reserve balance at

December 31, 1995, and the balance of the reserve at end of the last tax year beginning before January 1, 1988. This excess reserve was recaptured at the rate of $108,000 per year, into taxable income during the six tax years from 1996 through 2001. Deferred taxes had previously been established on the applicable excess reserve.

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

     Banks that are "large banks" may no longer use a reserve method for computing bad debt deductions for tax purposes but must instead use the specific charge-off method of Code Section 166 for determining the appropriate tax deduction. In the year a bank becomes a "large bank," it is required to begin recapturing its experience method reserve into taxable income using one of three IRS-approved methods. For former savings associations, such as the Bank, the amount to be recaptured does not include amounts discussed in the preceding paragraph. In 2002, the Bank became a "large bank," but it has no tax reserves subject to the recapture rules.

     In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds corporation's regular income tax. During the years ended December 31, 2000, 2001 and 2002, the Bank was not required to pay alternative minimum tax.

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

     Carol S. Hoekstra, age 47, was elected an Executive Vice President and Interim Chief Operating Officer of both the Company and the Bank in 2003. She was a Senior Vice President of the Bank since 1999 and an Assistant Secretary of the Company since 1992. Previously, she was a Vice President of the Bank since 1995. Mrs. Hoekstra is responsible for oversight of the Company's and the Bank's operations. Mrs. Hoekstra first joined the Bank in 1977. She rejoined the Bank in 1991 as consumer loan manager, following her return to the area from Texas where she worked at a commercial bank in consumer lending.

     Ronald J. Walters, age 53, is Vice President, Treasurer and Chief Financial Officer of the Company and Senior Vice President, Treasurer and Chief Financial Officer of the Bank, positions he has held since August 1992 and January 1985, respectively. As the Chief Financial Officer of the Bank, Mr. Walters is responsible for the establishment and supervision of the Bank's accounting, office services, and buildings and grounds. Mr. Walters joined the Bank in 1984 as Controller and Chief Financial Officer, was named Vice President and Treasurer in 1985, and promoted to Senior Vice President in 1996. Mr. Walters is a certified public accountant.

     Keith M. Roseland, age 53, is a Senior Vice President and Chief Commercial Lending Officer of the Bank, a position he was appointed to in 2002. Previously, Mr. Roseland was Regional Commercial Lending Officer of the Bank since 1999, and Regional Branch Manger responsible for the operation of the Coal City, Diamond and Braidwood, Illinois branches of the Bank since 1998. He had previously served as President, since 1986, of Coal City National Bank, which was acquired by the Bank in January, 1998. Mr. Roseland had been with Coal City National Bank since 1967.

     Terry L. Ralston, age 53, was elected a Vice President of the Bank in 1998. He is also Information Technology Manager of the Bank, a position he was appointed to in 2000. Previously, since joining the Bank in February, 1996, he was Data Processing Manager. He is responsible for the day-to-day operation of the Bank's Data Processing Department and Deposit Services Center. He has over twenty-five years of experience in similar positions with financial institutions in northern Illinois and southern Wisconsin.

ITEM 2.   PROPERTIES
OFFICES
     The following table sets forth information concerning the main office and each branch office of the Bank at December 31, 2002. At December 31, 2002, the Company's premises had an aggregate net book value of approximately $7.4 million.

                              Year         Owned             Lease               Net
         Location          Opened (1)    or Leased      Expiration Date      Book Value
------------------------   ----------    ---------   --------------------   --------------
                                                                            (In thousands)

Main Office
310 S. Schuyler Avenue        1958         Owned             N/A            $        2,630
Kankakee, Illinois

Full Service Branches
Main Street and U.S. 45       1977         Owned              N/A                       18
Ashkum, Illinois

680 S. Main Street            1974         Owned              N/A                      233
Bourbonnais, Illinois

990 N. Kinzie Avenue (5)      1998        Leased     October 22, 2003 (2)              108
Bradley, Illinois

180 N. Front Street           1998        Leased       July 24, 2005 (3)                16
Braidwood, Illinois

1001 S. Neil Street           1992         Owned              N/A                      702
Champaign, Illinois

100 S. Broadway               1998        Leased       July 24, 2005 (3)                81
Coal City, Illinois

660 S. Broadway               1998         Owned              N/A                      913
Coal City, Illinois

1275 E. Division Street       1998         Owned              N/A                      375
Diamond, Illinois

302 W. Mazon Avenue           1987         Owned              N/A                      361
Dwight, Illinois

654 N. Park Road              1998         Owned              N/A                      582
Herscher, Illinois

323 E. Main Street (4)        1994         Owned              N/A                      150
Hoopeston, Illinois

310 Section Line Road         1975         Owned              N/A                      228
Manteno, Illinois

200 W. Washington Street      1995         Owned              N/A                      269
Momence, Illinois

1708 S. Philo Road            1998         Owned              N/A                      721
Urbana, Illinois
                                                                            --------------
                                                                            $        7,387
                                                                            ==============

(1) Year opened refers to the year in which the current facility opened or was acquired.
(2) The Bank has provided notice, consistent with the terms of the lease, to cancel the lease at the end of the fifth year on October 22, 2003.
(3) The Bank has an option to renew this lease for two consecutive five year terms.
(4)  The Hoopeston, Illinois office was sold as of February 14, 2003.
(5) A new office building will be built on nearby leased property and available for occupancy prior to October 22, 2003.

     The Company believes that its current facilities are adequate to meet present and immediately foreseeable needs.

     The Company maintains depositor and borrower customer files on an in-house system. The net book value of the data processing and computer equipment utilized by the Company at December 31, 2002 was $407,000.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2002.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Page 57 of the 2002 Annual Report to Stockholders is incorporated by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     Pages 8 and 9 of the 2002 Annual Report to Stockholders is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Pages 10 through 28 of the 2002 Annual Report to Stockholders are incorporated by reference.

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

     The Funds Management Committee generally uses two types of analysis in measuring and reviewing the Company's interest rate sensitivity. These are the GAP analysis, which is discussed under the heading of Asset/Liability Management on page 20 of the Annual Report, and the NPV calculation. The NPV calculation uses information about the Company's assets, liabilities and off-balance sheet items, market interest rate levels and assumptions about the behavior of the assets and liabilities, to calculate the Company's NPV. The NPV is the market value of assets minus the market value of liabilities, adjusted for off-balance sheet items divided by the market value of assets. The NPV is then subjected to immediate and permanent upward changes of 300 basis points in market interest rate levels, in 100 basis point increments, and a downward change of 100 basis points. The resulting changes in NPV and net interest income at each increment are measured against pre-determined, minimum NPV ratios for each incremental rate change, as approved by the board in the interest rate risk policy. Due to the low level of market interest rates at both December 31, 2001 and 2002, calculations for the 200 basis point decline and the 300 basis point decline were omitted as highly improbable.

     The following table presents the Bank's NPV ratios for the various rate change levels at December 31, 2002 and 2001:

                                        NPV Ratios
                                     -----------------
    Changes in Interest Rates         2002       2001
    -------------------------        ------     ------

    300 basis point rise               6.92%      6.21%
    200 basis point rise               7.83%      7.53%
    100 basis point rise               8.59%      8.82%
    Base rate scenario                 8.94%     10.04%
    100 basis point decline            8.69%     10.70%

     The preceding table indicates that at December 31, 2002, in the event of an immediate and permanent increase in prevailing market interest rates, the Bank's NPV ratio, would be expected to decrease, and that in the event of an immediate and permanent decrease in prevailing market interest rates, the Bank's NPV ratio would also be expected to decrease. At December 31, 2002, the estimated changes in the Bank's NPV ratios were within the levels approved by the board of directors.

     The NPV decreases in a rising rate scenario because the Company's interest-bearing liabilities generally reprice faster than its interest-earning assets. This effect is increased by periodic and lifetime limits on changes in rate on most adjustable-rate, interest-earning assets. The NPV decreases in a falling rate scenario because of the limits on the Company's ability to decrease rates on some of its deposit sources, such as money market accounts and NOW accounts, and by the ability of borrowers to repay loans ahead of schedule and refinance at lower rates.

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

     Pages 30 through 55 of the 2002 Annual Report to Stockholders are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     Information concerning directors of the Company is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2003, a copy of which was filed with the Securities and Exchange Commission on March 14, 2003 (the "2003 Proxy Statement").

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     Information regarding the business experience during the past five years with respect to the executive officers of the Company contained in Part I of this Form 10-K is incorporated by reference.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers and directors and persons who own more than 10% of the Company Common Stock file reports of ownership and changes in ownership with the SEC and with the exchange on which the Company's shares of Common Stock are traded. Such persons are also required to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms furnished to the Company and, if appropriate, representations made to the Company by any such reporting person concerning whether a Form 5 was required to be filed for 2002, the Company is not aware that any of its directors and executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during 2002.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation called for by Item 11 of this Form 10-K is incorporated by reference from the section in the Company's 2003 Proxy Statement entitled "Executive Compensation." The report of the Company's Compensation Committee and the stock performance table are not incorporated into this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management called for by Item 12 of this Form 10-K is incorporated by reference from the section in the Company's 2003 Proxy Statement entitled "Voting Securities and Principal Holders."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions called for by Item 13 of this Form 10-K is incorporated by reference from the section in the Company's 2003 Proxy Statement entitled "Certain Relationships and Related Transactions."

ITEM 14.  CONTROLS AND PROCEDURES

     Based upon an evaluation within the 90 days prior to the filing date of this report, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls, other than the additional review processing regarding commercial loans, or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Consolidated Financial Statements:

     The following information appearing in the Registrant's 2002 Annual Report to Stockholders is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

                                                                 Pages in
                   Annual Report Section                       Annual Report
------------------------------------------------------------   -------------
Selected Financial Data.....................................       8-9

Management's Discussion and Analysis of
  Financial Condition and Results of Operations.............       10-28

Report of Independent Auditors..............................       29

Consolidated Statements of Financial Condition..............       30-31

Consolidated Statements of Income...........................       32

Consolidated Statements of Stockholders' Equity.............       33

Consolidated Statements of Cash Flows.......................       34-35

Notes to Consolidated Financial Statements..................       36-55

Quarterly Financial Information ............................       55

     With the exception of those sections specifically incorporated by reference, the Registrant's 2002 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-K.

     (a)(2) Financial Statement Schedules:

     Financial statement schedules have been omitted as the required information is contained in the consolidated financial statements and notes thereto, or because such schedules are not required or applicable.

     (a)(3) Exhibits:

 Regulation                                           Reference to Prior
S-K Exhibit                                            Filing or Exhibit
   Number                  Document                 Number Attached Hereto
-----------   ----------------------------------    ----------------------
          3   Articles of Incorporation                       (1)

          3   Bylaws                                          (1)

          4   Instruments defining the rights                 (1)
               of security holders, including
               debentures

         10   Material Contracts

              a.  Stock Option Plan                           (2)

              b.  Management Recognition Plan
                  and Trusts                                  (2)

              c.  Employee Stock Ownership Plan               (1)

              d.  Money Purchase Pension Plan                 (1)

              e.  401(k) Plan                                 (1)

              f.  Kankakee Bancorp, Inc. Bank
                  Incentive Plan and Trust                    (3)

              g.  Rights Agreement                            (4)

              h.  Form of Change of Control
                  Agreements for Carol S.
                  Hoekstra, Larry D. Huffman,
                  Terry L. Ralston, and Ronald
                  J. Walters                                  (5)

              i.  Employment Agreement between
                  the Company and Larry D.
                  Huffman                                     (6)

         13   2002 Annual Report to Stockholder               13

         21   Subsidiaries of Registrant                      21

         23   Consent of Independent Auditor                  23

       99.1   Certification of Chief Executive               99.1
              Officer

       99.2   Certification of Principal                     99.2
              Financial Officer

-------------------
(1) Filed on September 11, 1992, as exhibits to the Registrant's Registration Statement No. 33-51950 on Form S-1. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

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

     (b)  Reports on Form 8-K:

          On October 4, 2002, the Company filed a report on Form 8-K stating under Item 5 that the Company had, on October 4, 2002, issued a news release announcing that the Company had taken a nonrecurring after-tax charge of approximately $2.17 million, or approximately $1.85 per diluted share, to its third quarter earnings. The charge was recorded as an additional provision to the allowance for losses on loans.

          On October 10, 2002, the Company filed a report on Form 8-K stating under Item 5 that the Company had, on October 10, 2002, issued a news release announcing that its wholly-owned subsidiary, Kankakee Federal Savings Bank had signed a definitive agreement to sell its banking office in Hoopeston, Illinois to Capstone Bank, N.A., of Watseka, Illinois.

          On October 22, 2002, the Company filed a report on Form 8-K stating under Item 5 that the Company had, on October 22, 2002, issued a news release announcing its earnings for the quarter ended September 30, 2002, as well as other recent corporate events.

          On December 6, 2002, the Company filed a report on Form 8-K stating under Item 5 that the Company had, on December 6, 2002, issued a news release announcing its appointment of Michael A. Griffith to the boards of directors of both the Company and the Bank. The appointment was made as part of the agreement with an investor group led by Jeffrey L. Gendell.

          On January 17, 2003, the Company filed a report on Form 8-K stating under Item 5 that the Company had, on January 17, 2003, issued a news release announcing the implementation of a number of organizational changes intended to comply with the requirements for public companies under the Sarbanes-Oxley Act of 2002, and to ensure both greater independence on the board and stronger leadership from its independent directors. Additionally, it was announced that the Board had received the resignation of the Company's President and CEO and had established a procedure for securing his successor.

          On February 3, 2003, the Company filed a report on Form 8-K stating under Item 5 that the Company had, on February 3, 2003, issued a news release announcing its earnings for the quarter ended December 31, 2002, as well as other recent corporate events.

          On February 20, 2003, the Company filed a report on Form 8-K stating under Item 5 that the Company, on February 18, 2003, pursuant to a stock buyback program authorized by the Board of Directors of the Company, after being approached by two stockholders offering to sell their shares to the Company, the Company purchased an aggregate of 174,270 shares of its common stock in open market transaction at a purchase price of $40.02 per share, the current market price immediately prior to the transaction. The sellers were Lawrence B. Seidman, and related parties under his control, and Investors of America, Limited Partnership.

          On March 13, 2003, the Company filed a report on Form 8-K stating under Item 5 that the Company, on March 10, 2003, pursuant to a stock buyback program authorized by the Board of Directors, repurchased from two stockholders an aggregate of 40,000 share of its common stock in open market transactions at a purchase price of $39.27 per share, the current market price immediately prior to the transaction. The sellers were Tontine Management L.L.C. and Private Capital Management, L.P. Both stockholders' ownership in our common stock exceeded 10% as a result of our repurchases in February, and these latest purchases brought both stockholders' ownership below 10%.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      KANKAKEE BANCORP, INC.

Date:  March 26, 2003                 By:  /s/ Larry D. Huffman
                                           -------------------------------------
                                           Larry D. Huffman,
                                           Chief Executive Officer and President
                                               (Principal Executive Officer)

                                      By:  /s/ Ronald J. Walters

                                           Ronald J. Walters, Vice President and
                                           Treasurer
                                             (Principal Financial and Accounting
                                             Officer)

I, Larry D. Huffman, Chief Executive Officer of the Company, certify that:

1.   I have reviewed this annual report on Form 10-K of Kankakee Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26,  2003

                                           /s/ Larry D. Huffman
                                           -----------------------
                                           Larry D. Huffman
                                           Chief Executive Officer

I, Ronald J. Walters, Principal Financial Officer of Kankakee Bancorp, Inc., certify that:

1.   I have reviewed this annual report on Form 10-K of Kankakee Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26,  2003

                                           /s/ Ronald J. Walters
                                           ---------------------------
                                           Ronald J. Walters
                                           Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael A. Griffith       3-26-03     Chairman of the Board
------------------------      -------
Michael A. Griffith           Date

/s/ William Cheffer           3-26-03     Director
------------------------      -------
William Cheffer               Date

 /s/ Brenda L. Baird          3-26-03     Director
------------------------      -------
Brenda L. Baird               Date

 /s/ Charles C. Huber         3-26-03     Director
------------------------      -------
Charles C. Huber              Date

 /s/ Wesley E. Walker         3-26-03     Director
------------------------      -------
Wesley E. Walker              Date

 /s/ Larry D. Huffman         3-26-03     President, Chief Executive Officer and
------------------------      -------     Director
Larry D. Huffman              Date

 /s/ Mark L. Smith            3-26-03     Director
------------------------      -------
Mark L. Smith                 Date

                                INDEX TO EXHIBITS

 Regulation                                           Reference to Prior
S-K Exhibit                                            Filing or Exhibit
   Number             Document                      Number Attached Hereto
-----------   --------------------------            ----------------------
          3   Articles of Incorporation                       (1)

          3   Bylaws                                          (1)

          4   Instruments defining the rights                 (1)
              of security holders, including
              debentures

         10   Material Contracts

              a.  Stock Option Plan                           (2)

              b.  Management Recognition Plan
                  and Trusts                                  (2)

              c.  Employee Stock Ownership Plan               (1)

              d.  Money Purchase Pension Plan                 (1)

              e.  401(k) Plan                                 (1)

              f.  Kankakee Bancorp, Inc. Bank
                  Incentive Plan and Trust                    (3)

              g.  Rights Agreement                            (4)

              h.  Form of Change of Control
                  Agreements for Carol S.
                  Hoekstra, Larry D. Huffman,
                  Terry L. Ralston, and Ronald
                  J. Walters                                  (5)

              i.  Employment Agreement between
                  the Company and Larry D.
                  Huffman                                     (6)

         13   2002 Annual Report to                            13
              Stockholders

         21   Subsidiaries of Registrant                       21

         23   Consent of Independent Auditor                   23

       99.1   Certification of Chief Executive               99.1
              Officer

       99.2   Certification of Principal                     99.2
              Financial Officer

------------------

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