Form 10-Q
period 2003-03-31
KANKAKEE BANCORP INC
filed 2003-05-13
CIK 891523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2003.

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

                                    Yes   X   No ___
                                         ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X
                                                       ---

As of May 13, 2003, there were 932,611 issued and outstanding shares of the Issuer's common stock (exclusive of 817,389 shares of the Issuer's common stock held as treasury stock).

                             KANKAKEE BANCORP, INC.

                                      INDEX

                                                                                                  Page
                                                                                                 Number
Part I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Financial
                    Statements (Unaudited)

                    Statements of Financial Condition,
                    March 31, 2003 and December 31, 2002                                          3 - 4

                    Statements of Income and Comprehensive Income,
                    Three Months Ended March 31, 2003 and 2002                                        5

                    Statements of Cash Flows, Three Months
                    Ended March 31, 2003 and 2002                                                 6 - 7

                    Notes to Financial Statements                                                8 - 10

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                                               11 - 21

          Item 3.   Quantitative and Qualitative Disclosures                                    13 - 14
                    About Market Risk

          Item 4.   Controls and Procedures                                                          19

Part II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                                                22

          Item 2.   Changes in Securities and Use of Proceeds                                        22

          Item 3.   Defaults Upon Senior Securities                                                  22

          Item 4.   Submission of Matters to a Vote of Security Holders                              22

          Item 5.   Other Information                                                                22

          Item 6.   Exhibits and Reports on Form 8-K                                            22 - 23

          SIGNATURES AND CERTIFICATIONS                                                              24

            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                           March 31,         December 31,
                                                                             2003               2002
                                                                             ----               ----
Assets
     Cash and due from banks                                             $ 19,321,602       $ 16,576,706
     Federal funds sold                                                    22,111,098         19,178,334
     Money market funds                                                     3,458,217         11,670,916
                                                                         ------------       ------------
         Cash and cash equivalents                                         44,890,917         47,425,956
                                                                         ------------       ------------
     Certificates of deposit:                                                  50,000             50,000
                                                                         ------------       ------------
     Securities:
     Investment securities:
         Available-for-sale, at fair value                                 43,366,715         44,459,135
         Held-to-maturity, at cost (fair value:  March 31, 2003
         $905,271; December 31, 2002 - $1,076,979)                            891,761          1,066,664
                                                                         ------------       ------------
              Total investment securities                                  44,258,476         45,525,799
                                                                         ------------       ------------
     Mortgage-backed securities:
         Available-for-sale, at fair value:                                33,251,985         38,179,459
         Held-to-maturity, at cost (fair value:  March 31, 2003
         $23,017; December 31, 2002 - $25,525)                                 23,017             25,525
                                                                         ------------       ------------
              Total mortgage-backed securities                             33,275,002         38,204,984
                                                                         ------------       ------------
     Loans, net of allowance for losses on loans ($6,576,965 at
         March 31, 2003; $6,524,306 at December 31, 2002)                 360,689,206        384,238,637
     Loans held for sale                                                      894,350            128,000
     Real estate held for sale                                                132,765            316,170
     Federal Home Loan Bank stock, at cost                                  2,816,400          2,740,500
     Office properties and equipment                                       10,445,961         10,377,731
     Accrued interest receivable                                            2,669,427          2,795,701
     Goodwill                                                               3,065,821          3,065,821
     Other intangible assets                                                  956,278          1,181,212
     Prepaid expenses and other assets                                     12,674,669         10,353,190
                                                                         ------------       ------------
Total assets                                                             $516,819,272       $546,403,701
                                                                         ============       ============

                                                                                            (Continued)


                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                          March 31,       December 31,
                                                                            2003              2002
                                                                            ----              ----
Liabilities and stockholders' equity
     Liabilities:
         Deposits
              Noninterest bearing                                       $ 33,192,989      $ 28,633,800
              Interest bearing                                           386,594,901       403,397,808
         Short-term borrowings                                               800,000                 -
         Long-term borrowings                                             48,200,000        59,700,000
         Trust preferred debentures                                       10,000,000        10,000,000
         Advance payments by borrowers for taxes and insurance             2,888,870         1,751,128
         Other liabilities                                                 2,317,156         1,814,306
                                                                        ------------      ------------
     Total liabilities                                                   483,993,916       505,297,042
                                                                        ------------      ------------
     Stockholders' equity
         Preferred stock, $.01 par value; authorized, 500,000
          shares; none outstanding                                                 -                 -
         Common stock, $.01 par value; authorized, 3,500,000
          shares; shares issued 1,750,000                                     17,500            17,500
         Additional paid-in capital                                       15,039,598        15,039,598
         Retained income, partially restricted                            39,712,873        38,517,217
         Treasury stock (817,389 shares at March 31, 2003;
          584,119 shares at December 31, 2002), at cost                  (23,407,048)      (14,099,004)
         Accumulated other comprehensive income                            1,462,433         1,631,348
                                                                        ------------      ------------

     Total stockholders' equity                                           32,825,356        41,106,659
                                                                        ------------      ------------
Total liabilities and stockholders' equity                              $516,819,272      $546,403,701
                                                                        ============      ============

See notes to consolidated financial statements (unaudited).

      CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                        2003                  2002
                                                                        ----                  ----
Interest income:
     Loans                                                          $  6,210,834       $ 6,980,330
     Mortgage-backed securities                                          653,397           588,562
     Investment securities and other                                     469,069           210,880
                                                                    ------------       -----------
         Total interest income                                         7,333,300         7,779,772
                                                                    ------------       -----------
Interest expense:
     Deposits                                                          2,613,801         3,571,121
     Borrowed funds                                                      728,032           361,949
                                                                    ------------       -----------
         Total interest expense                                        3,341,833         3,933,070
                                                                    ------------       -----------
     Net interest income                                               3,991,467         3,846,702

Provision for losses on loans                                             66,300           147,968
                                                                    ------------       -----------
     Net interest income after provision for losses on loans           3,925,167         3,698,734
Other income:
     Net gain on sale of real estate held for sale                        26,486            10,209
     Net gain on sales of loans held for sale                            382,048           237,918
     Net gain on sale of branch office                                   477,843                 -
     Fee income                                                          632,556           590,416
     Insurance commissions                                                 5,008            10,793
     Other                                                               217,470           110,125
                                                                    ------------       -----------
         Total other income                                            1,741,411           959,461
                                                                    ------------       -----------
Other expenses:
     Compensation and benefits                                         1,908,419         1,802,732
     Occupancy                                                           339,039           297,744
     Furniture and equipment                                             176,034           148,876
     Federal deposit insurance premiums                                   17,584            18,267
     Advertising                                                         105,746            67,923
     Provision for losses on foreclosed assets                             9,914             6,000
     Data processing services                                            131,748           115,043
     Telephone and postage                                               138,022           136,052
     Amortization of intangible assets                                    37,884            46,017
     Other general and administrative                                    805,149           741,508
                                                                    ------------       -----------
         Total other expenses                                          3,669,539         3,380,162
                                                                    ------------       -----------
Income before income taxes                                             1,997,039         1,278,033
Income taxes                                                             626,500           384,846
                                                                    ------------       -----------
Net income                                                          $  1,370,539       $   893,187
                                                                    ============       ===========
Net income                                                          $  1,370,539       $   893,187
Other comprehensive income:
     Change in unrealized gains on available-for-sale
     securities, net of related income taxes                            (168,915)         (366,576)
                                                                    ------------       -----------
Comprehensive income                                                $  1,201,624       $   526,611
                                                                    ============       ===========

     Basic earnings per share                                       $       1.28       $      0.73
                                                                    ============       ===========
     Diluted earnings per share                                     $       1.28       $      0.72
                                                                    ============       ===========

See notes to consolidated financial statements (unaudited).

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                        2003            2002
                                                                        ----            ----
Cash flows from operating activities:
     Net income                                                     $  1,370,539   $     893,187
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Provision for losses on loans                                    66,300         147,968
         Provisions for losses on real estate held for sale                9,914           6,000
         Depreciation and amortization                                   279,885         259,185
         Amortization of investment premiums and discounts, net           31,768           8,709
         Accretion of loan fees and discounts                            (43,784)        (35,116)
         (Increase) decrease in interest receivable                      102,056         (85,462)
         Increase in interest payable on deposits                         22,356          44,484
         Net gain on sales of loans                                     (382,048)       (237,918)
         Net gain on sales of real estate held for sale                  (26,486)        (10,209)
         Federal Home Loan Bank of Chicago, stock dividend               (75,900)        (35,400)
         Increase in cash surrender value of Bank
          Owned Life Insurance                                          (112,415)              -
         Gain on the sale of branch office                              (477,843)              -
         Other, net                                                     (633,371)       (169,531)
                                                                    ------------   -------------
     Net cash from operating activities before loan
     originations and sales                                              130,971         785,897
         Originations on loans held for sale                         (15,065,210)    (15,892,028)
         Proceeds from sales of loans                                 14,680,908      16,571,356
                                                                    ------------   -------------

Net cash from operating activities                                      (253,331)      1,465,225
                                                                    ------------   -------------

Cash flow from investing activities:
Investment securities
     Available-for-sale:
         Purchases                                                    (6,905,101)     (4,005,781)
         Proceeds from calls and maturities                            8,000,000       2,000,000
     Held-to-maturity:
         Proceeds from maturities                                        174,817               -
Mortgage-backed securities:
     Available-for-sale:
         Purchases                                                             -     (30,607,096)
         Proceeds from maturities and pay downs                        4,637,391       1,221,649
     Held-to-maturity:
         Proceeds from maturities and pay downs                            2,508           5,509
     Proceeds from sales of real estate                                  157,878               -
     Deferred loan fees and costs, net                                    97,254          (2,124)
     Loans originated                                                (35,753,694)    (37,481,976)
     Loans purchased                                                           -      (1,400,000)
     Principal collected on loans                                     52,813,078      36,575,893
     Purchases of office properties and equipment, net                (1,440,979)       (506,178)
     Purchases of Bank Owned Life Insurance                                    -      (8,000,000)
     Cash transferred to buyer on sale of branch                     (12,314,815)              -
                                                                    ------------   -------------
Net cash from investing activities                                     9,468,337     (42,200,104)
                                                                    ------------   -------------

See notes to consolidated financial statements (unaudited).

                                                                     (Continued)

                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                          Three Months Ended March 31,
                                                                            2003             2002
                                                                            ----             ----
Cash flows from financing activities:
     Net increase in non-certificate of deposit accounts                $ 13,711,978     $  2,640,828
     Net increase (decrease) in certificate of deposit accounts           (6,504,862)       4,334,305
     Net increase in advance payments by
      borrowers for taxes and insurance                                    1,225,766        1,194,882
     Proceeds from short-term borrowings                                     800,000                -
     Proceeds from other borrowings                                                -       37,600,000
     Repayments of other borrowings                                      (11,500,000)      (5,000,000)
     Proceeds from exercise of stock options                                       -          433,685
     Dividends paid                                                         (174,882)        (147,384)
     Purchase of treasury stock                                           (9,308,045)        (687,452)
                                                                        ------------     ------------
Net cash from financing activities                                       (11,750,045)      40,368,864
                                                                        ------------     ------------
Decrease in cash and cash equivalents                                     (2,535,039)        (366,015)
Cash and cash equivalents:
     Beginning of period                                                  47,425,956       26,662,714
                                                                        ------------     ------------
     End of period                                                      $ 44,890,917     $ 26,296,699
                                                                        ============     ============
Supplemental disclosures of cash flow information
Cash paid during the period for:
     Interest on deposits                                               $  2,591,445     $  3,526,600
                                                                        ============     ============
     Interest on borrowed funds                                         $    610,300     $    334,800
                                                                        ============     ============
     Income taxes                                                       $    150,000     $          -
                                                                        ============     ============
Supplemental disclosures of non-cash investing activities:
Real estate acquired through foreclosure                                $          -     $     63,306
                                                                        ============     ============
Decrease in unrealized gains on securities available-for-sale              ($254,008)       ($551,242)
                                                                        ============     ============
Decrease in deferred taxes attributable to the
 unrealized gains on securities available-for-sale                      $     85,093     $    184,666
                                                                        ============     ============

Sale of branch:
     Assets disposed:
         Loans                                                           ($6,370,117)    $          -
         Accrued interest receivable                                         (24,218)               -
         Premises and equipment                                             (164,639)               -
         Other assets                                                       (197,251)               -
     Liabilities assumed by buyer:
         Non-certificate of deposit accounts                               2,161,632                -
         Certificates of deposit                                          17,243,008                -
         Accrued interest payable                                             68,550                -
         Escrows on loans                                                     64,005                -
         Other liabilities                                                    11,688                -
Gain on the sale of branch office                                           (477,843)               -
                                                                        ------------     ------------
Cash paid                                                               $ 12,314,815     $          -
                                                                        ============     ============

See notes to consolidated financial statements (unaudited).

                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 2003

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The statement of condition at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report for Kankakee Bancorp, Inc. (the "Company") on Form 10-K for the year ended December 31, 2002.

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

                                           Three months ended
                                                March 31,
                                         2003               2002
                                         ----               ----
Net income                            $1,370,539        $  893,187
                                      ==========        ==========

Average outstanding shares
 of common stock                       1,067,164         1,228,699
Average common stock equivalents           1,103            13,776
                                      ----------        ----------
Total                                  1,068,267         1,242,475
                                      ==========        ==========

Basic earnings per share              $     1.28        $     0.73
                                      ==========        ==========
Diluted earnings per share            $     1.28        $     0.72
                                      ==========        ==========

Note 3 - Accounting for Certain Investments in Debt and Equity Securities

     At March 31, 2003, stockholders' equity included a positive $1.4 million, which represents the amount by which the market value of the available-for-sale securities and the available-for-sale mortgage-backed securities exceeded the book value, net of income tax of $758,000. An increase in market interest rates during the three months ended March 31, 2003 resulted in a $169,000 decrease in the market value, net of income tax effect, of the available-for-sale securities and the available-for-sale mortgage-backed securities. At the end of 2002, the market value of the available-for-sale securities portfolio exceeded the book value by $1.6 million, net of income tax benefit.

Note 4 - Commitments and Contingencies

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank's exposure to credit loss, in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit, is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Financial instruments whose contract amount represent credit risk follows:




                                            March 31,             December 31,
                                              2003                    2002
                                              ----                    ----
Commitments to originate new loans        $ 26,220,000            $ 19,100,000
Commitments to extend credit                28,797,000              31,106,000
Standby letters of credit                    1,233,000               1,228,000

Such commitments are recorded in the financial statements when they are funded or related fees are incurred or received. These commitments are principally at variable interest rates.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit written are conditional commitments issued by the bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Bank would be entitled to seek recovery from the customer. At March 31, 2003 and December 31, 2002, no amounts have been recorded as liabilities for the Bank's potential obligations under these guarantees.

The Company and the Bank do not engage in the use of interest rate swaps, futures, forwards, or option contracts.

Note 5 - Stock-Based Employee Compensation

The Company had one stock-based employee compensation plan which was in existence for all periods presented. As permitted under accounting principles generally accepted in the United States of America, grants of options under the plan are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Because options granted under the plan had an exercise price equal to market value of the underlying common stock on the date of the grant, no stock-based employee compensation cost is included in determining net income. Stock options were granted to newly elected directors in December 2001 and 2002 and vested immediately. As a result, there was no compensation expense to be recognized for the three months ended March 31, 2003 or 2002, under APB Opinion No. 25 or the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                             KANKAKEE BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a Delaware company formed in 1992 for the purpose of becoming the savings and loan holding company of KFS Bank, F.S.B. (the "Bank"), the Company's principal subsidiary. The Bank was originally chartered in 1885 as an Illinois savings and loan association and was converted to a federally chartered thrift institution in 1937.

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

ECONOMIC CLIMATE

     Over the last 27 months, the Federal Open Market Committee ("the FOMC") lowered its target short-term interest rates by a total of five and one-quarter percentage points. The federal funds target went from 6.50% to 1.25% and the Federal Reserve discount rate went from 6.00% to 0.75%. The federal funds rate is the rate at which financial institutions borrow from each other, while the discount rate is the rate at which member banks borrow from the Federal Reserve. The FOMC cited a slowing economy and recessionary trends as the primary reasons for lowering interest rates. Lower short-term interest rates would tend to stimulate economic activity by reducing the financing costs on borrowed funds for both businesses and individuals.

     A slowing economy would usually result in some increase in problem assets, and could possibly result in some increase in loan losses. In a slowing economy or recession, cash flows and profits of commercial customers decrease, which could result in an increase in delinquencies. Additionally, individual borrowers experience cash flow problems from job loss, reduction in investment returns or other causes. This could also result in an increase in delinquencies. Due in part to recent economic conditions, the Company experienced an increase of delinquencies and problem loans. During the last half of 2002, this resulted in a substantial increase in its provision for losses on loans.

     Since the beginning of 2003, there have been few fundamental changes in the economic environment. Some economic indicators are pointing toward a recovery, while others are still weak, indicating that the economy remains slow. If the economy does move into a full recovery, then the FOMC would likely increase in its target rates.

     The Company had a positive cumulative one-year gap of 10.1% at March 31, 2003. A positive gap indicates that an increase in market interest rates might positively affect net interest income and the results of operations, due to assets maturing, and repricing, from their current rates to higher rates, more quickly than liabilities will mature and reprice to higher rates. Management believes that the Company's current level of interest rate sensitivity is reasonable, in light of the current market rates and the possibility of increasing market rates. However, significant fluctuations in interest rates may have an adverse effect on the Company's financial condition and results of operations.

INITIATIVES AND SIGNIFICANT EVENTS

     During the first quarter of 2003, the Company continued moving ahead with a number of strategies designed to improve profitability and enhance stockholder value, including the sale of the Hoopeston, Illinois branch. The Company continues to evaluate service delivery systems and explore new market areas, evaluating both potential acquisitions and sites for new branches.

     Construction of a new branch office in Bradley, Illinois has begun, with completion expected by the end of the third quarter of the year. This new office will replace an existing in-store facility. In addition, office renovations are planned for the branches in Manteno and Momence, Illinois, while possible renovations at other offices are being evaluated. An ATM was installed at the Urbana, Illinois office, and seven additional or replacement ATMs are scheduled for installation during the year.

     The Company has also continued to evaluate and improve its organizational structure, including lines of authority, job functions and supervisory responsibilities. As a result of this process, some positions have been eliminated, some new positions have been added and a number of changes in reporting responsibility have been implemented. Fundamental organizational changes at the board level, designed to increase independence and improve corporate governance, have been substantially completed, and the process of conducting a search for a new CEO continues. Some costs associated with these activities are reflected in expenses for the first quarter of 2003.

FINANCIAL CONDITION

     Total assets of the Company decreased by $29.6 million, or 5.4%, to $516.8 million at March 31, 2003 from $546.4 million at December 31, 2002.

     Cash and cash equivalents decreased by $2.5 million, or 5.3%, from $47.4 million at December 31, 2002 to $44.9 million at March 31, 2003. The decrease was attributable to decreases in deposits and borrowed money, as well as treasury stock purchases.

     During the three-month period ended March 31, 2003, net loans receivable decreased by $23.5 million, or 6.1%, from $384.2 million to $360.7 million. This was primarily the result of loan repayments which totaled $52.8 million and the sale of $6.4 million in loans as part of the sale of the Hoopeston, Illinois branch, which were substantially offset by the origination of $24.3 million of real estate loans and the origination of $11.5 million of consumer and commercial business loans.

     Loans held for sale increased by $766,000, from $128,000 at December 31, 2002 to $894,000 at March 31, 2003. This was the result of the origination of $15.1 million of loans held for sale, which was partially offset by the sale of $14.7 million of such loans, at a net gain of $382,000. The level of borrower refinancing remained strong through the first quarter of 2003, with interest rates down at levels not seen in decades. Gains on the sale of loans have been greatly enhanced by these factors. We cannot assume that interest rates will remain at current levels or that refinancing volume will continue at current levels.

     Securities available-for-sale decreased by $1.1 million, or 2.4%, to $43.4 million at March 31, 2003 from $44.5 million at December 31, 2002 as the result of the maturity or the exercise of call options by issuers on $8.0 million of securities, which was partially offset by purchases of $6.9 million in such securities, and by a minimal net change in market value adjustments.

     Mortgage-backed securities available-for-sale decreased by $4.9 million, or 12.9%, to $33.3 million at March 31, 2003 from $38.2 million at December 31, 2002. The decrease resulted from the maturity of $4.6 million of securities, and by the net change in market value adjustments.

     Deposits decreased by $12.2 million, or 2.8%, from $432.0 million at December 31, 2002 to $419.8 million at March 31, 2003. During the three month period, $17.2 million in certificate of deposit accounts and $2.2 million in passbook, checking and money market accounts were sold with the Hoopeston, Illinois branch. In addition, there was a $6.5 million decrease in certificate of deposit accounts, a $13.7 million increase in passbook, checking and money market accounts and a small increase in accrued interest on deposits.

     Total borrowings decreased by $10.7 million, or 17.9%, from $59.7 million at December 31, 2002 to $49.0 million at March 31, 2003. The decrease was the result of $11.5 million in repayments, which were partially offset by new borrowings of $800,000. Borrowings at March 31, 2003 consisted of $29.8 million in advances from the Federal Home Loan Bank of Chicago, $800,000 in funds drawn down on a line-of-credit and $18.4 million in funds from securities sold under agreement to repurchase. Additionally, there were $10.0 million of trust preferred debentures outstanding at both March 31, 2003 and December 31, 2002.

ASSET/LIABILITY MANAGEMENT

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

     The Company attempts to manage its interest rate risk to the extent consistent with its interest margin objectives through management of the mix of its assets and liabilities in a number of ways, including the following:

     . The Company prefers to lend on adjustable rate mortgages ("ARMs") in its one-to-four family residential lending program. However, ARMs are not currently in great demand, and less than 5% of the one-to-four family loans originated during the first quarter of 2003 were ARMs
     . The Company has increased originations of commercial business and construction loans having adjustable or floating interest rates, relatively short terms to maturity, or a combination thereof.
     . The Company has continued its origination of consumer loans having terms to maturity that are significantly shorter than residential loans.
     . The Company regularly reviews its policy on newly originated fixed-rate mortgage loans, as to the question of which loans, if any, should be retained in portfolio versus which should be sold in the secondary market. Trends in the economy, trends in market interest rates, the Company's interest margin and the Company's current asset/liability mix are among the factors considered. Changes resulting from these reviews take effect on a specific calendar date and impact either those loans which are applied for on or after that date, or those loans which are closed on or after that date. During the first quarter of 2003, the Company sold most of the fixed-rate mortgage loans it originated.

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

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOSSES ON LOANS

     The Company's non-performing assets increased to $12.5 million, or 2.42%, of total assets at March 31, 2003 from $11.1 million, or 2.03% of total assets at December 31, 2002. This represented an increase of $1.4 million over the three-month period. Changes in individual loan categories are detailed in the following table:

                                            March 31     December 31
                                              2003           2002        Change
                                              ----           ----        ------
Non-accruing loans:
     Real estate:
       One-to-four family                  $   797        $ 1,115        ($318)
       Multi family                            118            118            -
       Commercial                            3,039          3,039            -
       Construction and development          1,687          1,687            -
     Commercial business                       859            875          (16)
                                           -------        -------       ------
Total                                        6,500          6,834         (334)
                                           -------        -------       ------
Accruing loans delinquent 90
     days or more:
     Real estate:
       Commercial                            3,731          2,516        1,215
     Consumer                                  325            290           35
     Commercial business                     1,448            633          815
                                           -------        -------       ------
Total                                        5,504          3,439        2,065
                                           -------        -------       ------
Foreclosed assets                              133            316         (183)
Troubled debt restructuring                    351            480         (129)
                                           -------        -------       ------
Total non-performing assets                $12,488        $11,069       $1,419
                                           =======        =======       ======

     Non-performing assets are presented on a gross balance basis and the totals have not been reduced by specific reserves.

     The ratio of the allowance for losses on loans to non-performing loans decreased to 54.8% as of March 31, 2003 compared to 63.5% as of December 31, 2002. The decrease in this ratio, which excludes foreclosed assets and restructured troubled debt, was the result of the increase of $1.7 million in non-performing loans. Since the end of the first quarter of 2003, there has been a reduction in the balance of non-performing loans as the result of aggressive follow-up on delinquent loans by the Company.

     The Company classified $4.9 million of its assets as Special Mention, $5.6 million as Substandard and $4.1 million as Loss as of March 31, 2003. No assets were classified as Doubtful at March 31, 2003. This represents a decrease of $1.1 million in the Special Mention category and a net decrease of $296,000 in the other categories from the December 31, 2002 totals for classified assets. The ratio of classified assets to total assets (including items classified as Special Mention) was 2.83% at March 31, 2003 as compared to 2.93% at December 31, 2002. The ratio of the allowance for losses on loans to classified assets increased to 45.0% as of March 31, 2003 compared to 40.8% as of December 31, 2002.

CRITICAL ACCOUNTING POLICIES

     Accounting policies, the implementation of which requires difficult, complex or subjective judgments on the part of management are critical to the Company's financial condition and results of operations, and they may relate to matters that are inherently uncertain. Changes in facts and circumstances can result in material changes in estimates determined under these policies. Changes in interest rates, deterioration in the performance of the economy, changes in laws and regulations and deterioration in the financial condition of borrowers are among those facts and circumstances that could affect the evaluation process. Management believes that the Company's critical accounting policies include determining the allowance for losses on loans.

DISCUSSION ON PROVISION FOR LOSSES ON LOANS

     As with many financial institutions, the lagging economy has challenged many companies, including some of the Bank's customers. During the last half of 2002, the Company experienced a significant increase in non-performing loans, most of which related to commercial real estate and real estate development loans. After an extensive evaluation, the Company recorded additions of $3.4 million to reserves for losses on loans during the last half of the year. Issues related to these loans, including a bankruptcy filing, several foreclosures and past due real estate taxes, necessitate ongoing review and evaluation as to the adequacy of reserves. Based on this ongoing review, management has concluded that it is not appropriate at this time to add additional reserves with respect to these identified loans. Management is continuing to examine the loans with the parties involved to determine the best course of action to realize maximum satisfaction of these credits. While non-performing loans increased during the first quarter of 2003, management's review of the loans which became non-performing did not indicate the need to provide additional reserves. Management will continue to monitor and evaluate non-performing assets.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002

     Net income for the quarter ended March 31, 2003 was $1.4 million compared to $893,000 for the same period in 2002. This represented a $477,000, or 53.4% increase. The increase in net income resulted from an increase in net interest income of $145,000 (3.8%), an increase in other income of $782,000 (81.5%), which included a $478,000 gain on the sale of a branch operation, and a decrease in provision for losses on loans of $82,000 (55.2%). These items were partially offset by an increase in other expenses of $289,000 (8.6%) and an increase in income tax expense of $242,000 (62.8%). Basic earnings per share were $1.28 for the quarter ended March 31, 2003 compared to $.73 for the comparable 2002 quarter. Diluted earnings per share were $1.28 for the quarter ended March 31, 2003 compared to $.72 for the comparable 2002 quarter, representing an increase of 77.8%.

     Net interest income increased $145,000, or 3.8%, during the quarter ended March 31, 2003, compared to the quarter ended March 31, 2002. The table presented on page 21 ("Table I"), sets forth an analysis of the Company's net interest income for the three-month periods ended March 31, 2003 and 2002.

     As Table I indicates, interest income decreased $446,000, or 5.7%, to $7.3 million for the three-month period ended March 31, 2003 compared to the $7.8 million for the same period in 2002. The decrease in interest income was the result of a decrease in the yield earned on interest-earning assets to 6.03% during the 2003 period from 6.71% during the 2002 period, which was partially offset by an increase in the average balance of interest-earning assets to $492.8 million during the 2003 period from $470.4 million during the 2002 period. The increase in the average balance of interest-earning assets was due to increases in balances of mortgage-backed securities, investment securities and other interest-earning assets, which were partially offset by a decrease in balances of loans during the quarter. The decrease in the yield earned on interest-earning assets was the result of decreasing market interest rates during the quarter, which resulted in lower yields on short term assets and a lower yield on the reinvestment of principal repayments and prepayments on loans and on newly originated loans. The decrease in average loans was primarily the result of the refinancing of loans in the mortgage portfolio in the current low interest rate environment. Most such long-term, fixed-rate mortgage loans were sold with servicing retained.

     Interest expense decreased $591,000, or 15.0%, to $3.3 million during the first quarter from $3.9 million in the same period in 2002. The decrease in interest expense was the result of a decrease in the average yield on interest-bearing liabilities to 2.75% during the 2003 period from 3.50% during the 2002 period, which was partially offset by an increase in the average outstanding balance of interest-bearing liabilities to $493.0 million during the 2003 period from $455.8 million during the 2002 period. The increase in average interest-bearing liabilities resulted from the implementation of a leveraging strategy, increased use of borrowed funds, and the continuing movement to a sales oriented operation. While the leveraging strategy was implemented in the first quarter of 2002, it was done near the end of that quarter and had minimal impact on average balances. The decrease in the average yield on interest-bearing liabilities resulted from decreasing market interest rates during the last twenty-seven months and continuing improvement in the deposit mix, with a higher ratio of non-certificate deposit accounts.

     The provision for losses on loans totaled $66,000 during the first quarter of 2003, compared to $148,000 during the first quarter of 2002. The amount of the provision for losses on loans is determined through regular review of the various elements of the loan portfolio, and by a review of overall adequacy, based on circumstances and factors known at the time of the review.

     Other income for the three-month period ended March 31, 2003 increased $782,000, or 81.5%, to $1.7 million compared to $959,000 for the same period in 2002. The increase was attributable to increases of $144,000 (60.6%) in gain on sales of loans held for sale, $107,000 (97.5%) in other income and $42,000 (7.1%) in fee income. In addition, the Company recorded a gain on the sale of a branch banking office in Hoopeston, Illinois totaling $478,000. The $144,000 increase in gain on the sale of loans held for sale was the result of more aggressive pricing and better spreads on the loans sold during the 2003 period compared to the 2002 period. The increase in other income was the result of a full quarter's earnings from the investment in BOLI during 2003 compared to a few days during 2002.

     Other expenses for the first quarter of 2003 increased $289,000 or 8.6%, to $3.7 million from $3.4 million for the first quarter of 2002. There were increases of $64,000 (8.6%) in other expenses, $106,000 (5.9%) in compensation and benefits, $41,000 (13.9%) in occupancy expense and $38,000 (55.7%) in advertising. These increases were partially offset by small decreases totaling less than $9,000 in two areas of operating expenses. The increase in compensation and benefits was primarily due to an increase in compensation levels and an increase in employment taxes in the first quarter resulting from the payment in January 2003 of bonuses accrued in and for 2002.

     Federal income taxes increased $242,000 to $627,000 for the three-month period ended March 31, 2003, compared to $385,000 for the same period in 2002. The primary reason for this increase was the increase in pre-tax income for the quarter.

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

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary --actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tangible and Core capital (as defined by the regulations) to tangible assets (as defined) and Total and Tier I capital (as defined) to risk-weighted assets (as defined). Management believes, as of March 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

     As of the most recent notification from the Office of Thrift Supervision (the "OTS"), categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.


                                                                                               To be Well
                                                                                            Capitalized Under
                                                                        For Capital         Prompt Corrective
                                                    Actual           Adequacy Purposes      Action Provisions
                                                    ------           -----------------      -----------------
                                               Amount      Ratio     Amount      Ratio      Amount      Ratio
                                               ------      -----     ------      -----      ------      -----
                                                                   (Dollars in Thousands)
As of March 31, 2003
Tangible Captial to Tangible Assets
   KFS Bank, F.S.B.                            $36,943     7.25%    $ 7,649       1.50%         N/A
Core Capital to Tangible Assets
   KFS Bank, F.S.B.                             36,943     7.25%     20,396       4.00%     $25,496      5.00%
Tier I Capital to Risk Weighted Assets
   KFS Bank, F.S.B.                             36,943    11.44%        N/A                  19,376      6.00%
Total Capital to Risk Weighted Assets
   KFS Bank, F.S.B.                             39,441    12.21%     25,835       8.00%      32,293     10.00%


As of December 31, 2002
Tangible Capital to Tangible Assets
   KFS Bank, F.S.B.                             35,726     6.73%      7,961       1.50%         N/A
Core Capital to Tangible Assets
   KFS Bank, F.S.B.                             35,726     6.73%     21,230       4.00%      26,537      5.00%
Tier I Capital to Risk Weighted Assets
   KFS Bank, F.S.B.                             35,726    10.57%        N/A                  20,280      6.00%
Total Capital to Risk Weighted Assets
   KFS Bank, F.S.B.                             38,785    11.47%     27.040       8.00%      33,800     10.00%


STOCK REPURCHASE

     During the quarter ended March 31, 2003, the Company repurchased 233,270 shares of common stock at a total cost of $9.3 million under the stock repurchase program announced in January 2003. On a cumulative basis, through March 31, 2003, a total of 986,389 shares of common stock of the Company had been purchased under repurchase programs at a total cost of $26.9 million. As of March 31, 2003, the Company held 817,389 shares of its common stock as treasury stock. During the period from March 31, 2003 through May 13, 2003, no additional shares of common stock were repurchased.

STOCK OPTIONS

     During the first quarter of 2003, no options on shares of common stock were exercised. At the end of the quarter, there were options outstanding to two individuals on 4,750 shares of stock. Between March 31, 2003 and May 13, 2003, neither individual had given notice of intent to exercise these options.

     At the annual meeting of stockholders on April 25, 2003, a proposed stock option plan on 116,500 shares of common stock was approved. On May 1, 2003, options on 2,500 shares of common stock were granted to each director of the Company and the Bank. The exercise price on the 15,000 options granted was set at the closing price of $38.00 per share on May 1, 2003. No options under this plan have been exercised through May 13, 2003.

     During the April 2003 organizational meeting of the Board of Directors of the Company, a short-term stock incentive plan was approved, the term of which ran from May 1, 2003 through May 13, 2003. Under the terms of the plan, each director of the Company and of the Bank was given the option to purchase 2,500 shares of common stock at the greater of the current market price or $40.02 per share. Options under this plan totaled 15,000 shares of common stock. Under this plan, directors exercising all of their own options also were given the option to acquire shares under the same terms and conditions, through options not exercised by other directors. No options were exercised during the term of the plan.

DIVIDENDS

     On April 24, 2003, a cash dividend of $.15 per share was declared, payable on May 30, 2003 to stockholders of record as of May 14, 2003. The Company has paid a dividend every quarter since the dividend program was instituted in the first quarter of 1995. Future dividends will depend primarily upon earnings, financial condition and need for funds, as well as restrictions imposed by regulatory authorities regarding dividend payments and capital requirements.

CONTROLS AND PROCEDURES

     Based upon an evaluation within the 90 days prior to the filing date of this report, the Company's Principal Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

     . The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company's assets.
     . The economic impact of past and any future terrorist threats and attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.

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

                                     TABLE I
                    NET INTEREST INCOME ANALYSIS (UNAUDITED)
                      KANKAKEE BANCORP, INC. AND SUBSIDIARY

                                                                        Three Months Ended March 31,
                                                                        ---------------------------
                                                                2003                                      2002
                                                                ----                                      ----
                                                 Average      Interest                    Average       Interest
                                               Outstanding     Earned/      Yield/      Outstanding      Earned/      Yield/
                                                 Balance        Paid         Rate         Balance         Paid         Rate
                                                 -------        ----         ----         -------         ----         ----
                                                                            (Dollars in Thousands)
Interest-earning assets:
   Loans receivable (1)                         $371,992       $6,211        6.77%        $393,954       $6,980        7.19%
   Mortgage-backed securities  (2)                35,399          469        5.37%          18,902          211        4.53%
   Investment securities (3)                      45,639          506        4.50%          35,674          458        5.21%
   Other interest-earning assets                  37,017          103        1.13%          19,415           99        2.07%
   FHLB stock                                      2,789           44        6.40%           2,470           31        5.09%
                                                --------       ------                     --------       ------

Total interest-earning assets                    492,836        7,333        6.03%         470,415        7,779        6.71%
                                                --------       ------                     --------       ------

Other assets                                      41,861                                    31,405
                                                --------                                  --------

Total assets                                    $534,697                                  $501,820
                                                ========                                  ========

Interest-bearing liabilities:
   Certificate accounts                         $245,966        2,074        3.42%        $250,953        2,844        4.60%
   Savings deposits                               73,709          231        1.27%          69,755          356        2.07%
   Demand and NOW deposits                       107,329          309        1.17%          96,961          371        1.55%
   Borrowings                                     65,950          728        4.48%          38,150          362        3.85%
                                                --------       ------                     --------       ------

Total interest-bearing liabilities               492,954        3,342        2.75%         455,819        3,933        3.50%
                                                --------       ------                     --------       ------

Other liabilities                                  4,387                                     4,445
                                                --------                                  --------

Total liabilities                                497,341                                   460,264
                                                --------                                  --------

Stockholders' equity                              37,356                                    41,556
                                                --------                                  --------

Total liabilities and stockholders' equity      $534,697                                  $501,820
                                                ========                                  ========

Net interest income                                            $3,991                                    $3,846
                                                               ======                                    ======

Net interest rate spread                                                     3.28%                                     3.21%
                                                                             ====                                      ====

Net earning assets                                 ($118)                                  $14,596
                                                  ======                                   =======

Net yield on average interest-earning
assets (net interest margin)                                                 3.28%                                     3.32%
                                                                             ====                                      ====

Average interest-earning assets to
average interest-bearing liabilities                            99.98%                                   103.20%
                                                                =====                                    ======

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

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

           a.   Exhibits - 99.1 - Certification of Principal Executive Officer
                           99.2 - Certification of Chief Financial Officer

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

     On April 24, 2003, the Company filed a report on Form 8-K pursuant to Item 12 that the Company, on April 24, 2003, issued a news release announcing its earnings for the quarter ended March 31, 2003.

     On April 30, 2003, the Company filed a report on Form 8-K stating under
     Item 5 that the Company, on April 30, 2003, issued a news release announcing a stock dividend, the results of the annual meeting of stockholders and other corporate events.

                             KANKAKEE BANCORP, INC.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           KANKAKEE BANCORP, INC.
                                           Registrant

Date:       May 13, 2003                   /s/ CAROL S. HOEKSTRA
      --------------------------           -------------------------------------
                                           Executive Vice President, Interim COO
                                           (Principal Executive Officer)



Date:       May 13, 2003                   /s/ RONALD J. WALTERS
      --------------------------           -------------------------------------
                                           Vice President and Treasurer
                                           (Principal Financial
                                           And Accounting Officer)

     I, Carol S. Hoekstra, Executive Vice President, Interim Chief Operating Officer and Principal Executive Officer of the Company, certify that:

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

Date:  May 13, 2003

                                      /s/ Carol S. Hoekstra
                                      -----------------------------------------
                                      Executive Vice President, Interim COO and
                                      Principal Executive Officer

          I, Ronald J. Walters, Vice President and Treasurer and Principal Financial and Accounting Officer of the Company, certify that:

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

Date:  May 13, 2003

                                      /s/ Ronald J. Walters
                                      ------------------------------------------
                                      Vice President, Treasurer and
                                      Principal Financial and Accounting Officer