Form 10-Q
period 2003-06-30
KANKAKEE BANCORP INC
filed 2003-08-14
CIK 891523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                              to                             .

Commission File Number 1-13676

KANKAKEE BANCORP, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-3846489
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

310 South Schuyler Avenue, Kankakee, Illinois	60901
(Address of Principal Executive Offices)	(Zip Code)

(815) 937-4440

(Registrant’s telephone number, including area code)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of August 14, 2003, there were 932,611 issued and outstanding shares of the Issuer’s common stock (exclusive of 817,389 shares of the Issuer’s common stock held as treasury stock).

KANKAKEE BANCORP, INC.

ITEM 1.	Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

KANKAKEE BANCORP, INC. AND SUBSIDIARY

	June 30, 2003	December 31, 2002
Assets
Cash and due from banks	$40,227,447	$16,576,706
Federal funds sold	29,243,123	19,178,334
Money market funds	3,551,323	11,670,916

Cash and cash equivalents	73,021,893	47,425,956

Certificates of deposit	50,000	50,000

Securities:
Investment securities:
Available-for-sale, at fair value	37,662,330	44,459,135
Held-to-maturity, at cost (fair value: June 30, 2003—$922,582; December 31, 2002—$1,076,979)	891,677	1,066,664

Total investment securities	38,554,007	45,525,799

Mortgage-backed securities:
Available-for-sale, at fair value	27,317,337	38,179,459
Held-to-maturity, at cost (fair value: June 30, 2003—$23,184; December 31, 2002—$25,525)	21,536	25,525

Total mortgage-backed securities	27,338,873	38,204,984

Loans, net of allowance for losses on loans ($8,950,354 at June 30, 2003; $6,524,306 at December 31, 2002)	343,530,885	384,238,637
Loans held for sale	483,860	128,000
Real estate held for sale	213,071	316,170
Federal Home Loan Bank stock, at cost	2,861,200	2,740,500
Office properties and equipment	12,799,626	10,377,731
Accrued interest receivable	2,167,717	2,795,701
Goodwill	3,065,821	3,065,821
Other intangible assets	922,460	1,181,212
Other assets	11,962,349	10,353,190

Total assets	$516,971,762	$546,403,701

(Continued)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) (continued)

KANKAKEE BANCORP, INC. AND SUBSIDIARY

	June 30, 2003	December 31, 2002
Liabilities and stockholders’ equity
Liabilities:
Deposits
Noninterest bearing	$33,547,028	$28,633,800
Interest bearing	392,048,338	403,397,808
Short-term borrowings	800,000	—
Long-term borrowings	47,900,000	59,700,000
Trust preferred debentures	10,000,000	10,000,000
Advance payments by borrowers for taxes and insurance	1,774,055	1,751,128
Other liabilities	(184,840)	1,814,306

Total liabilities	485,884,581	505,297,042

Stockholders’ equity
Preferred stock, $.01 par value; authorized, 500,000shares; none outstanding	—	—
Common stock, $.01 par value; authorized, 3,500,000shares; issued 1,750,000	17,500	17,500
Additional paid-in capital	15,039,598	15,039,598
Retained income, partially restricted	38,070,265	38,517,217
Treasury stock (817,389 shares at June 30, 2003;584,119 shares at December 31, 2002), at cost	(23,407,048)	(14,099,004)
Accumulated other comprehensive income	1,366,866	1,631,348

Total stockholders’ equity	31,087,181	41,106,659

Total liabilities and stockholders’ equity	$516,971,762	$546,403,701

See notes to consolidated financial statements (unaudited)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

KANKAKEE BANCORP, INC. AND SUBSIDIARY

	Three Months Ended June 30,
	2003	2002
Interest income:
Loans	$5,621,158	$7,074,868
Investment securities and other	622,099	638,602
Mortgage-backed securities	397,624	603,086

Total interest income	6,640,881	8,316,556

Interest expense:
Deposits	2,321,346	3,435,576
Borrowed funds	658,047	802,840

Total interest expense	2,979,393	4,238,416

Net interest income	3,661,488	4,078,140
Provision for losses on loans	3,683,013	463,952

Net interest income (loss) after provision for losses on loans	(21,525)	3,614,188

Other income:
Net gain on sales of real estate held for sale	5,563	23,934
Net gain on sales of loans held for sale	480,255	174,026
Fee income	391,810	670,874
Insurance commissions	11,811	15,298
Other	226,536	229,827

Total other income	1,115,975	1,113,959

Other expenses:
Compensation and benefits	1,894,744	1,772,144
Occupancy	312,251	291,651
Furniture and equipment	208,004	144,898
Federal deposit insurance premiums	17,197	18,131
Advertising	89,461	85,643
Provision for losses on foreclosed assets	—	48,301
Data processing services	105,651	98,659
Telephone and postage	132,413	78,366
Amortization of intangible assets	33,818	46,017
Other general and administrative	807,128	792,059

Total other expenses	3,600,667	3,375,869

Income (loss) before income taxes	(2,506,217)	1,352,278
Income taxes	(1,003,500)	413,850

Net income (loss)	$(1,502,717)	$938,428

Net income (loss)	$(1,502,717)	$938,428
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of related income taxes	(95,567)	731,604

Comprehensive income (loss)	$(1,598,284)	$1,670,032

Basic earnings (loss) per share	$(1.61)	$0.78

Diluted earnings (loss) per share	$(1.61)	$0.77

Dividends per share	$0.15	$0.15

See notes to consolidated financial statements (unaudited)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

KANKAKEE BANCORP, INC. AND SUBSIDIARY

	Six Months Ended June 30,
	2003	2002
Interest income:
Loans	$11,831,992	$14,055,198
Investment securities and other	1,275,496	1,227,164
Mortgage-backed securities	866,693	813,966

Total interest income	13,974,181	16,096,328

Interest expense:
Deposits	4,935,147	7,006,697
Borrowed funds	1,386,079	1,164,789

Total interest expense	6,321,226	8,171,486

Net interest income	7,652,955	7,924,842
Provision for losses on loans	3,749,313	611,920

Net interest income (loss) after provision for losses on loans	3,903,642	7,312,922

Other income:
Net gain on sales of real estate held for sale	32,049	34,143
Net gain on sales of loans held for sale	862,303	411,944
Net gain on sale of branch office	477,843	—
Fee income	1,024,366	1,261,290
Insurance commissions	16,819	26,091
Other	444,006	339,952

Total other income	2,857,386	2,073,420

Other expenses:
Compensation and benefits	3,803,163	3,574,876
Occupancy	651,290	589,395
Furniture and equipment	384,038	293,774
Federal deposit insurance premiums	34,781	36,398
Advertising	195,207	153,566
Provision for losses on foreclosed assets	9,914	54,301
Data processing services	237,399	213,702
Telephone and postage	270,435	214,418
Amortization of intangible assets	71,702	92,034
Other general and administrative	1,612,277	1,533,567

Total other expenses	7,270,206	6,756,031

Income (loss) before income taxes	(509,178)	2,630,311
Income taxes	(377,000)	798,696

Net income (loss)	$(132,178)	$1,831,615

Net income (loss)	$(132,178)	$1,831,615
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities, net of related income taxes	(264,482)	365,028

Comprehensive income (loss)	$(396,660)	$2,196,643

Basic earnings (loss) per share	$(0.13)	$1.51

Diluted earnings (loss) per share	$(0.13)	$1.49

Dividends per share	$0.30	$0.30

See notes to consolidated financial statements (unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

KANKAKEE BANCORP, INC. AND SUBSIDIARY

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(132,178)	$1,831,615
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	3,749,313	611,920
Provisions for losses on real estate held for sale	9,914	54,301
Depreciation and amortization	586,812	521,311
Amortization of investment premiums and discounts, net	64,308	22,302
Accretion of loan fees and discounts	(66,987)	(35,399)
(Increase) decrease in interest receivable	603,766	(289,111)
Decrease in interest payable on deposits	(131,189)	(98,769)
Net gain on sales of loans held for sale	(862,303)	(411,944)
Net gain on sales of real estate held for sale	(32,049)	(34,143)
Federal Home Loan Bank of Chicago, stock dividend	(120,700)	(65,900)
Increase in cash surrender value of Bank Owned Life Insurance	(228,409)	(125,550)
Net gain on sale of branch office	(477,843)	—
Other, net	(2,277,719)	(336,377)

Net cash from operating activities before loan originations and sales	684,736	1,644,256

Originations of loans held for sale	(31,968,627)	(25,953,008)
Proceeds from sales of loans	32,475,070	26,570,262

Net cash from operating activities	1,191,179	2,261,510

Cash flows from investing activities:
Investment securities
Available-for sale:
Purchases	$(10,665,902)	$(4,011,223)
Proceeds from calls and maturities	17,500,000	2,000,000
Held-to-maturity:
Proceeds from maturities and paydowns	174,817	3,367
Mortgage-backed securities:
Available-for-sale:
Purchases	—	(32,532,683)
Proceeds from maturities and pay downs	10,359,970	2,262,106
Held-to-maturity:
Proceeds from maturities and pay downs	3,989	7,660
Proceeds from sales of real estate held for sale	210,110	400,016
Deferred loan fees and costs, net	237,500	(79,411)
Loans originated	(82,704,588)	(77,822,929)
Loans purchased	—	(1,853,194)
Principal collected on loans	112,985,860	72,237,042
Purchases of office properties and equipment, net	(4,038,453)	(1,206,228)
Purchase of Bank Owned Life Insurance	—	(8,000,000)
Cash transferred to buyer on sale of branch	(12,314,815)	—

Net cash from investing activities	31,748,488	(48,595,477)

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (continued)

KANKAKEE BANCORP, INC. AND SUBSIDIARY

	Six Months Ended June 30,
	2003	2002
Cash flows from financing activities
Net increase in non-certificate of deposit accounts	$27,197,279	$2,502,935
Net increase (decrease) in certificate of deposit accounts	(14,029,142)	1,517,137
Net increase (decrease) in advance payments by borrowers for taxes and insurance	110,951	(40,294)
Proceeds from short-term borrowings	800,000	—
Proceeds from other borrowings	—	52,600,000
Repayments of other borrowings	(11,800,000)	(5,300,000)
Proceeds from exercise of stock options	—	509,722
Dividends paid	(314,774)	(329,087)
Purchase of treasury stock	(9,308,044)	(2,633,715)

Net cash from financing activities	(7,343,730)	48,826,698

Increase in cash and cash equivalents	25,595,937	2,492,731
Cash and cash equivalents:
Beginning of period	47,425,956	26,662,714

End of period	$73,021,893	$29,155,445

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits	$5,066,300	$7,105,500

Interest on borrowed funds	$1,417,000	$990,400

Income taxes	$1,254,000	$678,644

Supplemental disclosures of non-cash investing activities:
Real estate acquired through foreclosure	$105,713	$120,060

Increase in unrealized gains (losses)on securities available-for-sale	$(397,717)	$548,899

Increase in deferred taxes attributable to the unrealized gains on securities available-for-sale	$133,235	$(183,871)

Sale of branch:
Assets disposed:
Loans	$(6,370,117)	$—
Accrued interest receivable	(24,218)	—
Premises and equipment	(164,639)	—
Other assets	(197,251)	—
Liabilities assumed by buyer:
Non-certificate of deposit accounts	2,161,632	—
Certificates of deposit	17,243,008	—
Accrued interest payable	68,550	—
Escrows on loans	64,005	—
Other liabilities	11,688
Gain on the sale of branch office	(477,843)	—

Cash transferred to buyer	$12,314,815	$—

See notes to consolidated financial statements (unaudited).

KANKAKEE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2003

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The statement of condition at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three-month and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report for Kankakee Bancorp, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2002.

Note 2—Earnings (Loss) Per Share

Basic earnings (loss) per share of common stock have been determined by dividing net income (loss) for the period by the average number of shares of common stock outstanding. Diluted earnings per share of common stock have been determined by dividing net income for the period by the average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume exercise of stock options, and the purchase of treasury stock with the option proceeds at the average market price for the period (when dilutive). The Company has an incentive stock option plan for the benefit of directors, officers and employees. Diluted earnings per share have been determined considering the stock options granted, net of stock options which have been exercised.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income (loss)	$(1,502,717)	$938,428	$(132,178)	$1,831,615

Average outstanding shares of common stock	932,611	1,207,074	999,516	1,217,827
Average common stock equivalents	2,164	1,594	1,352	7,786

Total	934,775	1,208,668	1,000,868	1,225,613

Basic earnings (loss) per share	$(1.61)	$0.78	$(0.13)	$1.51

Diluted earnings (loss) per share	$(1.61)	$0.77	$(0.13)	$1.49

Note 3—Accounting for Certain Investments in Debt and Equity Securities

At June 30, 2003, stockholders’ equity included an unrealized gain of $1.4 million, which represents the amount by which the market value of the available-for-sale securities and the available-for-sale mortgage-backed securities exceeded the book value, net of income tax of $706,000. An increase in market interest rates during the six months ended June 30, 2003 resulted in a $264,000 decrease in the market value, net of income tax effect, of the available-for-sale securities and the available-for-sale mortgage-backed securities. At the end of 2002, the market value of the available-for-sale securities portfolio exceeded the book value by $1.6 million, net of income tax benefit.

Note 4—Commitments and Contingencies

KFS Bank, F.S.B. (the “Bank”), the Company’s wholly-owned subsidiary, is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank’s exposure to credit loss, in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit, is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Financial instruments whose contract amount represent credit risk follows:

	June 30, 2003	December 31, 2002
Commitments to originate new loans	$34,780,000	$19,100,000
Commitments to extend credit	31,384,000	31,106,000
Standby letters of credit	1,533,000	1,228,000

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

Standby letters of credit written are conditional commitments issued by the bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Bank would be entitled to seek recovery from the customer. At June 30, 2003 and December 31, 2002, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

The Company and the Bank do not engage in the use of interest rate swaps, futures, forwards, or option contracts.

Note 5—Stock-Based Employee Compensation

The Company had one stock-based employee compensation plan which was in existence for all periods presented. As permitted under accounting principles generally accepted in the United States of America, grants of options under the plan are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Because options granted under the plan had an exercise price equal to market value of the underlying common stock on the date of the grant, no stock-based employee compensation cost is included in determining net income. Stock options were granted to newly elected directors in December 2001 and 2002 and vested immediately. As a result, there was no compensation expense to be recognized for the three months or six months ended June 30, 2002, under APB Opinion No. 25 or the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for stock options granted in 2003.

	Three months ended June 30, 2003	Six months ended June 30, 2003
Net income (loss), as reported	$(1,502,717)	$(132,178)
Deduct total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(156,806)	(156,806)

Pro forma net income (loss)	$(1,659,523)	$(288,984)

Earnings (loss) per share:
Basic:
As reported	$(1.61)	$(0.13)
Pro forma	(1.78)	(0.29)
Diluted:
As reported	$(1.61)	$(0.13)
Pro forma	(1.78)	(0.29)

The fair value of the stock options granted in 2003 has been estimated using the Black-Scholes option pricing model with the following weighted average assumptions. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions. In addition, such models require the use of subjective assumptions, including expected stock price volatility. In management’s opinion, such valuation models may not necessarily provide the best single measure of option value.

	2003
	Grant 1	Grant 2
Number of options granted	15,000	10,000
Risk-free interest rate	3.68%	3.41%
Expected life, in years	5	5
Expected volatility	25%	25%
Expected dividend yield	1.58%	1.48%
Estimated fair value per option	$9.29	$9.82

Note 6—Pending Accounting Standards

Financial Accounting Statement No 149—Amendment of Statement 133 on Derivative Instruments and Hedging Activities

In April 2003, Statement on Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except as indicated in the Standard and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not anticipate this statement having a significant impact upon the operations of the Company or the Bank.

Financial Accounting Statement No 150—Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, Statement on Financial Accounting Standards No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity.

This Statement requires an issuer to classify the following instruments as liabilities (or assets in some circumstances):

■	A financial instrument issued in the form of shares that is mandatorily redeemable—that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur

■	A financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets (for example, a forward purchase contract or written put option on the issuer’s equity shares that is to be physically settled or net cash settled)

■	A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following:

•	A fixed monetary amount known at inception, for example, a payable settleable with a variable number of the issuer’s equity shares

•	Variations in something other than the fair value of the issuer’s equity shares, for example, a financial instrument indexed to the S&P 500 and settleable with a variable number of the issuer’s equity shares

•	Variations inversely related to changes in the fair value of the issuer’s equity shares, for example, a written put option that could be net share settled.

The requirements of this Statement apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract.

This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted.

The Company does not anticipate this statement having a significant impact upon the operations of the Company or the Bank.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company serves the financial needs of families and local businesses in its primary market areas through its main banking office at 310 South Schuyler Avenue, Kankakee, Illinois and thirteen branch offices located in the communities of Ashkum, Bourbonnais, Bradley, Braidwood, Champaign, Coal City (2), Diamond, Dwight, Herscher, Manteno, Momence and Urbana, Illinois. The Company’s business involves attracting deposits from the general public and using such deposits to originate residential mortgage loans and, to a lesser extent, commercial real estate, consumer, commercial business, multi-family and construction loans in its market areas. The Company also invests in investment securities, mortgage-backed securities and various types of short term liquid assets.

During the second quarter of 2003, the Company announced a merger with Aviston Financial Corporation. Aviston has approximately $98 million in total assets and operates three locations in southwestern Illinois, including its newest office in Fairview Heights which is 10 miles from downtown St. Louis. As part of the transaction, Kankakee and Aviston will also combine their subsidiary banks, and the resulting institution will have approximately 210 employees. The merger of Kankakee and Aviston, which is subject to stockholder and regulatory approval, is expected to close in mid-September of 2003.

FINANCIAL CONDITION

The Company’s total assets were $517.0 million at June 30, 2003, a decrease of $29.4 million, or 5.4%, from total assets of $546.4 million at December 31, 2002.

Cash and cash equivalents increased by $25.6 million, or 54.0%, from $47.4 million at December 31, 2002 to $73.0 million at June 30, 2003. The increase was attributable to decreases in loans, investment securities and mortgage-backed securities.

During the six-month period ended June 30, 2003, net loans receivable decreased by $40.7 million, or 10.6%, from $384.2 million to $343.5 million. This was primarily the result of loan repayments which totaled $113.0 million and the sale of $6.4 million in loans as part of the sale of the Hoopeston, Illinois branch during the first quarter of 2003, which were substantially offset by the origination of $90.4 million of real estate loans and the origination of $24.3 million of consumer and commercial business loans.

Loans held for sale increased by $356,000, from $128,000 at December 31, 2002 to $484,000 at June 30, 2003. This was the result of the origination of $32.0 million of loans held for sale, which was offset by the sale of $32.5 million of such loans, at a net gain of $862,000. The level of borrower refinancing remained strong through the second quarter of 2003, with interest rates reduced to levels not seen in decades. Gains on the sale of loans have been greatly enhanced by these factors. Management cannot assume that interest rates will remain at current levels or that refinancing volume will continue at current levels.

Securities available-for-sale decreased by $6.8 million, or 15.3%, to $37.7 million at June 30, 2003 from $44.5 million at December 31, 2002 as the result of the maturity or the exercise of call options by issuers on $17.5 million of securities, which was partially offset by purchases of $10.7 million in such securities, and by a minimal net change in market value adjustments.

Mortgage-backed securities available-for-sale decreased by $10.9 million, or 28.4%, to $27.3 million at June 30, 2003 from $38.2 million at December 31, 2002. The decrease resulted from the maturity of $10.4 million of securities, and by the net change in market value adjustments.

Premises and equipment increased by $2.4 million, or 23.9%, to $12.8 million. The increase was primarily due to a purchase of land for a new branch.

Deposits decreased by $6.4 million, or 1.5%, from $432.0 million at December 31, 2002 to $425.6 million at June 30, 2003. During the six month period, $17.2 million in certificate of deposit accounts and $2.2 million in passbook, checking and money market accounts were sold with the Hoopeston branch. In addition, there was a $14.0 million decrease in certificate of deposit accounts and a $27.2 million increase in passbook, checking and money market accounts. This was primarily due to management’s strategy to increase lower interest bearing accounts as a percentage of its deposit base.

Total borrowings decreased by $11.0 million, or 18.4%, from $59.7 million at December 31, 2002 to $48.7 million at June 30, 2003. The decrease was the result of $11.8 million in repayments, which were partially offset by new borrowings of $800,000. Borrowings at June 30, 2003 consisted of $29.5 million in advances from the Federal Home Loan Bank of Chicago, $800,000 in funds drawn on a line-of-credit and $18.4 million in funds from securities sold under agreement to repurchase. Additionally, there were $10.0 million of trust preferred debentures outstanding at both June 30, 2003 and December 31, 2002.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOSSES ON LOANS

The Company’s non-performing assets decreased to $9.6 million, or 1.9%, of total assets at June 30, 2003 from $11.1 million, or 2.0% of total assets at December 31, 2002. This represented a decrease of $1.4 million over the six-month period. Changes in individual loan categories are detailed in the following table:

	June 30 2003	December 31 2002	Change
Non-accruing loans:
Real estate:
One-to-four family	$897	$1,115	$(218)
Multi family	117	118	(1)
Commercial	5,639	3,039	2,600
Construction and development	1,658	1,687	(29)
Commercial business	694	875	(181)

Total	9,005	6,834	2,171

Accruing loans delinquent 90 days or more:
Real estate:
Commercial	—	2,516	(2,516)
Consumer	154	290	(136)
Commercial business	8	633	(625)

Total	162	3,439	(3,277)

Foreclosed assets	213	316	(103)
Troubled debt restructuring	264	480	(216)

Total non-performing assets	$9,644	$11,069	$(1,425)

Non-performing assets are presented on a gross balance basis and the totals have not been reduced by specific allowances.

The ratio of the allowance for losses on loans to non-performing loans increased to 97.6% as of June 30, 2003 compared to 63.5% as of December 31, 2002. The increase in this ratio, which excludes foreclosed assets and restructured troubled debt, was the result of the increase of $2.4 million in the allowance for losses on loans.

The Company classified $4.9 million of its assets as Special Mention, $5.5 million as Substandard and $3.0 million as Loss at June 30, 2003. No assets were classified as Doubtful at June 30, 2003. This represents a decrease of $1.1 million in the Special Mention category and a net decrease of $1.5 million in the other categories from the December 31, 2002 totals for classified assets. The ratio of classified assets to total assets (including items classified as Special Mention) was 2.59% at June 30, 2003 as compared to 2.93% at December 31, 2002. The ratio of the allowance for losses on loans to classified assets increased to 66.8% as of June 30, 2003.

During the second quarter of 2003, the Company completed a previously disclosed special six-month commercial loan portfolio review and adopted a new, comprehensive loan policy. To lead this review, the Company retained an experienced outside consultant with over 25 years experience in lending and workouts and subsequently hired the consultant as a full-time Vice President of Commercial Lending, reporting directly to the Audit Committee of the Board of Directors. The Vice President and a team of experienced lending professionals reviewed 160 loans that totaled $56.5 million, including all loans, and groups of loans, over $1 million.

The review team recently reported its recommendation to both the Audit Committee and the Board of Directors. Based in part on additional information gathered during the review process, the report concluded that additional provisions were required, the majority of which centered on a previously-reported group of borrowers. This group of real estate related loans was the subject of a $3.1 million loan loss provision taken in the third quarter of 2002. Upon the recommendation of the review team, the Company is taking an additional charge of $3.1 millon against this group of loans during the second quarter of 2003.

In addition, the review team recommended several additional actions. First, they recommended an additional increase in the provision for loan losses of $0.6 million, both for specified (identified) loans and general reserves. Second, the review team recommended that $3.5 million of loans should be reclassified as non-accruing. Third, new procedures were recommended to be added to the loan review process. The Company’s Board of Directors adopted the recommendations of the credit review team, including the $3.7 million provision to be taken in the second quarter of 2003.

We have a concern for the outlook of the economy during the remainder of 2003. A slowdown in economic activity beginning in 2001 severely impacted several major industries as well as the economy as a whole. Even though there are numerous indications of emerging strength, it is not certain that this strength is sustainable. In addition, consumer confidence may be negatively impacted by the substantial decline in equity markets. These events could adversely affect cash flows for both commercial and individual borrowers, as a result of which, we could experience increases in problem assets, delinquencies and losses on loans. Many financial institutions have experienced an increase in non-performing assets during this difficult economic period, as even well-established business borrowers have developed cash flow, profitability and other business-related problems.

CRITICAL ACCOUNTING POLICIES

Accounting policies, the implementation of which requires difficult, complex or subjective judgments on the part of management are critical to the Company’s financial condition and results of operations, and they may relate to matters that are inherently uncertain. Changes in facts and circumstances can result in material changes in estimates determined under these policies. Changes in interest rates, deterioration in the performance of the economy, changes in laws and regulations and deterioration in the financial condition of borrowers are among those facts and circumstances that could affect the evaluation process. Management believes that the Company’s critical accounting policies include determining the allowance for losses on loans.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

The net loss for the quarter ended June 30, 2003 was $1.5 million compared to net income of $938,000 for the same period in 2002. This represented a $2.4 million decrease. The decrease in net income resulted from a decrease in net interest income of $416,000 (10.2%), an increase in other expenses of $225,000 (6.7%), and an increase in provision for losses on loans of $3.2 million (693.8%). These items were partially offset by an increase in other income of $2,000 (0.2%). Basic losses per share were $1.61 for the quarter ended June 30, 2003 compared to basic earnings per share of $0.78 for the comparable 2002 quarter. Diluted losses per share were $1.61 for the quarter ended June 30, 2003 compared to diluted earnings per share of $0.77 for the comparable 2002 quarter.

Net interest income decreased $416,000, or 10.2%, during the quarter ended June 30, 2003, compared to the quarter ended June 30, 2002. Table I, presented below, sets forth an analysis of the Company’s net interest income for the three-month periods ended June 30, 2003 and 2002.

TABLE I NET INTEREST INCOME ANALYSIS (UNAUDITED) KANKAKEE BANCORP, INC. AND SUBSIDIARY

	Three Months Ended June 30,
	2003			2002
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$354,284	$5,621	6.36%	$398,827	$7,075	7.12%
Mortgage-backed securities (2)	30,369	398	5.26%	41,565	603	5.82%
Investments securities (3)	41,276	433	4.21%	38,188	532	5.59%
Other interest-earning assets	46,921	140	1.20%	22,009	74	1.35%
FHLB stock	2,839	49	6.92%	2,625	33	5.04%

Total interest-earning assets	475,689	6,641	5.60%	503,214	8,317	6.63%

Other assets	42,465			38,238

Total assets	$518,154			$541,452

Interest-bearing liabilities:
Certificate accounts	$232,301	1,772	3.06%	$249,969	2,662	4.27%
Savings deposits	76,587	244	1.28%	74,124	384	2.08%
Demand and NOW deposits	113,858	305	1.07%	99,718	390	1.57%
Borrowings	58,850	658	4.48%	71,200	803	4.52%

Total interest-bearing liabilities	481,596	2,979	2.48%	495,011	4,239	3.43%

Other liabilities	4,021			5,203

Total liabilities	485,617			500,214

Stockholders’ equity	32,537			41,238

Total liabilities and stockholders’ equity	$518,154			$541,452

Net interest income		$3,662			$4,078

Net interest rate spread			3.12%			3.20%

Net earning assets	$(5,907)			$8,203

Net yield on average interest-earning assets (net interest margin)			3.09%			3.25%

Average interest-earning assets to average interest-bearing liabilities		98.77%			101.66%

(1)	Calculated including loans held for sale, and net of deferred loan fees, loan discounts, loans in process and the allowance for losses on loans.
(2)	Calculated including mortgage-backed securities available-for-sale.
(3)	Calculated including investment securities available-for-sale and certificates of deposit.

As Table I indicates, interest income decreased $1.7 million, or 20.1%, to $6.6 million for the three-month period ended June 30, 2003 compared to the $8.3 million for the same period in 2002. The decrease in interest income was the result of a decrease in the yield earned on interest-earning assets to 5.6% during the 2003 period from 6.6% during the 2002 period. The average balance of interest-earning assets decreased $27.5 million, or 5.5%, during the 2003 period from $503.2 million during the 2002 period. The decrease in the average balance of interest-earning assets was due to decreases in balances of loans during the quarter. The decrease in the yield earned on interest-earning assets was the result of decreasing market interest rates during the quarter, which resulted in lower yields on short term assets and a lower yield on the reinvestment of principal repayments and prepayments on loans and on newly originated loans. The decrease in average loans was primarily the result of the refinancing of loans in the mortgage portfolio in the current low interest rate environment. Most such long-term, fixed-rate mortgage loans were sold with servicing retained.

Interest expense decreased $1.3 million, or 29.7%, to $3.0 million during the second quarter of 2003 from $4.2 million in the same period in 2002. The decrease in interest expense was the result of a decrease in the average yield on interest-bearing liabilities to 2.5% during the 2003 period from 3.4% during the 2002 period and a decrease in the average outstanding balance of interest-bearing liabilities to $481.6 million during the 2003 period from $495.0 million during the 2002 period. The decrease in average interest-bearing liabilities resulted from a decreased use of borrowed funds. The decrease in the average yield on interest-bearing liabilities resulted from decreasing market interest rates and continuing improvement in the deposit mix, with a higher ratio of non-certificate deposit accounts.

The provision for losses on loans totaled $3.7 million during the second quarter of 2003, compared to $464,000 during the second quarter of 2002. The amount of the provision for losses on loans is determined through regular review of the various elements of the loan portfolio, and by a review of overall adequacy, based on circumstances and factors known at the time of the review. The increase in the provision for losses on loans during the second quarter of 2003 was a direct result of management’s analysis of the commercial loan portfolio.

Other income for the three-month period ended June 30, 2003 increased $2,000, or 0.2%, to $1.1 million compared to $1.1 million for the same period in 2002. The slight increase was attributable to increases of $306,000 (176.0%) in gain on sales of loans held for sale, which was the result of more aggressive pricing and better spreads on the loans sold during the 2003 period compared to the 2002 period. This increase in other income was partially offset by a decrease of $279,000 (41.6%) in fee income, which included an expense of $281,000 from the revaluation of the carrying value of mortgage servicing rights. In general, as interest rates decline, refinancings increase and lower the value of servicing rights.

Other expenses for the second quarter of 2003 were $3.6 million, or $225,000 (6.7%), greater than those for the second quarter of 2002. There were increases of $123,000 (6.9%) in compensation and benefits, $63,000 (43.6%) in furniture and equipment expense, $54,000 (69.0%) in telephone and postage. These increases were partially offset by a decrease of $48,000 (100.0%) in the provision for losses on foreclosed assets. The increase in compensation and benefits was primarily due to $225,000 in severance benefits for three senior officers who terminated employment with the Company. Increases in furniture and equipment expenses and telephone and postage expenses were due to increased depreciation and new communications systems, respectively.

Income taxes decreased $1.4 million to a benefit of $1.0 million for the three-month period ended June 30, 2003, compared to an expense of $414,000 for the same period in 2002. The primary reason for this decrease was the decrease in pre-tax income for the quarter.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

The net loss for the six months ended June 30, 2003 was $132,000 compared to net income $1.8 million for the same period in 2002. This represented a $2.0 million, or 107.2% decrease. The decrease in net income resulted from an increase in the provision for losses on loans of $3.1 million, an increase in other expenses of $514,000 (7.6%) and a decrease in net interest income of $272,000 (3.4%). These items were partially offset by an increase in other income of $784,000 (37.8%). Basic losses per share were $0.13 for the six months ended June 30, 2003 compared to basic earnings per share of $1.51 for the comparable 2002 period. Diluted losses per share were $0.13 for the six months ended June 30, 2003 compared to diluted earnings per share of $1.49 for the comparable 2002 period, representing a decrease of 108.7%.

Net interest income decreased $272,000, or 3.4%, during the six months ended June 30, 2003, compared to the six months ended June 30, 2002. Table II, presented on the following page, sets forth an analysis of the Company’s net interest income for the six-month periods ended June 30, 2003 and 2002.

TABLE II

NET INTEREST INCOME ANALYSIS (UNAUDITED)

KANKAKEE BANCORP, INC. AND SUBSIDIARY

	Six Months Ended June 30,
	2003			2002
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$363,360	$11,832	6.57%	$396,405	$14,055	7.15%
Mortgage-backed securities (2)	32,829	867	5.33%	28,706	814	5.72%
Investments securities (3)	43,335	939	4.37%	36,802	991	5.43%
Other interest-earning assets	43,347	243	1.13%	21,384	173	1.63%
FHLB stock	2,813	93	6.67%	2,557	63	4.97%

Total interest-earning assets	485,684	13,974	5.80%	485,854	16,096	6.68%

Other assets	42,114			34,365

Total assets	$527,798			$520,219

Interest-bearing liabilities:
Certificate accounts	$239,745	3,846	3.23%	$250,592	5,506	4.43%
Savings deposits	75,127	474	1.27%	71,796	739	2.08%
Demand and NOW deposits	110,730	615	1.12%	98,103	761	1.56%
Borrowings	62,886	1,386	4.44%	53,543	1,165	4.39%

Total interest-bearing liabilities	488,488	6,321	2.61%	474,034	8,171	3.48%

Other liabilities	4,060			4,776

Total liabilities	492,548			478,810

Stockholders’ equity	35,250			41,409

Total liabilities and stockholders’ equity	$527,798			$520,219

Net interest income		$7,653			$7,925

Net interest rate spread			3.19%			3.20%

Net earning assets	$(2,804)			$11,820

Net yield on average interest-earning assets (net interest margin)			3.18%			3.29%

Average interest-earning assets to average interest-bearing liabilities		99.43%			102.49%

(1)	Calculated including loans held for sale, and net of deferred loan fees, loan discounts, loans in process and the allowance for losses on loans.
(2)	Calculated including mortgage-backed securities available-for-sale.
(3)	Calculated including investment securities available-for-sale and certificates of deposit.

As Table II indicates, interest income decreased $272,000, or 3.4%, to $7.7 million for the six-month period ended June 30, 2003 compared to the $7.9 million for the same period in 2002. The decrease in interest income was the result of a decrease in the yield earned on interest-earning assets to 5.8% during the 2003 period from 6.7% during the 2002 period. The average balance of interest-earning assets decreased $170,000, or 0.03%, during the 2003 period from $485.9 million during the 2002 period. The decrease in the yield earned on interest-

earning assets was the result of decreasing market interest rates during the period, which resulted in lower yields on short term assets and a lower yield on the reinvestment of principal repayments and prepayments on loans and on newly originated loans.

Interest expense decreased $1.9 million, or 22.6%, to $6.3 million during the first six months from $8.2 million in the same period in 2002. The decrease in interest expense was the result of a decrease in the average yield on interest-bearing liabilities to 2.6% during the 2003 period from 3.5% during the 2002 period. The increase in average interest-bearing liabilities resulted from an increased use of borrowed funds. The decrease in the average yield on interest-bearing liabilities resulted from decreasing market interest rates and continuing improvement in the deposit mix, with a higher ratio of non-certificate deposit accounts.

The provision for losses on loans totaled $3.7 million during the first six months of 2003, compared to $612,000 during the first six months of 2002. The amount of the provision for losses on loans is determined through regular review of the various elements of the loan portfolio, and by a review of overall adequacy, based on circumstances and factors known at the time of the review as previously discussed.

Other income for the six-month period ended June 30, 2003 increased $784,000, or 37.8%, to $2.9 million compared to $2.1 million for the same period in 2002. The increase was attributable to increases of $450,000 (109.3%) in gain on sales of loans held for sale, which was in part the result of more aggressive pricing and better spreads on the loans sold during the 2003 period compared to the 2002 period. The unprecedented volume of mortgage originations continued during the first half of the year. While mortgage rates remain near historically low levels, management does not anticipate that this level of mortgage sales gains will continue throughout the remainder of the year. The year to date income also reflects a gain of $478,000 from the sale of a branch office in the first quarter of 2003. This increase in other income was partially offset by a decrease of $237,000 (18.8%) in fee income, which included an expense of $281,000 from the revaluation of the carrying value of mortgage servicing rights. In general, as interest rates decline, refinancings increase and lower the value of servicing rights.

Other expenses for the first half of 2003 increased $514,000 or 7.6%, to $7.3 million from $6.8 million during the 2002 period. There were increases of $90,000 (30.8%) in furniture and equipment expenses, $228,000 (6.4%) in compensation and benefits, $56,000 (26.19%) in telephone and postage, $62,000 (10.5%) in occupancy expense and $42,000 (27.1%) in advertising. These increases were partially offset by a decrease of $44,000 (81.7%) in the provision for losses on foreclosed assets. The increase in compensation and benefits was primarily due to $225,000 of severance benefits for three senior officers of the Company.

Income taxes decreased $1.2 million to a benefit of $377,000 for the six-month period ended June 30, 2003, compared to an expense of $799,000 for the same period in 2002. The primary reason for this increase was the increase in pre-tax income for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a certain level of cash and other liquid assets to fund normal volumes of loan commitments, deposit withdrawals and other obligations. The Office of Thrift Supervision (the “OTS”) regulations currently require each savings association to maintain sufficient liquidity to ensure its safe and sound operation.

The Company’s primary sources of funds are deposits and proceeds from payments of principal and interest on loans and the sale or maturity of investment securities and mortgage-

backed securities. Management considers current liquidity and additional sources of funds adequate to meet outstanding liquidity needs.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tangible and Core capital (as defined by the regulations) to tangible assets (as defined) and Total and Tier I capital (as defined) to risk-weighted assets (as defined). Management believes, as of June 30, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

As of the most recent notification from the Office of Thrift Supervision (the “OTS”), categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
As of June 30, 2003
Tangible Capital to Tangible Assets KFS Bank, F.S.B.	$35,207	6.90%	$7,655	1.50%	N/A
Core Capital to Tangible Assets KFS Bank, F.S.B.	35,207	6.90%	20,413	4.00%	$25,591	5.00%
Tier I Capital to Risk Weighted Assets KFS Bank, F.S.B.	35,207	11.16%	N/A		18,928	6.00%
Total Capital to Risk Weighted Assets KFS Bank, F.S.B.	38,190	12.11%	25,238	8.00%	31,547	10.00%

As of December 31, 2002
Tangible Capital to Tangible Assets KFS Bank, F.S.B.	35,726	6.73%	7,961	1.50%	N/A
Core Capital to Tangible Assets KFS Bank, F.S.B.	35,726	6.73%	21,230	4.00%	26,537	5.00%
Tier I Capital to Risk Weighted Assets KFS Bank, F.S.B.	35,726	10.57%	N/A		20,280	6.00%
Total Capital to Risk Weighted Assets KFS Bank, F.S.B.	38,785	11.47%	27,040	8.00%	33,800	10.00%

STOCK REPURCHASE

During the quarter ended June 30, 2003, the Company did not repurchase common stock. As of June 30, 2003, the Company held 817,389 shares of its common stock as treasury stock. During the period from June 30, 2003 through August 14, 2003, no additional shares of common stock were repurchased.

STOCK OPTIONS

During the second quarter of 2003, no options on shares of common stock were exercised. At the end of the quarter, there were options outstanding to six individuals on 29,750 shares of stock. Between June 30, 2003 and August 14, 2003, none of the individuals had given notice of intent to exercise these options.

DIVIDENDS

On July 22, 2003, a cash dividend of $0.15 per share was declared, payable on August 29, 2003 to stockholders of record as of August 14, 2003. The Company has paid a dividend every quarter since the dividend program was instituted in the first quarter of 1995. Future dividends will depend primarily upon earnings, financial condition and need for funds, as well as restrictions imposed by regulatory authorities regarding dividend payments and capital requirements.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This document contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

•	The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company’s assets.

•	The economic impact of past and any future terrorist threats and attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.

•	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters.

•	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company’s assets) and the policies of the Board of Governors of the Federal Reserve System.

•	The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector.

•	The inability of the Company to obtain new customers and to retain existing customers.

•	The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.

•	Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers.

•	The ability of the Company to develop and maintain secure and reliable electronic systems.

•	The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

•	Consumer spending and saving habits which may change in a manner that affects the Company’s business adversely.

•	Business combinations and the integration of acquired businesses which may be more difficult or expensive than expected.

•	The costs, effects and outcomes of existing or future litigation.

•	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

The ability of the Company to manage the risks associated with the foregoing as well as anticipated. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

ASSET/LIABILITY MANAGEMENT

In an attempt to manage its exposure to changes in interest rates, management closely monitors the Company’s interest rate risk. The Bank has a funds management committee, consisting of the chief financial officer, certain vice presidents and the controller of the Bank, which meets weekly and reviews the Bank’s interest rate risk position and evaluates its current asset/liability pricing and strategies. This committee adjusts pricing and strategies as needed and makes recommendations to the Bank’s board of directors regarding significant changes in strategy. In addition, on a quarterly basis the board reviews the Bank’s asset/liability position, including simulations of the effect on the Bank’s capital of various interest rate scenarios.

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

The Company attempts to manage its interest rate risk to the extent consistent with its interest margin objectives through management of the mix of its assets and liabilities in a number of ways, including the following:

•	The Company prefers to lend on adjustable rate mortgages (“ARMs”) in its one-to-four family residential lending program. However, ARMs are not currently in great demand, and less than 10% of the one-to-four family loans originated during the first half of 2003 were ARMs.

•	The Company has increased originations of commercial business and construction loans having adjustable or floating interest rates, relatively short terms to maturity, or a combination thereof.

•	The Company has continued its origination of consumer loans having terms to maturity that are significantly shorter than residential loans.

•	The Company regularly reviews its policy on newly originated fixed-rate mortgage loans, as to the question of which loans, if any, should be retained in portfolio versus which should be sold in the secondary market. Trends in the economy, trends in market interest rates, the Company’s interest margin and the Company’s current asset/liability mix are among the factors considered. Changes resulting from these reviews take effect on a specific calendar date and impact either those loans which are applied for on or after that date, or those loans which are closed on or after that date.

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

ITEM 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2003. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

KANKAKEE BANCORP, INC.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company or the Bank is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Meeting of Stockholders of the Company was held on April 25, 2003. At the meeting, stockholders voted to elect two nominees to the board of directors, approve the Kankakee Bancorp, Inc. 2003 Stock Incentive Plan, approve the Kankakee Bancorp, Inc. Non-Employee Directors’ Deferred Compensation Plan and to ratify the appointment of McGladrey & Pullen LLP as the Company’s independent auditors for 2003. At the annual meeting, Mark L. Smith and Wesley E. Walker were elected as directors with terms expiring in 2006. After the meeting, continuing as a director with a term expiring in 2004 was William Cheffer and continuing as directors with terms expiring in 2005 were Brenda L. Baird, Michael A. Griffith and Larry D. Huffman. Effective April 30, 2003, Mr. Huffman resigned from the board of directors.

The matters approved by stockholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

1.	The election of directors for a three year term expiring in 2006.

NOMINEE	FOR	WITHHOLD
Mark L. Smith	869,736	16,181
Wesley E. Walker	868,198	17,719

2.	The approval of the Kankakee Bancorp, Inc. 2003 Stock Incentive Plan.

FOR	AGAINST	ABSTAIN	BROKER NON- VOTES
526,329	49,069	10,861	299,658

3.	The approval of the Kankakee Bancorp, Inc. Non-Employee Directors’ Deferred Compensation Plan.

FOR	AGAINST	ABSTAIN	BROKER NON- VOTES
492,726	82,378	11,155	299,658

4.	The ratification of McGladrey & Pullen, LLP, as the auditors for the year ending December 31, 2003.

FOR	AGAINST	ABSTAIN	BROKER NON- VOTES
861,208	21,290	3,419	0

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

a. Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K

On April 24, 2003, the Company filed a report on Form 8-K pursuant to Item 12 that the Company, on April 24, 2003, issued a news release announcing its earnings for the quarter ended March 31, 2003.

On April 30, 2003, the Company filed a report on Form 8-K pursuant to Item 5 disclosing that the Company, on April 30, 2003, issued a news release announcing a stock dividend, the results of the annual meeting of stockholders and other corporate events.

On May 28, 2003, the Company filed a report on Form 8-K pursuant to Item 5 disclosing that the Company entered into an Agreement and Plan of Merger with Aviston Financial Corporation providing for the merger of Aviston with and into the Company.

On July 18, 2003, the Company filed a report on Form 8-K pursuant to Item 5 stating that the Company, on July 18, 2003, issued a news release announcing that James M. Lindstrom had been appointed Chief Financial Officer of the Company.

On August 8, 2003, the Company filed a report on Form 8-K pursuant to Item 5 disclosing that the Company, would pay a $0.15 per share dividend in cash on August 29, 2003 to stockholders of record as of August 14, 2003.

On August 14, 2003, the Company filed a report on Form 8-K pursuant to Item 12 disclosing that the Company, on August 14, 2003 issued a news release announcing its earnings for the quarter ended June 30, 2003.

KANKAKEE BANCORP, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANKAKEE BANCORP, INC. Registrant

Date:	August 14, 2003	/s/ CAROL S. HOEKSTRA
Executive Vice President, Interim COO (Principal Executive Officer)

Date:	August 14, 2003	/s/ JAMES M. LINDSTROM
Chief Financial Officer and Senior Vice President (Principal Financial Officer)