Form 10-Q
period 2003-09-30
CENTRUE FINANCIAL CORP
filed 2003-11-14
CIK 891523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to                     .

Commission File Number 1-13676

CENTRUE FINANCIAL CORPORATION

(f/k/a Kankakee Bancorp, Inc.)

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

As of November 14, 2003, there were 2,597,414 issued and outstanding shares of the Issuer’s common stock (exclusive of 1,603,778 shares of the Issuer’s common stock held as treasury stock).

CENTRUE FINANCIAL CORPORATION

ITEM 1.	Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

	September 30, 2003	December 31, 2002
Assets
Cash and due from banks	$34,348,738	$16,576,706
Federal funds sold	32,039,709	19,178,334
Money market funds	457,219	11,670,916

Cash and cash equivalents	66,845,666	47,425,956

Certificates of deposit	50,000	50,000

Securities:
Investment securities:
Available-for-sale, at fair value	35,124,002	44,459,135
Held-to-maturity, at cost (fair value: September 30, 2003 – $922,536; December 31, 2002 – $1,076,979)	891,592	1,066,664

Total investment securities	36,015,594	45,525,799

Mortgage-backed securities:
Available-for-sale, at fair value	30,863,198	38,179,459
Held-to-maturity, at cost (fair value: September 30, 2003 – $21,018; December 31, 2002 – $25,525)	20,023	25,525

Total mortgage-backed securities	30,883,221	38,204,984

Loans, net of allowance for losses on loans ($4,408,073 at September 30, 2003; $6,524,306 at December 31, 2002)	339,727,266	384,238,637
Loans held for sale	306,250	128,000
Real estate held for sale	387,623	316,170
Federal Home Loan Bank stock, at cost	2,907,200	2,740,500
Office properties and equipment	13,715,163	10,377,731
Accrued interest receivable	2,091,355	2,795,701
Goodwill	3,065,821	3,065,821
Other intangible assets	888,642	1,181,212
Other assets	12,525,274	10,353,190

Total assets	$509,409,075	$546,403,701

(Continued)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) (continued)

CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

	September 30, 2003	December 31, 2002
Liabilities and stockholders’ equity
Liabilities:
Deposits
Noninterest bearing	$33,444,114	$28,633,800
Interest bearing	385,260,654	403,397,808
Short-term borrowings	800,000	—
Long-term borrowings	47,600,000	59,700,000
Trust preferred debentures	10,000,000	10,000,000
Advance payments by borrowers for taxes and insurance	591,860	1,751,128
Other liabilities	297,450	1,814,306

Total liabilities	477,994,078	505,297,042

Stockholders’ equity
Preferred stock, $.01 par value; authorized, 500,000 shares; none outstanding	—	—
Common stock, $.01 par value; authorized, 3,500,000 shares; issued 1,750,000	17,500	17,500
Additional paid-in capital	15,039,598	15,039,598
Retained income, partially restricted	38,753,429	38,517,217
Treasury stock (817,389 shares at September 30, 2003; 584,119 shares at December 31, 2002), at cost	(23,407,048)	(14,099,004)
Accumulated other comprehensive income	1,011,518	1,631,348

Total stockholders’ equity	31,414,997	41,106,659

Total liabilities and stockholders’ equity	$509,409,075	$546,403,701

See notes to consolidated financial statements (unaudited)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

	Three Months Ended September 30,
	2003	2002
Interest income:
Loans	$5,475,623	$6,867,477
Investment securities and other	304,941	600,570
Mortgage-backed securities	558,509	650,860

Total interest income	6,339,073	8,118,907

Interest expense:
Deposits	2,039,510	3,235,699
Borrowed funds	656,362	827,056

Total interest expense	2,695,872	4,062,755

Net interest income	3,643,201	4,056,152

Provision for losses on loans	272,300	3,143,700

Net interest income after provision for losses on loans	3,370,901	912,452

Other income:
Net gain on sales of other assets	4,988	7,993
Net gain on sales of loans held for sale	254,416	300,976
Fee income	1,067,518	526,653
Insurance commissions	9,360	29,323
Other	198,046	216,300

Total other income	1,534,328	1,081,245

Other expenses:
Compensation and benefits	1,793,853	1,809,498
Occupancy	371,642	316,363
Furniture and equipment	235,045	153,966
Federal deposit insurance premiums	16,559	18,039
Advertising	76,832	81,943
Provision for losses on foreclosed assets	3,700	3,014
Data processing services	134,327	95,687
Telephone and postage	131,453	124,042
Amortization of intangible assets	33,819	46,017
Other general and administrative	711,345	590,174

Total other expenses	3,508,575	3,238,743

Income (loss) before income taxes (credits)	1,396,654	(1,245,046)
Income taxes (credits)	573,600	(456,250)

Net income (loss)	$823,054	$(788,796)

Net income (loss)	$823,054	$(788,796)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of related income taxes	(355,348)	679,804

Comprehensive income (loss)	$467,706	$(108,992)

Basic earnings (loss) per share	$0.88	$(0.67)

Diluted earnings (loss) per share	$0.87	$(0.67)

Dividends per share	$0.15	$0.15

See notes to consolidated financial statements (unaudited)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

	Nine Months Ended September 30,
	2003	2002
Interest income:
Loans	$17,307,615	$20,922,675
Investment securities and other	1,171,634	1,414,536
Mortgage-backed securities	1,834,005	1,878,024

Total interest income	20,313,254	24,215,235

Interest expense:
Deposits	6,974,657	10,242,396
Borrowed funds	2,042,441	1,991,845

Total interest expense	9,017,098	12,234,241

Net interest income	11,296,156	11,980,994
Provision for losses on loans	4,021,613	3,755,620

Net interest income after provision for losses on loans	7,274,543	8,225,374

Other income:
Net gain on sales of other assets	37,037	42,136
Net gain on sales of loans held for sale	1,116,719	712,920
Net gain on sale of branch office	477,843	—
Fee income	2,091,884	1,787,943
Insurance commissions	26,179	55,414
Other	642,052	556,252

Total other income	4,391,714	3,154,665

Other expenses:
Compensation and benefits	5,597,016	5,384,374
Occupancy	1,022,932	905,758
Furniture and equipment	619,083	447,740
Federal deposit insurance premiums	51,340	54,437
Advertising	272,039	235,509
Provision for losses on foreclosed assets	13,614	57,315
Data processing services	371,726	309,389
Telephone and postage	401,888	338,460
Amortization of intangible assets	105,521	138,051
Other general and administrative	2,323,622	2,123,741

Total other expenses	10,778,781	9,994,774

Income before income taxes	887,476	1,385,265
Income taxes	196,600	342,446

Net income	$690,876	$1,042,819

Net income	$690,876	$1,042,819
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net of related income taxes	(619,830)	1,044,832

Comprehensive income	$71,046	$2,087,651

Basic earnings per share	$0.71	$0.87

Diluted earnings per share	$0.70	$0.86

Dividends per share	$0.45	$0.45

See notes to consolidated financial statements (unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$690,876	$1,042,819
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	4,021,613	3,755,620
Provisions for losses on real estate held for sale	13,614	57,315
Depreciation and amortization	989,573	792,808
Amortization of investment premiums and discounts, net	122,716	35,571
Accretion of loan fees and discounts	(114,723)	(44,650)
(Increase) decrease in interest receivable	680,128	(103,056)
Decrease in interest payable on deposits	(133,496)	(127,807)
Net gain on sales of loans held for sale	(1,116,719)	(712,920)
Net gain on sales of real estate held for sale	(29,303)	(42,136)
Net gain on sales of securities held for sale	(7,734)	—
Federal Home Loan Bank of Chicago, stock dividend	(166,700)	(98,800)
Increase in cash surrender value of Bank Owned Life Insurance	(344,105)	(238,548)
Net gain on sale of branch office	(477,843)	—
Other, net	(1,023,077)	(383,996)

Net cash from operating activities before loan originations and sales	3,104,820	2,889,401

Originations of loans held for sale	(49,041,929)	(40,469,642)
Proceeds from sales of loans	49,980,093	41,325,683

Net cash from operating activities	4,042,984	4,788,261

Cash flows from investing activities:
Investment securities
Available-for sale:
Purchases	$(10,665,902)	$(5,023,609)
Proceeds from sales	95,979	—
Proceeds from calls and maturities	19,500,000	4,000,000
Held-to-maturity:
Proceeds from maturities and paydowns	174,817	3,367
Mortgage-backed securities:
Available-for-sale:
Purchases	(10,171,652)	(32,532,683)
Proceeds from maturities and pay downs	16,826,926	4,127,259
Held-to-maturity:
Proceeds from maturities and pay downs	5,502	9,858
Proceeds from sales of real estate held for sale	368,962	594,585
Deferred loan fees and costs, net	171,198	20,272
Loans originated	(139,822,067)	(115,635,178)
Loans purchased	—	(2,025,000)
Principal collected on loans	173,457,075	114,032,034
Purchases of office properties and equipment, net	(6,288,235)	(2,298,812)
Purchase of Bank Owned Life Insurance	—	(8,000,000)
Cash transferred to buyer on sale of branch	(12,314,815)	—

Net cash from investing activities	31,337,788	(42,727,907)

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (continued)

CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

	Nine Months Ended September 30,
	2003	2002
Cash flows from financing activities
Net increase in non-certificate of deposit accounts	$32,248,273	$3,181,917
Net increase (decrease) in certificate of deposit accounts	(25,968,427)	15,575,292
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(1,178,200)	(1,403,100)
Proceeds from short-term borrowings	800,000	—
Proceeds from other borrowings	—	52,600,000
Repayments of other borrowings	(12,100,000)	(7,600,000)
Proceeds from exercise of stock options	—	509,722
Dividends paid	(454,664)	(504,640)
Purchase of treasury stock	(9,308,044)	(3,202,133)

Net cash from financing activities	(15,961,062)	59,157,058

Increase in cash and cash equivalents	19,419,710	21,217,412
Cash and cash equivalents:
Beginning of period	47,425,956	26,662,714

End of period	$66,845,666	$47,880,126

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits	$7,108,200	$10,370,200

Interest on borrowed funds	$1,945,300	$1,713,600

Income taxes	$1,254,000	$1,204,514

Supplemental disclosures of non-cash investing activities:
Real estate acquired through foreclosure	$428,463	$270,007

Increase in unrealized gains (losses) on securities available-for-sale	$(932,075)	$1,571,176

Increase in deferred taxes attributable to the unrealized gains on securities available-for-sale	$312,245	$(526,344)

Sale of branch:
Assets disposed:
Loans	$(6,370,117)	$—
Accrued interest receivable	(24,218)	—
Premises and equipment	(164,639)	—
Other assets	(197,251)	—
Liabilities assumed by buyer:
Non-certificate of deposit accounts	2,161,632	—
Certificates of deposit	17,243,008	—
Accrued interest payable	68,550	—
Escrows on loans	64,005	—
Other liabilities	11,688
Gain on the sale of branch office	(477,843)	—

Cash transferred to buyer	$12,314,815	$—

See notes to consolidated financial statements (unaudited).

CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2003

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The statement of condition at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report for Centrue Financial Corporation (the “Company”) on Form 10-K for the year ended December 31, 2002.

Note 2 – Earnings (Loss) Per Share

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss)	$823,054	$(788,796)	$690,876	$1,042,819

Average outstanding shares of common stock	932,611	1,173,475	976,969	1,202,880
Average common stock equivalents	8,961	1,020	3,938	5,517

Total	941,572	1,174,495	980,907	1,208,397

Basic earnings (loss) per share	$0.88	$(0.67)	$0.71	$0.87

Diluted earnings (loss) per share	$0.87	$(0.67)	$0.70	$0.86

Note 3 – Accounting for Certain Investments in Debt and Equity Securities

At September 30, 2003, stockholders’ equity included an unrealized gain of $1.0 million, which represents the amount by which the market value of the available-for-sale securities and the available-for-sale mortgage-backed securities exceeded the book value, net of income tax of $519,000. An increase in market interest rates during the nine months ended September 30, 2003 resulted in a $620,000 decrease in the market value, net of income tax effect, of the available-for-sale securities and the available-for-sale mortgage-backed securities. At the end of 2002, the market value of the available-for-sale securities portfolio exceeded the book value by $1.6 million, net of the related income tax benefit.

Note 4 – Commitments and Contingencies

Centrue Bank (the “Bank”), the Company’s wholly-owned subsidiary, is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank’s exposure to credit loss, in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit, is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Financial instruments whose contract amount represents credit risk follows:

	September 30, 2003	December 31, 2002
Commitments to originate new loans	$18,323,000	$19,100,000
Commitments to extend credit	33,208,000	31,106,000
Standby letters of credit	2,465,000	1,228,000

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

Standby letters of credit written are conditional commitments issued by the bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment were funded, the Bank would be entitled to seek recovery from the customer. At September 30, 2003 and December 31, 2002, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

The Company and the Bank do not engage in the use of interest rate swaps, futures, forwards, or option contracts.

Note 5 – Stock-Based Employee Compensation

The Company had one stock-based employee compensation plan which was in existence for all periods presented. As permitted under accounting principles generally accepted in the United States of America, grants of options under the plan are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Because options granted under the plan had an exercise price equal to market value of the underlying common stock on the date of the grant, no stock-based employee compensation cost is included in determining net income. Stock options were granted to newly elected directors in December 2001 and 2002 and vested immediately. As a result, there was no compensation expense to be recognized for the three months or nine months ended September 30, 2002, under APB Opinion No. 25 or the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for stock options granted in 2003.

	Three months ended September 30, 2003	Nine months ended September 30, 2003
Net income, as reported	$823,054	$690,876
Deduct total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(2,901)	(159,707)

Pro forma net income	$820,153	$531,169

Earnings per share:
Basic:
As reported	$0.88	$0.71
Pro forma	0.88	0.54
Diluted:
As reported	$0.87	$0.70
Pro forma	0.87	0.53

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

	2003
	Grant 1	Grant 2	Grant 3
Number of options granted	15,000	10,000	7,500
Risk-free interest rate	3.68%	3.41%	3.75%
Expected life, in years	5	5	5
Expected volatility	25%	25%	25%
Expected dividend yield	1.58%	1.48%	1.29%
Estimated fair value per option	$9.29	$9.82	$11.72

Note 6 – Business Combination

On October 9, 2003, the Company acquired for stock all of the outstanding shares of Aviston Financial Corporation (“Aviston Financial”). The acquisition has been accounted for as a purchase and results of operations of Aviston Financial from the date of acquisition will be included in the Company’s consolidated financial statements on an ongoing basis.

Unaudited pro forma consolidated results of operations as though Aviston Financial had been acquired as of January 1, 2003 are included in the Form S-4 which was filed on June 27, 2003.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company serves the financial needs of families and local businesses in its primary market areas through its main banking office at 310 South Schuyler Avenue, Kankakee, Illinois and sixteen branch offices located in the communities of Ashkum, Aviston, Bourbonnais, Bradley, Braidwood, Champaign, Coal City (2), Diamond, Dwight, Fairview Heights, Herscher, Manteno, Momence, St. Rose and Urbana, Illinois. The Company’s business involves attracting deposits from the general public and using such deposits to originate residential mortgage loans and, to a lesser extent, commercial real estate, consumer, commercial business, multi-family and construction loans in its market areas. The Company also invests in investment securities, mortgage-backed securities and various types of short term liquid assets.

On October 9, 2003, the Company merged with Aviston Financial. At the time of the merger, Aviston Financial had approximately $98 million in total assets and operated three locations in southwestern Illinois, including its newest office in Fairview Heights which is 10 miles from downtown St. Louis. Subsequent to the merger, the remaining corporation changed its name to Centrue Financial Corporation. On October 17, 2003, the subsidiary banks were merged to form Centrue Bank, a state-chartered commercial bank. The Company has approximately 192 employees. Since the merger occurred during the fourth quarter, the financial results contained in this report exclude the merger with Aviston Financial.

FINANCIAL CONDITION

The Company’s total assets were $509.4 million at September 30, 2003, a decrease of $37.0 million, or 6.8%, from total assets of $546.4 million at December 31, 2002.

Cash and cash equivalents increased by $19.4 million, or 40.9%, from $47.4 million at December 31, 2002 to $66.8 million at September 30, 2003. The increase was attributable to decreases in loans, investment securities and mortgage-backed securities.

During the nine-month period ended September 30, 2003, net loans receivable decreased $44.5 million, or 11.6%, from $384.2 million to $339.7 million. This was primarily the result of loan repayments which totaled $173.5 million and the sale of $6.4 million in loans as part of the sale of the Hoopeston, Illinois branch during the first quarter of 2003, which were substantially offset by the origination of $152.3 million of real estate loans and the origination of $36.5 million of consumer and commercial business loans.

Loans held for sale increased by $178,000, from $128,000 at December 31, 2002 to $306,000 at September 30, 2003. This was the result of the origination of $49.0 million of loans held for sale, which was offset by the sale of $50.0 million of such loans, at a net gain of $1.1 million. The level of borrower refinancing realized in the first half of the year started to decline in the third quarter as mortgage interest rates began to rise slightly. Management expects that mortgage sales gains will decrease throughout the remainder of the year.

Securities available-for-sale decreased by $9.4 million, or 21.1%, to $35.1 million at September 30, 2003 from $44.5 million at December 31, 2002 as the result of the maturity or the exercise of call options by issuers on $19.5 million of securities, which was partially offset by purchases of $10.7 million in such securities, and by a minimal net change in market value adjustments.

Mortgage-backed securities available-for-sale decreased by $7.3 million, or 19.2%, to $30.9 million at September 30, 2003 from $38.2 million at December 31, 2002. The decrease resulted from the maturity of $16.8 million of securities which was offset by the purchases of $10.2 million in such securities, and by the net change in market value adjustments.

Premises and equipment increased by $3.3 million, or 32.2%, to $13.7 million. The increase was primarily due to the construction of a new branch which opened on October 1, 2003.

Deposits decreased by $13.3 million, or 3.1%, from $432.0 million at December 31, 2002 to $418.7 million at September 30, 2003. During the nine month period, $17.2 million in certificate of deposit accounts and $2.2 million in passbook, checking and money market accounts were sold with the Hoopeston branch. In addition, there was a $26.0 million decrease in certificate of deposit accounts and a $32.2 million increase in passbook, checking and money market accounts due primarily to management’s continued strategy to increase the amount of lower interest bearing accounts as a percentage of its deposit base.

Total borrowings decreased by $11.3 million, or 18.9%, from $59.7 million at December 31, 2002 to $48.4 million at September 30, 2003. The decrease was the result of $12.1 million in repayments, which were partially offset by new borrowings of $800,000. Borrowings at September 30, 2003 consisted of $29.2 million in advances from the Federal Home Loan Bank of Chicago, $800,000 in funds drawn on a line-of-credit and $18.4 million in funds from securities sold under agreement to repurchase. Additionally, there were $10.0 million of trust preferred debentures outstanding at both September 30, 2003 and December 31, 2002.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOSSES ON LOANS

During the third quarter, $4.9 million of commercial loans were written off through the provision for loan losses. These loans had already been provided for during 2002 and in the second quarter of 2003 after the Company completed a special six month commercial loan review and adopted a new comprehensive loan policy. As such, the Company’s non-performing assets decreased to $7.7 million, or 1.5% of total assets at September 30, 2003 from $11.1 million, or 2.0% of total assets at December 31, 2002. This represented a decrease of $3.4 million over the nine-month period. The decrease in non-performing assets related to the write offs was offset by increases in accruing loans delinquent more than 90 days for commercial business. Changes in individual loan categories are detailed in the following table:

	September 30 2003	December 31 2002	Change
Non-accruing loans:
Real estate:
One-to-four family	$552	$1,115	($563)
Multi family	117	118	(1)
Commercial	1,404	3,039	(1,635)
Construction and development	1,628	1,687	(59)
Commercial business	156	875	(719)

Total	3,857	6,834	(2,977)

Accruing loans delinquent 90 days or more:
Real estate:
Commercial	129	2,516	(2,387)
Consumer	177	290	(113)
Commercial business	2,879	633	2,246

Total	3,185	3,439	(254)

Foreclosed assets	387	316	71
Troubled debt restructuring	255	480	(225)

Total non-performing assets	$7,684	$11,069	$(3,385)

Non-performing assets are presented on a gross balance basis and the totals have not been reduced by specific allowances.

The ratio of the allowance for losses on loans to non-performing loans decreased to 62.6% as of September 30, 2003 compared to 63.5% as of December 31, 2002. The decrease in this ratio, which excludes foreclosed assets and restructured troubled debt, was the result of the decrease of $2.1 million in the allowance for losses on loans and was partially offset by a decrease of $3.4 in non-performing loans. The decrease in non-performing loans was partially due to the write off of $4.9 million of loans in the third quarter of 2003 as previously discussed.

The Company classified $3.1 million of its assets as Special Mention, $5.1 million as Substandard and $1.4 million as Loss at September 30, 2003. No assets were classified as Doubtful at September 30, 2003. This represents a decrease of $2.9 million in the Special Mention category and a net decrease of $3.5 million in the other categories from the December 31, 2002 totals for classified assets. The decrease in classified assets from December 31, 2002 is mainly due to the previously mentioned write-offs taken in the third quarter. As a result of these write-offs, the ratio of classified assets to total assets (including items classified as Special Mention) decreased to 1.9% at September 30, 2003 from 2.9% at December 31, 2002. The ratio of the allowance for losses on loans to classified assets increased to 46.0% as of September 30, 2003 from 40.8% at December 31, 2002

We have a concern for the outlook of the economy during the remainder of 2003 and beyond. A slowdown in economic activity beginning in 2001 severely impacted several major industries as well as the economy as a whole. Even though there are numerous indications of emerging strength, it is not certain that this strength is sustainable. In addition, consumer confidence may be negatively impacted by the substantial decline in equity markets. These events could adversely affect cash flows for both commercial and individual borrowers, as a result of which, we could experience increases in problem assets, delinquencies and losses on loans. Many financial institutions have experienced an increase in non-performing assets during this difficult economic period, as even well-established business borrowers have developed cash flow, profitability and other business-related problems.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Net income for the quarter ended September 30, 2003 was $823,000 compared to a net (loss) of ($789,000) for the same period in 2002. This represented an increase of $1.6 million. The increase in net income resulted from a decrease in the provision for loan losses of $2.8 million (91.3%) and an increase in fee income of $541,000 (102.7%). Those increases were partially offset by a decrease in net interest income of $413,000 (10.2%) and an increase in other expenses of $269,000 (8.3%). Basic earnings per share were $0.88 for the quarter compared to basic (loss) per share of $(0.67) for the comparable 2002 quarter. Diluted earnings per share were $0.87 for the quarter ended compared to diluted (loss) per share of $(0.67) for the comparable 2002 quarter.

Net interest income decreased $413,000, or 10.2%, during the quarter ended September 30, 2003, compared to the quarter ended September 30, 2002. Table I, on the following page, sets forth an analysis of the Company’s net interest income for the three-month periods ended September 30, 2003 and 2002.

TABLE I

NET INTEREST INCOME ANALYSIS (UNAUDITED)

CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

	Three Months Ended September 30,
	2003			2002
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$345,217	$5,476	6.29%	$398,835	$6,867	6.83%
Mortgage-backed securities (2)	31,771	305	3.81%	41,758	601	5.71%
Investments securities (3)	37,353	398	4.23%	38,752	530	5.43%
Other interest-earning assets	51,661	116	0.89%	27,187	87	1.27%
FHLB stock	2,884	44	6.05%	2,698	34	5.00%

Total interest-earning assets	468,886	6,339	5.36%	509,230	8,119	6.33%

Other assets	43,817			39,901

Total assets	$512,703			$549,131

Interest-bearing liabilities:
Certificate accounts	$229,213	1,628	2.82%	$254,665	2,508	3.91%
Savings deposits	77,975	197	1.00%	73,401	349	1.89%
Demand and NOW deposits	114,852	215	0.74%	100,518	379	1.50%
Borrowings	58,550	656	4.45%	75,650	827	4.34%

Total interest-bearing liabilities	480,590	2,696	2.23%	504,234	4,063	3.20%

Other liabilities	1,144			3,803

Total liabilities	481,734			508,037

Stockholders’ equity	30,969			41,094

Total liabilities and stockholders’ equity	$512,703			$549,131

Net interest income		$3,643			$4,056

Net interest rate spread			3.13%			3.13%

Net earning assets	$(11,704)			$4,996

Net yield on average interest-earning assets (net interest margin)			3.08%			3.16%

Average interest-earning assets to average interest-bearing liabilities		97.56%			100.99%

(1)	Calculated including loans held for sale, and net of deferred loan fees, loan discounts, loans in process and the allowance for losses on loans.
(2)	Calculated including mortgage-backed securities available-for-sale.
(3)	Calculated including investment securities available-for-sale and certificates of deposit.

As Table I indicates, interest income decreased $1.8 million, or 21.9%, to $6.3 million for the three-month period ended September 30, 2003 compared to the $8.1 million for the same period in 2002. The decrease in interest income was the result of a decrease in the yield earned on interest-earning assets to 5.4% during the 2003 period from 6.3% during the 2002 period. The average balance of interest-earning assets decreased $40.3 million, or 7.9%, during the 2003 period from $509.2 million during the 2002 period. The decrease in the average balance of interest-earning assets was mainly due to decreases in loans and mortgage-backed securities during the quarter. The decrease in the yield earned on interest-earning assets was the result of decreasing market interest rates during the quarter, which resulted in lower yields on short term assets and a lower yield on the reinvestment of principal repayments and prepayments on loans and on newly originated loans. The decrease in average loans was primarily the result of the refinancing of loans in the mortgage portfolio in the current low interest rate environment. Most such long-term, fixed-rate mortgage loans were sold with servicing retained.

Interest expense decreased $1.4 million, or 33.6%, to $2.7 million during the third quarter of 2003 from $4.1 million in the same period in 2002. The decrease in interest expense was the result of a decrease in the average yield on interest-bearing liabilities to 2.2% during the 2003 period from 3.2% during the 2002 period and a decrease in the average outstanding balance of interest-bearing liabilities to $480.6 million during the 2003 period from $504.2 million during the 2002 period. The decrease in average interest-bearing liabilities resulted from a decreased use of borrowed funds. The decrease in the average yield on interest-bearing liabilities resulted from decreasing market interest rates and continuing improvement in the deposit mix, with a higher ratio of non-certificate depositor accounts.

The provision for losses on loans totaled $272,000 during the third quarter of 2003, compared to $3.1 million for the same prior year period. The provision for the prior year period was primarily made as a result of the Company’s review of a group of real estate loans. Those loans were written-off through the provision during the third quarter of 2003. The amount of the provision for losses on loans is determined through regular review of the various elements of the loan portfolio, and by a review of overall adequacy, based on circumstances and factors known at the time of the review.

Other income for the three-month period ended September 30, 2003 increased $453,000, or 41.9%, to $1.5 million compared to $1.1 million for the same period in 2002. Net gain on loans held for sale decreased by $47,000 (15.6%) from $301,000 for the same prior year period. This decrease was offset by an increase of $541,000 in fee income, which included income of $373,000 from the revaluation of the carrying value of mortgage servicing rights. In general, as interest rates increase, refinancing decreases and can raise the value of servicing rights.

Other expenses for the third quarter of 2003 were $3.5 million, or $270,000 (8.3%), greater than those for the third quarter of 2002. There were increases of $121,000 (20.5%) in other general and administrative expense, $81,000 (52.7%) in furniture and equipment expense, $55,000 (17.5%) in occupancy expense and $39,000 (40.4%) in data processing expense. During the third quarter, the Company’s subsidiary bank completed an organizational restructuring and eliminated 20 positions in order to operate more efficiently and to better position the Company to pursue management’s growth strategy. As a result of the restructuring, the Company incurred severance expense of $72,000.

Income taxes increased $1.0 million to $574,000 for the three-month period compared to a benefit of $456,000 for the same period in 2002. The primary reason for this increase was the increase in pre-tax income for the quarter.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Net income for the nine months ended September 30, 2003 was $691,000 compared to $1.0 million for the same period in 2002, representing a $352,000 (33.7%) decrease. The decrease in net income resulted from an increase in other expenses of $784,000 (7.8%), a decrease in net interest income of $685,000 (5.7%) and an increase in the provision for losses on loans of $266,000 (7.1%). These items were partially offset by an increase in other income of $1.2 million (39.2%). Basic earnings per share was $0.71 for the nine months ended September 30, 2003 compared to $0.87 for the comparable 2002 period. Diluted earnings per share was $0.70 for the first nine months of 2003 compared to $0.86 for the comparable 2002 period.

Net interest income decreased $685,000, or 5.7%, during the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. Table II presented on the following page, sets forth an analysis of the Company’s net interest income for the nine-month periods ended September 30, 2003 and 2002.

TABLE II

NET INTEREST INCOME ANALYSIS (UNAUDITED)

CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

	Nine Months Ended September 30,
	2003			2002
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$358,037	$17,308	6.46%	$396,899	$20,923	7.05%
Mortgage-backed securities (2)	32,955	1,171	4.75%	32,570	1,414	5.80%
Investments securities (3)	41,416	1,337	4.32%	37,414	1,520	5.43%
Other interest-earning assets	45,103	360	1.07%	23,945	260	1.45%
FHLB stock	2,837	137	6.46%	2,602	98	5.04%

Total interest-earning assets	480,348	20,313	5.65%	493,430	24,215	6.56%

Other assets	42,494			36,244

Total assets	$522,842			$529,674

Interest-bearing liabilities:
Certificate accounts	$236,788	5,472	3.09%	$252,621	8,013	4.24%
Savings deposits	76,079	673	1.18%	72,219	1,089	2.02%
Demand and NOW deposits	111,310	830	1.00%	98,998	1,140	1.54%
Borrowings	61,570	2,042	4.44%	60,010	1,992	4.44%

Total interest-bearing liabilities	485,747	9,017	2.48%	483,848	12,234	3.38%

Other liabilities	3,141			4,496

Total liabilities	488,888			488,344

Stockholders’ equity	33,954			41,330

Total liabilities and stockholders’ equity	$522,842			$529,674

Net interest income		$11,296			$11,981

Net interest rate spread			3.17%			3.18%

Net earning assets	$(5,399)			$9,582

Net yield on average interest-earning assets (net interest margin)			3.14%			3.25%

Average interest-earning assets to average interest-bearing liabilities		98.89%			101.98%

(1)	Calculated including loans held for sale, and net of deferred loan fees, loan discounts, loans in process and the allowance for losses on loans.
(2)	Calculated including mortgage-backed securities available-for-sale.
(3)	Calculated including investment securities available-for-sale and certificates of deposit.

As Table II indicates, net interest income decreased $685,000, or 5.7%, to $11.3 million for the nine-month period ended September 30, 2003 compared to $12.0 million for the same period in 2002. The decrease in net interest income was the result of a decrease in the yield earned on interest-earning assets to 5.7% during the 2003 period from 6.6% during the 2002 period. The average balance of interest-earning assets decreased $13.1 million, or 2.7%, during the 2003 period from $493.4 million during the 2002 period. The decrease in the yield earned on interest-earning assets was the result of decreasing market interest rates during the period, which resulted in lower yields on short term assets and a lower yield on the reinvestment of principal repayments and prepayments on loans and on newly originated loans.

Interest expense decreased $3.2 million, or 26.3%, to $9.0 million during the first nine months from $12.2 million in the same period in 2002. The decrease in interest expense was the result of a decrease in the average yield on interest-bearing liabilities to 2.5% during the 2003 period from 3.4% during the 2002 period. The increase in average interest-bearing liabilities resulted from an increased use of borrowed funds. The decrease in the average yield on interest-bearing liabilities resulted from decreasing market interest rates and continuing improvement in the deposit mix, with a higher ratio of non-certificate depositor accounts.

The provision for losses on loans totaled $4.0 million during the first nine months of 2003, compared to $3.8 million during the first nine months of 2002. The amount of the provision for losses on loans is determined through regular review of the various elements of the loan portfolio, and by a review of overall adequacy, based on circumstances and factors known at the time of the review as previously discussed.

Other income for the nine-month period ended September 30, 2003 increased $1.2 million, or 39.2%, to $4.4 million compared to $3.2 million for the same period in 2002. The increase was attributable to increases of $404,000 (56.6%) in gain on sales of loans held for sale, which was in part the result of more aggressive pricing and better spreads on the loans sold during the 2003 period compared to the 2002 period. The year to date income also reflected a gain of $478,000 from the sale of a branch office in the first quarter of 2003. Fee income also increased for the nine months ended September 30, 2003 by $304,000 (17.0%) to $2.1 million from $1.8 million from the same period of 2002. The increase in fee income included $63,000 of income from the revaluation of mortgage servicing rights.

Other expenses for the first nine months of 2003 increased $784,000 or 7.8%, to $10.8 million from $10.0 million during the same prior year period. There were increases of $213,000 (3.9%) in compensation and benefits, $200,000 (9.4%) in other general and administrative, $171,000 (38.3%) in furniture and equipment expense, $117,000 (12.9%) in occupancy expense, $63,000 (18.7%) in telephone and postage and $62,000 (20.1%) in data processing charges. These increases were partially offset by a decrease of $44,000 (76.2%) in the provision for losses on foreclosed assets. The increase in compensation and benefits was primarily due to $297,000 of severance benefits for three senior officers of the Company, in addition to the organizational restructuring during the third quarter. Those increases were partially offset by savings realization from the prior quarter’s employment terminations. Increase in furniture and equipment expenses and telephone and postage expenses were due to increased deprecation and a new communications system, respectively.

Income taxes decreased $146,000 to $196,000 for the nine-month period ended September 30, 2003, compared to $342,000 for the same period in 2002 which was a direct result of decreased pre-tax income in 2002.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tangible and Core capital (as defined by the regulations) to tangible assets (as defined) and Total and Tier I capital (as defined) to risk-weighted assets (as defined). Management believes, as of September 30, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

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

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2003
Tangible Capital to Tangible Assets Centrue Bank	$36,043	7.14%	$7,570	1.50%	N/A
Core Capital to Tangible Assets Centrue Bank	36,043	7.14%	20,187	4.00%	$25,233	5.00%
Tier I Capital to Risk Weighted Assets Centrue Bank	36,043	11.59%	N/A		18,662	6.00%
Total Capital to Risk Weighted Assets Centrue Bank	39,082	12.57%	24,883	8.00%	31,104	10.00%

As of December 31, 2002
Tangible Capital to Tangible Assets Centrue Bank	35,726	6.73%	7,961	1.50%	N/A
Core Capital to Tangible Assets Centrue Bank	35,726	6.73%	21,230	4.00%	26,537	5.00%
Tier I Capital to Risk Weighted Assets Centrue Bank	35,726	10.57%	N/A		20,280	6.00%
Total Capital to Risk Weighted Assets Centrue Bank	38,785	11.47%	27,040	8.00%	33,800	10.00%

After the merger with Aviston Financial, the Bank is no longer subject to OTS regulation. Going forward, the capital ratios for the Bank will be calculated under the guidelines for commercial banks. In addition, as a financial holding company, the Company will also be subject to capital guidelines.

STOCK REPURCHASE

During the quarter ended September 30, 2003, the Company did not repurchase common stock. As of September 30, 2003, the Company held 817,389 shares of its common stock as treasury stock. During the period from September 30, 2003 through November 14, 2003, no additional shares of common stock were repurchased.

STOCK OPTIONS

During the third quarter of 2003, the Company awarded 7,500 stock options at an exercise price of $46.37 per share. The options vest equally over 5 years. There were no options on shares of common stock exercised. At the end of the quarter, there were options outstanding to seven individuals on 37,250 shares of stock. Between September 30, 2003 and November 14, 2003, one individual exercised 1,600 options at an exercise price of $38.00. There were no other individuals who had given notice of intent to exercise these options.

RESTRICTED STOCK

On October 30, 2003, the Company awarded 27,800 shares of restricted stock. Of the shares awarded, 25,000 vest equally over 5 years. Of the remaining shares, 1,400 vest on closing of the merger of Parish Bank with and into Centrue Bank which is expected to close on February 24, 2004. The remaining 1,400 shares vest on the one-year anniversary date of the merger.

DIVIDENDS

On October 9, 2003, a 2-for-1 stock split in the form of a 100% stock dividend was declared. Stockholders received one additional common share for every share held on the record date of October 20, 2003. The dividend was distributed on October 31, 2003.

On October 31, 2003, a cash dividend of $0.075 per share was declared, payable on November 28, 2003 to stockholders of record as of November 11, 2003. The previously announced $0.15 per share cash dividend was adjusted to coincide with the recent 2-for-1 stock split. The Company has paid a dividend every quarter since the dividend program was instituted in the first quarter of 1995. Future dividends will depend primarily upon earnings, financial condition and need for funds, as well as restrictions imposed by regulatory authorities regarding dividend payments and capital requirements.

SUBSEQUENT EVENT

On November 12, 2003, William Cheffer resigned from the Board of Directors of the Company and Centrue Bank.

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

ASSET/LIABILITY MANAGEMENT

In an attempt to manage its exposure to changes in interest rates, management closely monitors the Company’s interest rate risk. The Bank has a funds management committee, consisting of the chief executive officer, chief financial officer and certain vice presidents, which meets monthly and reviews the Bank’s interest rate risk position and evaluates its current asset/liability pricing and strategies. This committee adjusts pricing and strategies as needed and makes recommendations to the Bank’s board of directors regarding significant changes in strategy.

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

The Company attempts to manage its interest rate risk to the extent consistent with its interest margin objectives through management of the mix of its assets and liabilities in a number of ways, including the following:

•	The Company prefers to lend on adjustable rate mortgages (“ARMs”) in its one-to-four family residential lending program. However, ARMs are not currently in great demand, and less than 10% of the one-to-four family loans originated during the first nine months of 2003 were ARMs.

•	The Company has increased originations of commercial business and construction loans having adjustable or floating interest rates, relatively short terms to maturity, or a combination thereof.

•	The Company has continued its origination of consumer loans having terms to maturity that are significantly shorter than residential loans.

•	The Company regularly reviews its policy on newly originated fixed-rate mortgage loans, as to the question of which loans, if any, should be retained in portfolio versus which should be sold in the secondary market. Trends in the economy, trends in market interest rates, the Company’s interest margin and the Company’s current asset/liability mix are among the factors considered. Changes resulting from these reviews take effect on a specific calendar date and impact either those loans which are applied for on or after that date, or those loans which are closed on or after that date.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Chief Financial Officer,

of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2003. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

CENTRUE FINANCIAL CORPORATION

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company or the Bank is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

A Special Meeting of Stockholders of the Company was held on September 15, 2003. At the meeting, stockholders voted to approve the merger agreement between the Company and Aviston Financial Corporation (“Aviston Financial”), and the merger of Aviston Financial with and into the Company and to adopt three amendments to the Company’s Certificate of Incorporation. One amendment changed the name of the Company to “Centrue Financial Corporation.” The second amendment increased the number of authorized shares of common stock of the Company from 3.5 million to 5.5 million. The third amendment changed the manner in which the Certificate of Incorporation can be amended in the future.

The matters approved by stockholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

1.	The approval of the merger agreement with Aviston Financial.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
767,830	12,937	3,011	0

2.	The approval of the first amendment to change the name to Centrue Financial Corporation.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
750,069	27,301	5,408	0

3.	The approval of the second amendment to increase the number of authorized shares of common stock.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
756,927	24,775	2,076	0

4.	The approval of the third amendment to change the manner in which the Certificate of Incorporation can be amended.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
760,930	14,595	8,253	0

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

On September 17, 2003, the Company filed a report on Form 8-K pursuant to Item 5 announcing that on September 15, 2003, its stockholders voted to approve the merger agreement with Aviston Financial Corporation (“Aviston”), and the merger of Aviston with and into the Company and the results of the special meeting of the stockholders.

On October 9, 2003, the Company filed a report on Form 8-K pursuant to Items 2 and 5 disclosing the following:

•	Completion of the merger with Aviston Financial;

•	Change in the Company’s name to Centrue Financial Corporation;

•	Approval of a 2-for-1 stock split in the form of a dividend;

•	Adoption of a share repurchase program;

•	Appointment of two new directors.

On October 30, 2003, the Company filed a report on Form 8-K pursuant to Item 5 disclosing that the Company, on October 29, 2003, entered into an Agreement and Plan of Merger with Parish Bank and Trust Company providing for the merger of Parish Bank with and into the Bank. The Company also announced that John N. Kempen joined the Bank to serve as Regional President for its Champaign/Urbana market.

On October 30, 2003, the Company filed a report on Form 8-K pursuant to Item 5 disclosing that the Company would pay a $0.075 per share cash dividend on November 28, 2003 to stockholders of record as of November 11, 2003.

On October 31, 2003, the Company filed a report on Form 8-K pursuant to Item 12 disclosing its financial results for the quarter ending September 30, 2003.

CENTRUE FINANCIAL CORPORATION

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRUE FINANCIAL CORPORATION Registrant

Date: November 14, 2003	/s/ THOMAS A. DAIBER

President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2003	/s/ JAMES M. LINDSTROM

Chief Financial Officer and Senior Vice President (Principal Financial Officer)