Form 10-K
period 2003-12-31
CENTRUE FINANCIAL CORP
filed 2004-03-30
CIK 891523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-13676

CENTRUE FINANCIAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3846489 (I.R.S. Employer Identification Number)

310 S. Schuyler Avenue, Kankakee, Illinois (Address of principal executive offices)	60901 (Zip Code)

Registrant’s telephone number, including area code: (815) 937-4440

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Stock, par value $.01 per share Preferred Share Purchase Rights	American Stock Exchange American Stock Exchange

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

     YES [X] NO [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price on the American Stock Exchange on June 30, 2003, ($23.06, as adjusted for the October 2003 stock split) the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $40,875,925.

     As of March 3, 2004, the Registrant had issued and outstanding 2,607,816 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

     PARTS II and IV of Form 10-K—Portions of the 2003 Annual Report to Stockholders.

     PART III of Form 10-K—Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders.

CENTRUE FINANCIAL CORPORATION

2003 ANNUAL REPORT ON FORM 10-K

		Page Number
	PART I
Item 1.	Business	4
Item 2.	Properties	20
Item 3.	Legal Proceedings	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
	PART II
Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters	21
Item 6.	Selected Financial Data	21
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 8.	Financial Statements and Supplementary Data	23
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	23
Item 9A.	Controls and Procedures	24
	PART III
Item 10.	Directors and Executive Officers of the Registrant	24
Item 11.	Executive Compensation	26
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	26
Item 13.	Certain Relationships and Related Transactions	26
Item 14.	Principal Accountant Fees and Services	26
	PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on 8-K	27
Form 10-K Signature Page		31
Articles of Incorporation
Employment Agreement for Bradley S. Rench
Employment Agreement for Carol S. Hoekstra
Employment Agreement for Keith M. Roseland
Indenture dated April 10, 2002
2003 Annual Report to Stockholders
Subsidiaries of the Registrant
Consent of Independent Auditor
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Corporate Controller
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Corporate Controller

PART I

Item 1. Business

THE COMPANY

General

     Centrue Financial Corporation, a Delaware corporation (the “Company”, formerly known as Kankakee Bancorp, Inc.), is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company’s primary business activity is acting as the holding company for Centrue Bank, a state chartered commercial bank (the “Bank”). The Bank has one subsidiary, Centrue Service Corp., and its wholly-owned subsidiary, Centrue Insurance Agency, Inc., which engage in the business of providing securities brokerage services and insurance and annuity products to its customers. All references to Centrue Service Corp. include Centrue Insurance Agency, Inc., unless clearly indicated otherwise. The Company’s common stock is listed on the American Stock Exchange (“AMEX”) under the symbol “CFF”. In February, 2003, the Company sold its Hoopeston, Illinois branch with assets of $19 million. On October 9, 2003, the Company acquired Aviston Financial Corporation (“Aviston Financial”). At the time of the acquisition, Aviston Financial had approximately $98 million in total assets. Subsequent to the acquisition, the remaining corporation changed its name to Centrue Financial Corporation. On October 30, 2003, the Company effected a 2 for 1 stock-split in the form of a stock dividend to stockholders of record as of October 20, 2003. All references to share prices in this document are adjusted for the split. On October 29, 2003, the Company announced the agreement to acquire Parish Bank and Trust Company in Momence Illinois, a community bank with approximately $20 million in total assets. The acquisition was completed on March 5, 2004. The Company continues to explore opportunities to expand its banking markets through mergers and acquisitions, as well as branching opportunities.

     The Bank is the Company’s only financial institution subsidiary and was initially chartered as an Illinois state savings and loan association in 1885. The Bank converted to a federally chartered savings and loan association in 1937 and changed its name to Kankakee Federal Savings Bank in connection with its conversion to stock form in 1992. The Bank changed its name to KFS Bank, F.S.B., as of December 1, 2002. Upon the acquisition of Aviston Financial in October 2003, the Bank merged into the State Bank of Aviston, became a state chartered commercial bank and changed its name to Centrue Bank. All references to the Company include the Bank and its subsidiaries unless clearly indicated otherwise.

     At December 31, 2003, the Company had consolidated assets of $609.2 million, deposits of $494.4 million and stockholders’ equity of $45.6 million.

     The Company’s focus is to serve residential and small businesses in western Indiana, central and southern Illinois, and metropolitan St. Louis, Missouri with a wide array of financial services. The Company is principally engaged in originating mortgage, commercial real estate, consumer, multi-family, commercial business and construction loans, and attracting deposits from the general public. The Company also offers a Visa/MasterCard program, debit card services, on-line banking and bill payment services and, on an agency basis through Centrue Service Corp., securities brokerage services and insurance and annuity products to the Company’s customers.

     In 2003, management restructured the Company to fulfill its service goals, while increasing its growth objectives and profitability goals. Previously, the Company’s operations and decision making activities were primarily conducted at the Company’s headquarters in Kankakee. Management has reorganized the Company based upon four geographic regions, each led by its own regional president and management team. Each regional president has responsibility for staffing, loans, deposits and pricing in his or her respective region. Also, certain operational and decision making activities have been transferred to the regional level in order to improve efficiency, competitiveness and overall customer service. Centralized operations, including accounting, remain at the Company’s headquarters in Kankakee. Management believes this organizational structure will allow the Company to maintain its community focus, and improve customer service and efficiency, while growing the Company’s asset base.

     The executive offices of the Company are located at 310 S. Schuyler Avenue, Kankakee, Illinois 60901 and its telephone number at that address is (815) 937-4440.

Competition

     The Bank’s main office is located at 310 S. Schuyler Avenue, Kankakee, Illinois. The Bank also has eighteen branch offices located in the communities of Ashkum, Aviston, Bourbonnais, Bradley, Braidwood, Champaign, Channahon, Coal City (2), Diamond, Dwight (2), Fairview Heights, Herscher, Manteno, Momence, St. Rose, and Urbana. The Company’s market areas include central and southern Illinois, metropolitan St. Louis, Missouri and the western Indiana markets.

     The Company faces competition both in originating loans and in attracting deposits. Competition in originating loans comes primarily from other commercial banks, savings institutions, credit unions and mortgage bankers located in the Company’s primary market areas. The Company competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

     The Company faces substantial competition in attracting deposits from other commercial banks, savings institutions, securities firms, money market and mutual funds, credit unions, insurance companies and other investment vehicles. The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and with a customer oriented staff.

     Under the Gramm-Leach-Bliley Act, which became effective in 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. Although the Company has seen no significant impact from it, the Gramm-Leach-Bliley Act has the potential to significantly change the competitive environment in which the Company and the Bank conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Lending Activities

     General. The principal lending activity of the Company is to offer financial services to our commercial, consumer and residential customers located in our primary market areas. These financial services include 1-4 family residential, multi-family, commercial business, commercial real estate, consumer loans and all types of construction loans. In addition, to increase overall profitability and portfolio mix, we will focus our loan growth rate on commercial lending to be more in line with our commercial banking peers. From time to time, the Company has also utilized loan purchases to supplement loan originations.

     Loan Composition. The following table provides information concerning the composition of the Company’s loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for loan losses) as of the dates indicated. Loans held for sale are included primarily in one-to-four family real estate loans.

	December 31,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans
One-to-four family	$212,578	48.72%	$228,623	58.26%	$247,435	61.81%	$211,891	61.48%	$165,089	60.25%
Multi-family	16,461	3.77	13,672	3.48	11,983	2.99	11,608	3.37	8,923	3.26
Commercial	77,142	17.68	56,589	14.42	48,543	12.13	39,564	11.48	28,869	10.53
Construction and development	28,640	6.56	21,286	5.42	22,555	5.63	17,797	5.16	14,235	5.19

Total Real Estate Loans	334,821	76.73	320,170	81.58	330,516	82.56	280,860	81.49	217,116	79.23

Commercial Loans	58,235	13.35	33,301	8.49	31,255	7.81	23,750	6.89	22,013	8.03

Consumer Loans
Home equity	24,305	5.57	22,560	5.75	18,407	4.60	17,815	5.17	17,028	6.21
All other consumer loans	18,982	4.35	16,408	4.18	20,163	5.03	22,220	6.45	17,872	6.52

Total Consumer Loans	43,287	9.92	38,968	9.93	38,570	9.63	40,035	11.62	34,900	12.74

Total Loans	436,343	100.00%	392,439	100.00%	400,341	100.00%	344,645	100.00%	274,029	100.00%

Less:
Loans in process	2,467		1,043		2,671		3,341		1,394
Deferred loan fees, net	565		505		470		192		104
Allowance for loan losses	7,471		6,524		2,582		2,156		2,171

Total Loans, net	$425,840		$384,367		$394,618		$338,956		$270,360

     As of December 31, 2003, the total amount of loans due after December 31, 2004, which had predetermined interest rates, was $181.1 million, while the total amount of loans due after such date which had floating or adjustable interest rates was $126.3 million.

     As a state chartered commercial bank, the amount of loans the Bank is permitted to make to any one borrower is limited to 25% of the Bank’s total regulatory capital. At December 31, 2003, the Bank’s regulatory loan-to-one borrower limit was $12.3 million. Additionally, as part of the Bank’s loan policy and strategic plan the Bank sets guidelines on the percentage of each type of loan for the loan’s portfolio. The concentrations of loans by type are regularly reviewed by the chief lending officer and loan committee. As of December 31, 2003, the Bank did not have any concentrations in loan types that are not already disclosed.

     The following table represents the amount of loans that were on non-accrual, past due 90 days and still accruing and forgone interest for each of the last five fiscal years.

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Non-accrual loans	$3,248	$6,834	$730	$680	$553
Loans past due 90 days and still accruing	2,232	3,439	391	1,890	1,195
Troubled debt restructurings	281	480	611	439	464
Interest income recognized on non-accrual loans and troubled debt restructurings	199	70	—	—	—
Foregone interest on non-accrual loans	525	387	33	32	32

     The Company recognized large loan loss provisions of approximately 1% of total loans in both 2003 and 2002 on a group of commercial real estate and real estate development loans that were made in previous years. During 2003, the Company adopted a new loan policy and implemented new loan approval, documentation and monitoring processes. The Company also recruited and employed an experienced commercial lending team including three new regional presidents, each of which is an experienced commercial lender, as well as two other seasoned commercial lenders.

     Analysis of Allowance for Loan Losses. The following table sets forth an analysis of the Company’s allowance for loan losses.

	Year Ended
	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Balance at beginning of period	$6,524	$2,582	$2,156	$2,171	$2,375
Charge-offs:
One-to-four family	—	2	—	—	21
Commercial real estate	1,134	—	28	3	29
Consumer	144	79	61	124	114
Commercial business	4,964	—	14	8	123

	6,242	81	103	135	287

Recoveries:
Commercial real estate	583	—	1	28	16
Consumer	46	22	24	27	42
Commercial business	3	11	1	15	25

	632	33	26	70	83

Net charge-offs	(5,610)	(48)	(77)	(65)	(204)
Additions charged to operations	4,122	3,990	503	50	—
Additions through acquisitions	2,435	—	—	—	—

Balance at end of period	$7,471	$6,524	$2,582	$2,156	$2,171

Ratio of net charge-offs during the period to average loans outstanding during the period	1.53%	0.01%	0.02%	0.02%	0.08%

Ratio of net charge-offs during the period to average non- performing assets	110.06%	0.75%	3.07%	2.75%	6.65%

     The balance in the allowance for loan losses and the related amount charged to operations is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, and management’s estimate of future potential losses.

     During 2003, the Company implemented a new comprehensive loan policy and underwent a six-month comprehensive loan review. This process indicated the need for additional allocations in the one-to-four family and multifamily categories of loans than had previously been identified from a review of charge-off history. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses. The allowance is based upon past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating loan losses. The evaluation includes a review of all loans on which full collectibility may not be reasonably assured. Other factors considered by management include the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and historical losses on each portfolio category. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties, which collateralize loans. Management believes it uses the best information available to make such determinations. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected. While the Company believes it has established its existing allowance for loan loses in conformity with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Bank’s loan portfolio, will not request an increase in the allowance for loan losses. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary if loan quality deteriorates. The following table represents the allocation of the allowance for loan losses by loan category.

	December 31,
	2003		2002		2001		2000		1999
		Percent of		Percent of		Percent of		Percent of		Percent of
		Each		Each		Each		Each		Each
		Category to		Category to		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
						(Dollars in thousands)
One-to-four family	$1,012	48.72%	$224	58.26%	$157	61.81%	$209	61.48%	$313	60.24%
Multi-family	197	3.77	7	3.48	6	2.99	24	3.37	66	3.26
Commercial real estate	2,455	17.68	3,212	14.42	933	12.13	825	11.48	611	10.54
Construction and development	1,673	6.56	1,403	5.42	532	5.63	350	5.16	208	5.19
Commercial	1,454	13.35	1,434	8.49	729	7.81	581	6.89	600	8.03
Consumer	336	9.92	244	9.93	225	9.63	167	11.62	207	12.74
Unallocated	344	—	—	—	—	—	—	—	166	—

Total	$7,471	100.00%	$6,524	100.00%	$2,582	100.00%	$2,156	100.00%	$2,171	100.00%

Investment Activities

     In February 2004, the Company implemented a new investment policy. In addition to other permitted investments, the new policy allows for investments in trust preferred securities and changed the frequency of meetings for the funds management committee from weekly to monthly. The composition and maturities of the investment securities portfolios, excluding Federal Home Loan Bank of Chicago (“FHLB”) stock and non-marketable equity securities at December 31, 2003, are indicated in the following table.

	At December 31, 2003
	Less Than	1 to 5	5 to 10	Over	Total Investment
	1 Year	Years	Years	10 Years	Securities
	(Dollars in thousands)
Securities available-for- sale:
U.S. Treasury and government agency securities	$4,275	$49,327	$1,736	$251	$55,589
Municipal bonds	265	1,950	1,967	—	4,182
Mortgage-backed securities	—	4,834	891	21,563	27,288
Mutual fund shares	379	—	—	—	379
Other securities	—	—	—	274	274

Total	$4,919	$56,111	$4,594	$22,088	$87,712

Weighted average yield	3.65%	3.75%	3.78%	4.49%	3.91%

Securities held-to- maturity:
Municipal Bonds	$210	$672	$10	$—	$892

Weighted average yield	3.90%	3.86%	4.90%	—	3.88%

Deposits

     The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2003.

Maturity
		Over	Over
	3 Months	3 to 6	6 to 12	Over
	or Less	Months	Months	12 months	Total
(Dollars in thousands)
Certificates of deposit of $100,000 or more	$7,516	$4,681	$10,386	$17,066	$39,649

Borrowings

     The Company utilizes borrowings primarily for three purposes. The first is to leverage the Company’s capital in order to generate additional net interest income. The second is the management of short term cash requirements. The third is to assist in funding acquisitions of other financial institutions. The decision to borrow money to leverage capital is based on several factors, including the current asset/liability mix, the regulatory capital position of the Bank and the adequacy of available interest rate spreads subject to the limits established by the board of directors. Borrowings for leveraging purposes are derived from securities sold under agreements to repurchase and advances from the FHLB. Borrowings related to short term cash management are in the form of advances from the FHLB, and as required, federal funds purchased. As a member of the FHLB, the Bank is authorized to apply for advances from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. Borrowings related to funding acquisitions are in the form of notes payable from other financial institutions. Generally, these borrowings are short-term in nature.

Capital Management

     The Company continuously evaluates balance sheet opportunities to augment and leverage its strong capital base to maximize stockholders’ return on equity. During the middle part of the 1990’s, the Company employed a leveraging strategy, borrowing and investing funds to enhance net interest income. This strategy was minimized in 2000 and 2001, when the Company increased leverage through internally generated growth. During 2002, the Company borrowed $30.0 million and purchased investment securities in a new leverage strategy. During 2003, the Company continued its focus on repurchasing stock in an effort to increase shareholder value. In the first quarter of 2003, the Company repurchased 466,540 shares of stock. In October of 2003, the Company completed the acquisition of Aviston Financial and issued 700,300 shares of stock in the transaction. The Company also effected a 2 for 1 stock split in the form of a dividend in October, 2003. During the third quarter of 2003, the Company hired an independent consultant to provide advice on its fixed income investments in order to streamline its investment accounting procedures, improve asset/liability management and increase returns on its investment securities. The Company believes that these initiatives will help to position the Company for additional future growth and improved profitability.

     As a way to create flexibility in its capital management strategies, the Company issued $10.0 million in trust preferred securities during the second quarter of 2002. Such securities are includable, within specified limits, in regulatory capital and the interest paid on the securities is deductible for tax purposes. The funds provided were used primarily for the repurchase of common shares. Interest expense related to trust preferred securities totaled $558,000 and $438,000 during 2003 and 2002, respectively. Additional information regarding emerging accounting standards that relate to accounting for trust preferred securities is included in Note 1 in the Notes to Consolidated Financial Statements on page 34 of the Annual Report to Stockholders.

Employees

     As of December 31, 2003, the Company had 154 full-time employees and 41 part-time employees. None of the Company’s employees are represented by any collective bargaining group. The Company offers a variety of employee benefits and management considers its relations with its employees to be good.

Code of Ethics

     Centrue Financial has a code of conduct in place that applies to all of its directors and employees. The code sets for the standard of ethics that its expects all directors and employees to follow, including the Chief Executive Officer and Chief Financial Officer. The code of conduct is posted on Centrue Financial’s website at www.centrue.com. Centrue Financial intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding any amendment to or waiver of the code with respect to its Chief Executive Officer and Chief Financial Officer, and persons performing similar functions, by posting such information on Centrue Financial’s website.

Internet Website

     Centrue Financial maintains a website with the address www.centrue.com. The information contained on its website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Centrue Financial makes available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after it has electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.

SUPERVISION AND REGULATION

     Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Illinois Commissioner of Banks and Real Estate (the “Commissioner”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

     Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of the FDIC-insured deposits and depositors of the Bank, rather than shareholders.

     The following is a summary of the material elements of the regulatory framework that applies to the Company and its subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. As such, the following is qualified in its entirety by reference to applicable law. Any change in statutes, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiaries.

Recent Regulatory Developments

     National Bank Preemption. On January 7, 2004, the Office of the Comptroller of the Currency (the “OCC”) issued two final rules that clarify the federal character of the national banking system. The first rule provides that, except where made applicable by federal law, state laws that obstruct, impair or condition national banks’ ability to fully exercise their deposit-taking, lending and operational powers are not applicable to national banks. That rule further provides that the following types of state laws apply to national banks to the extent that they only incidentally affect the exercise of national banks’ deposit-taking, lending and operational powers: contract, criminal, taxation, tort, zoning and laws relating to certain homestead rights, rights to collect debts, acquisitions and transfers of property and other laws as determined to apply to national banks by the OCC. The second rule affirms that, under federal law, with some exceptions, the OCC has exclusive visitorial authority (the power to inspect, examine, supervise and regulate) with respect to the content and conduct of activities authorized for national banks. These controversial rules give national banks, especially those that operate in multiple states, a significant competitive advantage over state-chartered banks and are therefore likely to be challenged by individuals and organizations that represent the interests of individual states and state-chartered banks. Both the U.S. House Committee on Financial Services and the New York Attorney General have already initiated such challenges.

     FACT Act. On December 4, 2003, President Bush signed into law the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), which contains numerous amendments to the Fair Credit Reporting Act relating to matters including identity theft and privacy. Among its other provisions, the FACT Act requires financial institutions: (i) to establish an identity theft prevention program; (ii) to enhance the accuracy and integrity of information furnished to consumer reporting agencies; and (iii) to allow customers to prevent financial institution affiliates from using, for marketing solicitation purposes, transaction and experience information about the customers received from the financial institution. The FACT Act also requires the federal banking regulators, and certain other agencies, to promulgate regulations to implement its provisions. The various provisions of the FACT Act contain different effective dates including March 31, 2004, for those provisions of the FACT Act that do not require significant changes to business procedures and December 1, 2004, for certain other provisions that will require significant business procedure changes.

The Company

     General. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is also required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

     Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company acquisition. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

     The BHCA generally prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

     Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Company has elected (and the Federal Reserve has accepted the Company’s election) to operate as a financial holding company.

     Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances at 10% ownership.

     Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

     The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the company’s allowance for loan and lease losses.

     The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2003, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

     Dividend Payments. The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the “DGCL”), which allow the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

     Federal Securities Regulation. The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank

     General. The Bank is an Illinois-chartered bank, the deposit accounts of which are insured by the FDIC’s Savings Association Insurance Fund (“SAIF”) and its Bank Insurance Fund (“BIF”). As an Illinois-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, the chartering authority for Illinois banks, and the FDIC, designated by federal law as the primary federal regulator of state-chartered, FDIC-insured banks that, like the Bank, are not members of the Federal Reserve System (“non-member banks”).

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

     During the year ended December 31, 2003, SAIF and BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2004, SAIF and BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

     FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended

December 31, 2003, the FICO assessment rate for SAIF members and BIF members was approximately 0.02% of deposits.

     Supervisory Assessments. All Illinois banks are required to pay supervisory assessments to the Commissioner to fund the operations of the Commissioner. The amount of the assessment is calculated on the basis of an institution’s total assets, including consolidated subsidiaries, as reported to the Commissioner.

     Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. The FDIC has established the following minimum capital standards for state-chartered insured non-member banks, such as the Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For purposes of these capital standards, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

     The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, regulations of the FDIC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

     Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be “well-capitalized.” Under the regulations of the FDIC, in order to be “well-capitalized” a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

     Federal law also provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

     As of December 31, 2003: (i) the Bank was not subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under FDIC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by FDIC regulations.

     Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the Illinois Banking Act, Illinois-chartered banks generally may not pay dividends in excess of their net profits.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2003. Further, the Bank may not pay dividends in an amount that would reduce its capital below the amount required for the liquidation account established in connection with the Bank’s conversion from the mutual to the stock form of ownership in 1992. As of December 31, 2003, without prior regulatory approval, approximately $1.5 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

     Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company, on investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank or a principal shareholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

     In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the institution’s rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances.

Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

     Branching Authority. Illinois banks, such as the Bank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.

     Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is permitted only in those few states that authorize such expansion.

     State Bank Investments and Activities. The Bank generally is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Illinois law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

     Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $45.4 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $45.4 million, the reserve requirement is $1.164 million plus 10% of the aggregate amount of total transaction accounts in excess of $45.4 million. The first $6.6 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

Item 2. Properties

     The following table sets forth information concerning the main office and each branch office of the Bank at December 31, 2003. At December 31, 2003, the Company’s premises had an aggregate net book value of approximately $11.0 million.

	Year	Owned	Lease	Net
Location	Opened (1)	or Leased	Expiration Date	Book Value
				(in thousands)
Main Office
310 S. Schuyler Avenue	1958	Owned	N/A	$2,501
Kankakee, Illinois
Full Service Branches
Main Street and U.S. 45	1977	Owned	N/A	16
Ashkum, Illinois
101 S. Page Street	2003	Owned	N/A	1,167
Aviston, Illinois
680 S. Main Street	1974	Owned	N/A	386
Bourbonnais, Illinois
980 N. Kinzie Avenue	1998	Owned	N/A	2,807
Bradley, Illinois
180 N. Front Street	1998	Leased	July 24, 2005 (2)	13
Braidwood, Illinois
1001 S. Neil Street	1992	Owned	N/A	636
Champaign, Illinois
100 S. Broadway	1998	Leased	July 24, 2005 (2)	51
Coal City, Illinois
660 S. Broadway	1998	Owned	N/A	907
Coal City, Illinois
1275 E. Division Street	1998	Owned	N/A	362
Diamond, Illinois
317 W. Waupansie Street	2003	Leased	November 30, 2004	—
Dwight, Illinois
302 W. Mazon Avenue	1987	Owned	N/A	346
Dwight, Illinois
8 Executive Drive	2003	Leased	May 31, 2004	—
Suite 215 Fairview Heights, Illinois
654 N. Park Road	1998	Owned	N/A	532
Herscher, Illinois
310 Section Line Road	1975	Owned	N/A	219
Manteno, Illinois
200 W. Washington Street	1995	Owned	N/A	279
Momence, Illinois
18001 Main Street	2003	Owned	N/A	105
St. Rose, Illinois

	Year	Owned	Lease	Net
Location	Opened (1)	or Leased	Expiration Date	Book Value
				(in thousands)
1708 S. Philo Road	1998	Owned	N/A	687
Urbana, Illinois
Loan Production Office
25520C S. Pheasant Ln	2003	Leased	September 14, 2004	—
Channahon, Illinois

				$11,014

(1)	Year opened refers to the year in which the current facility opened or was acquired.

(2)	The Bank has an option to renew this lease for two consecutive five-year terms.

     The Company has acquired land in Fairview Heights, Illinois for a permanent branch location to replace the current leased space. The construction of the permanent branch is expected to be completed in the fourth quarter of 2004. The Company believes that all other current facilities are adequate to meet present and immediately foreseeable needs.

Item 3. Legal Proceedings

     The Company is involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of its business. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company’s consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Page 53 of the 2003 Annual Report to Stockholders is incorporated by reference.

Item 6. Selected Financial Data

     Page 4 of the 2003 Annual Report to Stockholders is incorporated by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

     Pages 5 through 22 of the 2003 Annual Report to Stockholders are incorporated by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s net income and economic value of equity (“EVE”), in the normal course of business, are exposed to interest rate risk, and can vary based on changes in the general level of interest rates. All financial products carry some amount of interest rate risk, and substantial portions of both the Company’s assets and liabilities are financial products. These include investment securities, loans, deposits and borrowed money. Off-balance sheet items, such as loan commitments, letters of credit, commitments to buy or sell loans or securities, and derivative financial instruments, also carry some amount of interest rate risk.

     The Bank’s Funds Management Committee, consisting of the CEO and President, Chief Financial Officer, two Senior Vice Presidents and the Corporate Controller, is responsible for developing methods and strategies for the Company to manage the sensitivity characteristics of its assets and liabilities, and for directing the implementation of these methods and strategies. The Funds Management Committee meets on a monthly basis, and the boards of both the Bank and the Company review the Company’s exposure to interest rate risk on at least a quarterly basis.

     The Funds Management Committee generally uses three types of analysis in measuring and reviewing the Company’s interest rate sensitivity. These are Static GAP analysis, Dynamic Gap Analysis and Economic Value of Equity. The Static GAP analysis measures assets and liabilities as they reprice in various time periods and is discussed under the heading of Asset/Liability Management on page 17 of the 2003 Annual Report to Shareholders.

     The dynamic interest rate risk analysis calculates risk to net interest income under three different scenarios, including flat, upward and downward rate shifts. The analysis assumes that rates change over a 12 month time frame. The analysis calculates net interest spread, net interest margin, loan to deposit, cost of funds, ratio of earning assets and capital. The model assumes that as principal runs off, principal is reinvested into the same category. Other assumptions which are varied include: loan rates, investment yields and growth rates.

     The economic value of equity calculation uses information about the Company’s assets, liabilities and off-balance sheet items, market interest rate levels and assumptions about the behavior of the assets and liabilities, to calculate the Company’s equity value. The economic value of equity is the market value of assets minus the market value of liabilities, adjusted for off-balance sheet items divided by the market value of assets. The economic value of equity is then subjected to immediate and permanent upward changes of 300 basis points in market interest rate levels, in 100 basis point increments, and a downward change of 100 basis points. The resulting changes in equity value and net interest income at each increment are measured against pre-determined, minimum EVE ratios for each incremental rate change, as approved by the board in the interest rate risk policy.

     The following table presents the Bank’s EVE ratios for the various rate change levels at December 31, 2003 and 2002:

	EVE Ratios
Changes in Interest Rates	2003	2002
300 basis point rise	7.87%	6.92%
200 basis point rise	7.94%	7.83%
100 basis point rise	8.13%	8.59%
Base rate scenario	7.45%	8.94%
100 basis point decline	6.08%	8.69%

     The preceding table indicates that at December 31, 2003, in the event of an immediate and permanent increase in prevailing market interest rates, the Bank’s EVE ratio, would be expected to increase and that in the event of an immediate and permanent decrease in prevailing market interest rates, the Bank’s EVE ratio would be expected to decrease.

     At December 31, 2003, the EVE increases in a rising rate scenario because the Company is asset sensitive and would have more interest earning assets repricing than interest-bearing liabilities. This effect is increased by periodic and lifetime limits on changes in rate on most adjustable-rate, interest-earning assets. The EVE decreases in a falling rate scenario because of the limits on the Company’s ability to decrease rates on some of its deposit sources, such as money market accounts and NOW accounts, and by the ability of borrowers to repay loans ahead of schedule and refinance at lower rates.

     The EVE ratio is calculated by the Company’s fixed income investment advisor, and reviewed by management, on a quarterly basis utilizing information about the Company’s assets, liabilities and off-balance sheet items, which is provided by the Company. The calculation is designed to estimate the effects of hypothetical rate changes on the EVE, utilizing projected cash flows, and is based on numerous assumptions, including relative levels of market interest rates, loan prepayments speeds and deposit decay rates. Actual changes in the EVE, in the event of market interest rate changes of the type and magnitude used in the calculation, could differ significantly. Additionally, the calculation does not account for possible actions taken by Funds Management to mitigate the adverse effects of changes in market interest rates.

Item 8. Financial Statements and Supplementary Data

     Pages 23 through 51 of the 2003 Annual Report to Stockholders are incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, Chief Financial Officer and Corporate Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2003. Based on that evaluation, the Company’s management, including the Chief Executive Officer, Chief Financial Officer and Corporate Controller, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

PART III

Item 10. Directors and Officers of the Registrant

     Information concerning directors of the Company is incorporated by reference to the sections “Election of Directors” and “Corporate Governance and the Board of Directors” located in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2004, a copy of which was filed with the Securities and Exchange Commission on March 19, 2004 (the “2004 Proxy Statement”).

Executive Officers Who are Not Directors

     The business experience during the past five years with respect to executive officers of the Company and the Bank who do not serve on the Company’s board of directors is listed below. Each officer is elected annually to serve until his or her successor is elected and qualified, or until he or she is no longer employed by the Company or its subsidiaries or is removed by the board of directors. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

     James M. Lindstrom, age 31, was named Chief Financial Officer of the Company and the Bank in July 2003. As Chief Financial Officer, Mr. Lindstrom is responsible for the Bank’s finance, information technology and operations departments. Prior to joining Centrue, he was a principal from 2001 to 2003 with Stolberg Equity Partners, a private equity firm. From 1996 to 2000, Mr. Lindstrom held senior management roles with ChiRex, Inc., a pharmaceutical services company. Mr. Lindstrom started his career in the investment banking department at Credit Suisse First Boston and received his MBA at The Tuck School of Business at Dartmouth.

     Carol S. Hoekstra, age 48, was elected Senior Vice President of the Bank in January 2004. Mrs. Hoekstra is responsible for oversight of the Bank’s retail products and services. Mrs. Hoekstra was previously Executive Vice President and Interim Chief Operating Officer of both the Company and the Bank in 2003 and assumed the duties of President of Centrue North until January 2004. She was a Senior Vice President of the Bank since 1999 and an Assistant Secretary of the Company since 1992. Previously, she was a Vice President of the Bank since 1995. Mrs. Hoekstra first joined the Bank in 1977. She rejoined the Bank in 1991 as consumer loan manager, following her return to the area from Texas where she worked at a commercial bank in consumer lending.

     John N. Kempen, age 42, serves as President of Centrue East which consists of two offices in Champaign County. Mr. Kempen also serves as the region’s senior lender. Prior to joining the Company, Mr. Kempen served as Champaign region president of National City Bank. Mr. Kempen also held the positions of senior vice president/chief credit officer, as well as regional commercial banking manager for the Old National Bancorp from 1995 to 2001. He served in retail and commercial officer roles with the Champion Federal and First of America affiliate banks in the Kankakee area from 1983 to 1995.

     Bryan L. Marsh, age 54, was elected on October 9, 2003, as President of Centrue South which consists of three offices in Clinton and St. Clair Counties. Prior to the merger with Aviston Financial, Mr. Marsh served as the President and a Director of the State Bank of Aviston. He also served as the Corporate Secretary and a Director of Aviston Financial. Mr. Marsh joined the State Bank of Aviston in 1985 and served as the Senior Lending Officer prior to being elected President.

     Michael A. O’Gorman, age 37, joined the Bank in January 2004 as President of Centrue North which consists of six offices in Kankakee and Iroquois counties. From 2000 to 2004, he was Community President of National City Bank in Kankakee, Illinois. From 1989 to 2000, Mr. O’Gorman also held various positions with American National Bank and Trust Company of Chicago (now Bank One), including Vice President and Division Head of its Central Illinois commercial banking operations.

     Brad S. Rench, age 45, was appointed Chief Lending Officer of the Company effective with the Aviston Financial merger in October 2003. He joined the State Bank of Aviston as Chief Lending Officer in March of 2003. Prior to that, Mr. Rench was Senior Vice President and Senior Lending Officer for the southern Illinois Region of Associated Bank from February 1999 until March 2003. Prior to March 2003, Mr. Rench held similar positions with Mercantile Bank, First Illinois Bank Co., Magna Bank Group and First National Bank of Highland. He has over 20 years of banking experience in the St. Louis metro and southern Illinois markets.

     Keith M. Roseland, age 54, was promoted in October 2003 from Senior Vice President to President of Centrue West which consists of seven offices in Grundy, Livingston, and Will Counties. Previously, Mr. Roseland was a Senior Vice President and Chief Commercial Lending Officer of the Bank, a position he was appointed to in 2002. Mr. Roseland was Regional Commercial Lending Officer of the Bank since 1999, and Regional Branch Manager responsible for the operation of the Coal City, Diamond and Braidwood, Illinois branches of the Bank since 1998. He had previously served as President, since 1986, of Coal City National Bank, which was acquired by the Bank in January, 1998. Mr. Roseland had been with Coal City National Bank since 1967.

Compliance with Section 16(a) of the Exchange Act

     Information concerning compliance with Section 16(a) of the Exchange Act called for by Item 10 of this Form 10-K is incorporated by reference from the section“Compliance with Section 16(a) of the Exchange Act” in the Company’s 2004 Proxy Statement.

Item 11. Executive Compensation

     Information concerning executive compensation called for by Item 11 of this Form 10-K is incorporated by reference from the section “Executive Compensation” and “Director Compensation” located in the Company’s 2004 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related stockholder matters

     Information concerning security ownership of certain beneficial owners and management called for by Item 12 of this Form 10-K is incorporated by reference from the section “Voting Securities and Principal Holders” and “Aggregated Equity Plan Information” located in the Company’s 2004 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions called for by Item 13 of this Form 10-K is incorporated by reference from the section “Certain Relationships and Related Transactions” located in the Company’s 2004 Proxy Statement.

Item 14. Principal Accountant Fees and Services

     Information concerning accounting fees and services called for by item 14 of this Form 10-K is incorporated by reference from the section “Independent Public Accountants” located in the 2004 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) Consolidated Financial Statements:

     The following information appearing in the Registrant’s 2003 Annual Report to Stockholders is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.1.

Pages in
Annual Report Section	Annual Report
Selected Financial Data	4
Management’s Discussion and Analysis of Financial Condition and Results of Operations	5-22
Report of Independent Auditors	23
Consolidated Balance Sheets	24
Consolidated Statements of Income	25
Consolidated Statements of Stockholders’ Equity	26
Consolidated Statements of Cash Flows	27-28
Notes to Consolidated Financial Statements	29-50
Quarterly Financial Information	51

     With the exception of those sections specifically incorporated by reference, the Registrant’s 2003 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-K.

     (a)(2) Financial Statement Schedules:

     Financial statement schedules have been omitted as the required information is contained in the consolidated financial statements and notes thereto, or because such schedules are not required or applicable.

     (a)(3) Exhibits:

		Reference to Prior
Regulation		Filing or Exhibit
S-K Exhibit		Number Attached
Number	Document	Hereto
3.1	Articles of Incorporation	3.1

3.2	Bylaws	(1)

4.1	Form of Rights Agreement	(4)

10.1	Stock Option Plan	(2)

10.2	Employee Stock Ownership Plan	(1)

10.3	401(k) Plan	(1)

10.4	Employment Agreement between the Bank and Thomas A. Daiber	(3)

10.5	Employment Agreement between the Bank and James M. Lindstrom	(5)

10.6	Employment Agreement between the Bank and Bradley S. Rench	10.6

10.7	Employment Agreement between the Bank and Carol S. Hoekstra	10.7

10.8	Employment Agreement between the Bank and Keith M. Roseland	10.8

10.9	Indenture dated April 10, 2002, between the Company and Wilmington Trust Company	10.9

13.1	2003 Annual Report to Stockholders	13.1

21.1	Subsidiaries of the Registrant	21.1

23.1	Consent of Independent Auditor	23.1

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)	31.1

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)	31.2

		Reference to Prior
Regulation		Filing or Exhibit
S-K Exhibit		Number Attached
Number	Document	Hereto
31.3	Certification of Corporate Controller Pursuant to Rule 13a-14(a)/15d-14(a)	31.3

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2

32.3	Certification of Corporate Controller Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.3

(1)	Filed on September 11, 1992, as exhibits to the Registrant’s Registration Statement No. 33-51950 on Form S-1. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(2)	Filed on May 1, 2003, as exhibits to the Registrant’s Annual Report on Form S-8. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(3)	Filed on June 27, 2003, as an exhibit to the Registrant’s Registration Statement on Form S-4. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(4)	Filed on May 21, 1999, as an exhibit to the Registrant’s Form 8-K. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(5)	Filed on July 30, 2004, as an exhibit to the Registrant’s Registration Statement on Form S-4/A. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b)	Reports on Form 8-K

On October 9, 2003, the Company filed a Form 8-K pursuant to Item 5 announcing the completion of the merger between Kankakee Bancorp, Inc. and Aviston Financial Corporation as well as the name change to Centrue Financial Corporation. The Company also announced the approval of a 2 for 1 stock split in the form of a dividend, the approval of a share repurchase program, and the appointment of two new Directors.

On October 30, 2003, the Company filed a Form 8-K pursuant to Item 5 announcing that the Company entered into an Agreement and Plan of Merger with Parish Bank and Trust Company. Additionally, the Company announced the hiring of John N. Kempen as the President of Centrue East.

On October 30, 2003, the Company filed a Form 8-K pursuant to Item 5 announcing its declaration of a quarterly cash dividend to shareholders.

On October 31, 2003, the Company filed a Form 8-K pursuant to Item 12 announcing its earnings for the quarter ended September 30, 2003.

On February 23, 2004, the Company filed a Form 8-K pursuant to Item 11 announcing the temporary supervision of trading under the Company’s employee benefit plans as a result of the merger of assets of the Centrue employee Stock Ownership Plan and the Centrue Bank 401(k) Savings Plan.

On March 12, 2004, the Company filed a Form 8-K pursuant to Item 12 announcing its earnings for the year and quarter ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRUE FINANCIAL CORPORATION

Date: March 29, 2004	By:	/s/ Thomas A. Daiber

Thomas A. Daiber,
Chief Executive Officer and President

	By:	/s/ James M. Lindstrom

James M. Lindstrom, Chief Financial Officer

	By:	/s/ John A. Betts

John A. Betts, Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael A. Griffith	3-29-04	Chairman of the Board

Michael A. Griffith	Date

/s/ Michael J. Hejna	3-29-04	Director

Michael J. Hejna	Date

/s/ Wesley E. Walker	3-29-04	Director

Wesley E. Walker	Date

/s/ Thomas A. Daiber	3-29-04	President, Chief Executive Officer and
Director
Thomas A. Daiber	Date

/s/ Mark L. Smith	3-29-04	Director

Mark L. Smith	Date

INDEX TO EXHIBITS

		Reference to Prior
Regulation		Filing or Exhibit
S-K Exhibit		Number Attached
Number	Document	Hereto
3.1	Articles of Incorporation	3.1

3.2	Bylaws	(1)

4.1	Form of Rights Agreement	(4)

10.1	Stock Option Plan	(2)

10.2	Employee Stock Ownership Plan	(1)

10.3	401(k) Plan	(1)

10.4	Employment Agreement between the Bank and Thomas A. Daiber	(3)

10.5	Employment Agreement between the Bank and James M. Lindstrom	(5)

10.6	Employment Agreement between the Bank and Bradley S. Rench	10.6

10.7	Employment Agreement between the Bank and Carol S. Hoekstra	10.7

10.8	Employment Agreement between the Bank and Keith M. Roseland	10.8

10.9	Indenture dated April 10, 2002, between the Company and Wilmington Trust Company	10.9

13.1	2003 Annual Report to Stockholders	13.1

21.1	Subsidiaries of the Registrant	21.1

23.1	Consent of Independent Auditor	23.1

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)	31.1

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)	31.2

		Reference to Prior
Regulation		Filing or Exhibit
S-K Exhibit		Number Attached
Number	Document	Hereto
31.3	Certification of Corporate Controller Pursuant to Rule 13a-14(a)/15d-14(a)	31.3

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2

32.3	Certification of Corporate Controller Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.3

(1)	Filed on September 11, 1992, as exhibits to the Registrant’s Registration Statement No. 33-51950 on Form S-1. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(2)	Filed on May 1, 2003, as exhibits to the Registrant’s Annual Report on Form S-8. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(3)	Filed on March 30, 1994, as an exhibit to the Registrant’s Annual Report on Form 10-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(4)	Filed on May 21, 1999, as an exhibit to the Registrant’s Form 8-K. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(5)	Filed on July 30, 2004, as an exhibit to the Registrant’s Registration Statement on Form S-4/A. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.