Form 10-Q
period 2004-03-31
CENTRUE FINANCIAL CORP
filed 2004-05-12
CIK 891523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2004.

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From to .

Commission File Number 1-13676

CENTRUE FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-3846489

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

310 South Schuyler Avenue, Kankakee, Illinois	60901

(Address of Principal Executive Offices)	(Zip Code)

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

As of May 11, 2004, there were 2,557,816 issued and outstanding shares of the Issuer’s common stock.

CENTRUE FINANCIAL CORPORATION

PART I. — FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

	March 31	December 31
	2004	2003
	(dollars in thousands)
Assets
Cash and due from banks	$13,183	$13,558
Interest bearing due from banks and other	3,418	14,831
Federal funds sold	3,018	17,216

Cash and cash equivalents	19,619	45,605
Certificates of Deposit	348	50
Investment Securities:
Available-for-sale, at fair value	114,647	87,712
Held-to-maturity, (fair value: $703 and $912)	681	892
Loans, net of allowance for loan losses of ($7,728 and $7,471)	424,869	425,840
Loans held for sale	1,067	—
Premises and equipment	17,250	17,113
Goodwill	12,446	11,433
Life insurance contracts	8,852	8,752
Non-marketable equity securities	3,746	3,298
Accrued interest receivable	2,781	2,552
Intangible assets	1,957	1,229
Real estate held for sale	634	319
Other assets	3,082	4,413

Total Assets	$611,979	$609,208

Liabilities
Deposits:
Noninterest bearing	$49,530	$42,400
Interest bearing	457,971	451,952

Total Deposits	507,501	494,352
Borrowings	41,908	54,396
Junior subordinated debt owed to unconsolidated trusts	10,000	10,000
Other liabilities	5,920	4,817

Total Liabilities	565,329	563,565
Stockholders’ Equity
Preferred stock, $.01 par value — 500,000 shares authorized and unissued	—	—
Common stock, $.01 par value — 5,500,000 authorized; 4,200,300 shares issued	42	42
Additional paid-in capital	28,952	28,929
Retained income, partially restricted	39,881	39,231
Accumulated other comprehensive income	1,342	1,088
Unearned restricted stock (26,400 and 27,800 shares)	(722)	(820)
Treasury stock, (1,592,484 and 1,594,278 shares), at cost	(22,845)	(22,827)

Total Stockholders’ Equity	46,650	45,643

Total Liabilities and Stockholders’ Equity	$611,979	$609,208

See the accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

	Three Months Ended
	March 31
	2004	2003
	(dollars in thousands)
Interest income:
Loans	$6,293	$6,211
Investments	940	975
Deposits with banks and other	75	103
FHLB stock dividends	57	44

Total interest income	7,365	7,333
Interest expense:
Deposits	2,099	2,614
Borrowings	580	588
Junior subordinated debt owed to unconsolidated trusts	113	140

Total interest expense	2,792	3,342

Net interest income	4,573	3,991
Provision for loan losses	300	66

Net interest income after provision for loan losses	4,273	3,925
Noninterest income:
Fee income	892	633
Net gain on sale of securities	89	—
Net gain (loss) on sale of real estate held for sale	(7)	26
Net gain on sale of loans	106	382
Gain on sale of branch	—	478
Increase in cash surrender value of life insurance	100	112
Other	69	110

Total noninterest income	1,249	1,741
Noninterest expense:
Compensation and benefits	2,263	1,908
Occupancy, net	394	339
Furniture and equipment	335	176
Advertising	64	106
Data processing	163	132
Telephone and postage	129	138
Amortization of intangibles	46	38
Legal and professional fees	236	220
Other	679	612

Total noninterest expense	4,309	3,669

Income before income taxes	1,213	1,997
Income tax expense	368	627

Net income	$845	$1,370

Other comprehensive income (loss):
Change in unrealized gains on available for sale securities, net of related income taxes	313	(169)
Less: reclassification adjustment for gains included in net income net of related income taxes	59	—

Other comprehensive income (loss)	254	(169)

Comprehensive income	$1,099	$1,201

Basic earnings per share	$.33	$.64
Diluted earnings per share	$.33	$.64
Dividends per share	$.075	$.075

See notes to the accompanying consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

	Three Months Ended
	March 31
	2004	2003
	(dollars in thousands)
Operating activities
Net income	$845	$1,370
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	66
Depreciation and amortization	381	242
Net amortization on investments	(37)	32
Amortization of intangibles	46	38
Deferred income taxes	828	—
Origination of loans held for sale	(5,985)	(15,065)
Proceeds from sales of loans held for sale	5,024	14,681
Gain on sale of loans	(106)	(382)
Gain on sale of investments, net	(89)	—
(Gain) loss on sale of real estate held for sale	7	(26)
Gain on sale of branch	—	(478)
Compensation expense for restricted stock	98	—
Increase in cash surrender value of life insurance	(100)	(112)
Federal Home Loan Bank stock dividends	(53)	(75)
Changes in:
Accrued interest receivable	(125)	103
Other assets and other liabilities, net	1,104	616

Net cash provided by operating activities	2,138	1,010
Investing activities
Purchases of available for sale securities	(28,289)	(6,905)
Proceeds from sales of available for sale securities	3,948	—
Proceeds from maturities of available for sale securities	6,580	12,637
Proceeds from maturities of held-to-maturity securities	210	177
Proceeds from sales of real estate held for sale	197	157
Cash paid for branch sale		(12,315)
Purchase of Parish Bank and Trust Company	38
Net decrease in loans	7,494	17,166
Purchases of bank premises and equipment	(249)	(1,441)

Net cash used in investing activities	(10,071)	9,476
Financing activities
Net increase (decrease) in deposits	(5,375)	7,161
Proceeds of borrowings	—	800
Repayments of borrowings	(12,488)	(11,500)
Proceeds from exercise of stock options	94	—
Dividends paid	(195)	(174)
Purchase of treasury stock	(89)	(9,308)

Net cash provided by financing activities	(18,053)	(13,021)

Net decrease in cash and cash equivalents	(25,986)	(2,535)
Cash and cash equivalents — beginning of year	45,605	47,426

Cash and cash equivalents — end of period	$19,619	$44,891

Supplemental disclosure of cash flow information
Interest paid	$2,602	$3,201
Income taxes paid	—	150
Real estate acquired in settlement of loans	519	—
Sale of branch:
Assets disposed:
Loans		$(6,370)
Interest receivable		(24)
Premises and equipment		(165)
Other assets		(197)
Liabilities assumed by buyer:
Demand deposits		2,162
Certificates of deposit		17,243
Other liabilities		144
Gain on sale of branch		(478)

Cash paid		$12,315

Acquisition of Parish Bank and Trust Company:
Assets acquired:
Certificates of Deposit	$(298)
Investments	(8,616)
Loans, net	(7,342)
Interest receivable	(104)
Premises and equipment	(269)
Goodwill	(1,013)
Intangibles	(774)
Other assets	(157)
Liabilities assumed:
Non-interest bearing deposits	5,462
Interest-bearing deposits	13,062
Other liabilities	87

Cash received, net of cash paid	$38

See the accompanying notes to consolidated financial statements.

CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2004

Note 1 – Basis of Presentation

     The consolidated financial statements of Centrue Financial Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The December 31, 2003 balance sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report for the Company on Form 10-K for the year ended December 31, 2003.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Centrue Bank (the “Bank”), an Illinois chartered commercial bank. All material intercompany transactions and balances are eliminated. The Company is a financial holding company that engages in its business through its sole subsidiary, in a single significant business segment.

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

     Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of mortgage servicing rights, goodwill, and real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of real estate acquired by foreclosure, management obtains independent appraisals for significant properties.

     Certain 2003 amounts have been reclassified where appropriate to conform to the consolidated financial statement presentation used in 2004.

     The Company has a stock-based employee compensation plan, which is described more fully in the Company’s annual report on Form 10-K for the year ended December 31, 2003. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended
	March 31
	2004	2003
	(dollars in thousands)
Net income, as reported	$845	$1,370
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	39	—

Pro forma net income	$806	$1,370

Earnings per share:
Basic — as reported	$.33	$.64
Basic — pro forma	.31	.64
Diluted — as reported	.33	.64
Diluted — pro forma	.31	.64

Note 2 – Common Stock Split

     On October 30, 2003, the Company issued 1,282,761 additional shares to effect a 2-for-1 common stock split. All share and per share amounts have been retroactively adjusted for this split as if it occurred on January 1, 2003.

Note 3 – Earnings Per Share

     Basic earnings per share of common stock have been determined by dividing net income for the period by the average number of shares of common stock outstanding. Diluted earnings per share of common stock have been determined by dividing net income for the period by the average number of shares of common stock and common stock equivalents outstanding. Average unearned restricted stock shares have been excluded from common shares outstanding for both basic and diluted earnings per share. Common stock equivalents assume exercise of stock options, and the purchase of treasury stock with the option proceeds at the average market price for the period (when dilutive). The Company has an incentive stock option plan for the benefit of directors, officers and employees. Diluted earnings per share have been determined considering the stock options granted, net of stock options which have been exercised.

	Three Months Ended
	March 31
	2004	2003
	(Dollars in thousands)
Basic
Net Income	$845	$1,370

Average common shares outstanding	2,580,331	2,134,328

Net income per common share — basic	$.33	$.64

Diluted
Net Income	$845	$1,370

Average common shares outstanding	2,580,331	2,134,328
Dilutive potential due to stock options	9,678	2,206

Average common shares outstanding	2,590,009	2,136,534

Net income per common share — diluted	$.33	$.64

Note 4 – Acquisition of Parish Bank and Trust Company

     On March 5, 2004, the Company acquired for cash all of the outstanding shares of Parish Bank and Trust Company (“Parish Bank”) for a total cost of $4.5 million. The acquisition has been accounted for using the purchase method of accounting. As such, the results of operations of the acquired entity are excluded from the consolidated financial statements of income for the periods prior to the acquisition date. The purchase price has been allocated based on the fair values at the date of acquisition. This allocation resulted in intangible assets of $773,000 and goodwill of $1.0 million. The intangible assets are being amortized over ten years. At closing, Parish Bank had assets of $21.5 million, including $7.3 million of loans, deposits of $18.5 million and stockholders’ equity of $2.9 million. This acquisition was not considered material to the Company as a whole and therefore, proforma information is not included.

Note 5 – Adoption of FASB Interpretation No. 46

     The Company has adopted FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003) in connection with its consolidated financial statements for the quarter ended March 31, 2004. FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The implementation of FIN 46, as revised, required the Company to de-consolidate its investment in Kankakee Capital Trust I as of March 31, 2004, because the Company is not the primary beneficiary. The Company’s prior financial statements have been reclassified to de-consolidate the Company’s investment in the Trust. There has been no impact on shareholders equity or net income upon adoption of the standard.

Note 6 – Junior Subordinated Debt Owed to Unconsolidated Trusts

     In April 2002, the Company issued $10.0 million in cumulative trust preferred securities through a newly formed special-purpose trust, Kankakee Capital Trust I, L.P. The proceeds of the offering were invested by Capital Trust I in junior subordinated deferrable interest debentures of the Company. Capital Trust I is a wholly-owned unconsolidated subsidiary of the Company, and its sole assets are the junior subordinated deferrable interest debentures. Distributions are cumulative and are payable quarterly at a variable rate of 3.70% over the LIBOR rate (an effective rate of 4.92% at March 31, 2004) per annum of the stated liquidation amount of $1,000 per preferred security. Interest expense on the trust preferred securities was $113,000 and $140,000 for the three months ended March 31, 2004 and 2003, respectively. The obligations of the trust are fully and unconditionally guaranteed, on a subordinated basis, by the Company. The trust preferred securities are mandatorily redeemable upon the maturity of the debentures on April 7, 2032, or to the extent of any earlier redemption of any debentures by the Company, and are callable beginning April 7, 2007. Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s capital stock. For regulatory purposes, the entire amount of the capital securities is allowed in the calculation of Tier 1 capital.

Note 7 – Subsequent Events

     On April 22, 2004, the Company issued $10.0 million in trust preferred securities as part of a large pool of such securities. These securities carry a variable rate of interest, and are currently includable, within specified limits, in regulatory capital. The proceeds from the issuance of these securities could be used for a number of corporate purposes, including the repurchase of stock, funding of an acquisition or the purchasing of securities as part of a leveraging strategy. Interest payments on these securities are deductible for income tax purposes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     The Company serves the financial needs of families and local businesses in its primary market areas through its main banking office at 310 South Schuyler Avenue, Kankakee, Illinois and nineteen branch offices. The Company’s market areas include western Indiana, central and southern Illinois, and the metropolitan St. Louis, Missouri markets. The Company’s business involves attracting deposits from the general public and using such deposits to originate commercial business, commercial real estate, consumer, multi-family, construction loans and residential mortgage loans in its market areas. The Company also invests in investment securities and various types of short term liquid assets.

     On October 9, 2003, the Company merged with Aviston Financial Corporation. At the time of the merger, Aviston Financial had approximately $98.0 million in total assets and operated three locations in southwestern Illinois, including its newest office in Fairview Heights, which is

10 miles from downtown St. Louis. Subsequent to the merger, the remaining corporation changed its name to Centrue Financial Corporation. On October 17, 2003, the subsidiary banks were merged to form Centrue Bank, a state-chartered commercial bank. On March 5, 2004, the Company acquired Parish Bank and Trust Company in Momence, Illinois, which was merged into Centrue Bank. At the time of the acquisition, Parish Bank had approximately $21.5 million in total assets. The Company has approximately 178 full time equivalent employees.

FINANCIAL CONDITION

     The Company’s total assets were $612.0 million at March 31, 2004, an increase of $2.8 million or 0.5%, from $609.2 million at December 31, 2003. The increase in total assets was primarily due to the acquisition of Parish Bank, partially offset by repayments on higher rate borrowings and reductions of higher rate certificates of deposit. Fluctuations in asset accounts were represented by an increase in investment securities of $26.7 million, goodwill of $1.0 million, and intangible assets of $728,000. These increases were partially offset by a decrease in cash and cash equivalents of $26.0 million and a decrease in other assets of $1.3 million.

     Cash and cash equivalents decreased $26.0 million or 57.0% to $19.6 million from $45.6 million. Investment securities increased $26.7 million or 30.2% to $115.3 million from $88.6 million. The increase in investment securities and decrease in cash and cash equivalents was primarily a result of the Company repositioning lower yielding liquid investments such as federal funds sold to higher yielding investment securities. This repositioning has already had a positive impact on the Company’s net interest margin.

     Goodwill increased $1.0 million or 8.9% to $12.4 million from $11.4 million. Intangible assets increased $728,000 or 59.2% to $2.0 million from $1.2 million. The increase in goodwill and intangible assets was a result of the acquisition of Parish Bank.

     Other assets decreased $1.3 million or 30.2% to $3.1 million from $4.4 million. The decrease in other assets was primarily due to a decrease in deferred taxes. The decrease in deferred taxes is primarily due to changes in the Company’s tax position as a result of acquisitions and other tax related items through March 31, 2004.

     Deposits increased $13.1 million or 2.7% to $507.5 million from $494.4 million. The increase in deposits was also primarily attributable to the acquisition of Parish Bank. Due to the increase in deposits from Parish Bank, the Company was able to repay higher rate borrowings and reduce high rate certificates of deposit. Borrowings decreased $12.5 million or 23.0% to $41.9 million from $54.4 million. The decrease in borrowings was due to higher rate (4.0%) borrowings that matured late in March, 2004.

     Stockholders’ equity increased $1.0 million or 2.2% to $46.7 million from $45.6 million at December 31, 2003. Equity per share of common stock increased by $0.38 to $17.89 at March 31, 2004 from $17.51 at December 31, 2003.

ASSET QUALITY

     The Company’s asset quality management program, particularly with regard to loans, is designed to analyze potential risk elements and to support the growth of a high quality loan portfolio. The existing loan portfolio is monitored via the Company’s loan rating system. The loan rating system is used to determine the adequacy of the allowance for loan losses. The Company’s loan analysis process proactively identifies, monitors and works with borrowers for whom there are indications of future repayment difficulties. The Company’s lending philosophy is to invest in the communities served by its banking centers so that it can effectively monitor and control credit risk.

     During the first quarter, total nonperforming loans increased $3.8 million due to an increase of loans delinquent 90 days or more and still accruing. The increase was primarily due to one large commercial borrower. This nonperforming loan matured at year end 2003. During the first quarter of 2004, the Company had ongoing negotiations to resolve and extend the maturity but was unable to achieve a satisfactory agreement. The Company has downgraded this relationship to substandard as it appears headed for legal collection action. As of March 31, 2004, the Company does not anticipate a material loss on this nonperforming loan. Management is in various stages of workout or liquidation with the remaining nonperforming loans.

	March 31	December 31
	2004	2003	Change
	(dollars in thousands)
Non-accruing loans	$3,062	$3,248	$(186)
Accruing loans delinquent 90 days or more	6,265	2,232	4,033

Total nonperforming loans	9,327	5,480	3,847
Foreclosed assets	634	319	315
Troubled debt restructuring	47	281	(234)

Total nonperforming assets	$10,008	$6,080	$3,928

Allowance for loan losses to nonperforming loans	82.86%	136.34%
Nonperforming loans to total loans	2.15%	1.26%
Nonperforming assets to total loans and foreclosed property	2.30%	1.40%
Nonperforming assets to total assets	1.64%	1.00%

     One measure of the adequacy of the allowance for loan losses is the ratio of the allowance for loan losses to total loans. The ratio of the allowance for loan losses to total loans was 1.78% and 1.72% at March 31, 2004 and December 31, 2003, respectively. The ratio of the allowance for loan losses to non-performing loans decreased to 82.9% as of March 31, 2004 compared to 136.3% at December 31, 2003. The decrease in this ratio, which excludes foreclosed assets and restructured troubled debt, was the result of the increase of $3.8 million of nonperforming loans.

     Total classified loans at March 31, 2004 decreased to $24.7 million compared to $25.1 million at December 31, 2003. During 2003, the Company adopted a new loan policy and implemented new loan approval, documentation and monitoring processes. The Company also recruited and employed an experienced commercial lending team including three new regional presidents, each of whom is an experienced commercial lender, as well as two other seasoned commercial lenders. These initiatives have already had a positive impact on the monitoring of the loan portfolio. The Company will continue to attempt to improve the loan monitoring processes.

     The Company recognized charge offs in the amount of $199,000 during the first quarter of 2004 and had no chargeoffs during the first quarter of 2003. No recoveries were recorded for either period. The provision for loan losses totaled $300,000 and $66,000 during the first quarters of 2004 and 2003. In addition, the Company acquired $156,000 of allowance for loan losses with the Parish acquisition.

     The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Management’s methodology to determine the adequacy of the allowance for loan losses considers specific credit reviews, past loan loss experience, current economic conditions and trends, and the volume, growth and composition of the loan portfolio. Based upon the Company’s quarterly analysis of the adequacy of the allowance for loan losses, considering remaining collateral of loans with more than a normal degree of risk, historical loan loss percentages and economic conditions, it is management’s belief that the allowance for loan losses at March 31, 2004 was adequate. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

     Each credit on the Company’s internal loan “watch list” is evaluated periodically to estimate potential losses. In addition, minimum loss estimates for each category of watch list credits are provided for based on management’s judgment which considers past loan loss experience and other factors. For installment and real estate mortgage loans, specific allocations are based on past loss experience adjusted for recent portfolio growth and economic trends. The total of the estimated loss exposure resulting from the analysis is considered the allocated portion of the allowance for loan losses. The amounts specifically provided for individual loans and pools of loans are supplemented by an unallocated portion of the allowance for loan losses. This unallocated amount is determined based on management’s judgment which considers, among other things, the risk of error in the specific allocations, other potential exposure in the loan portfolio, economic conditions and trends, and other factors.

     The allowance for loan losses is charged when management determines that the prospects of recovery of the principal of a loan have significantly diminished. Subsequent recoveries, if any, are credited to the allowance for loan losses. Credit card loans are charged off at the earliest of notice of bankruptcy, when at least 120 days past due, or when otherwise deemed to be uncollectible. All other installment loans that are 90 to 120 days past due are charged off monthly unless the loans are insured for credit loss or where scheduled payments are being received. Real estate mortgage loans are written down to fair value upon foreclosure. Commercial and other loan charge-offs are made based on management’s on-going evaluation of non-performing loans.

CRITICAL ACCOUNTING POLICIES

     In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in preparing its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the following discussion, including the allowance for loan losses, goodwill, and mortgage servicing rights, addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     Allowance for Loan Losses – The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses. The allowance is based upon past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating loan losses. The evaluation includes a review of all loans on which full collectibility may not be reasonably assured. Other factors considered by management include the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and historical losses on each portfolio category. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties, which collateralize loans. Management believes it uses the best information available to make such determinations. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected. While the Company believes it has established its existing allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Bank’s loan portfolio, will not request an increase in the allowance for loan losses. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary if loan quality deteriorates.

     Goodwill – Costs in excess of the estimated fair value of identified net assets acquired through purchase transactions are recorded as an asset by the Company. The Company performs an annual impairment assessment as of September 30. No impairment of goodwill has been identified as a result of these tests. In making these impairment assessments, management must make subjective assumptions regarding the fair value of the Company’s assets and liabilities. It is possible that these judgments may change over time as market conditions or Company strategies change, and these changes may cause the Company to record impairment charges to adjust the goodwill to its estimated fair value.

     Mortgage Servicing Rights – The Company recognizes as a separate asset the rights to service mortgage loans for others. The value of mortgage servicing rights is amortized in relation to the servicing revenue expected to be earned. Mortgage servicing rights are periodically evaluated for impairment based upon the fair value of those rights. Estimating the fair value of the mortgage servicing rights involves judgment, particularly of estimated prepayments speeds of the underlying mortgages serviced. Net income could be affected if management’s assumptions and estimates differ from actual prepayments.

     The above listing is not intended to be a comprehensive list of all the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003

     For the three months ended March 31, 2004, net income decreased $525,000 to $845,000 from $1.4 million for the three months ended March 31, 2003. The decrease in net income was primarily due to the $478,000 gain on sale of the Company’s Hoopeston branch that was recorded during the first quarter of 2003. Also affecting net income were increases in the provision for loan losses of $234,000 and in noninterest expenses of $640,000, which were partially offset by an increase in net interest income of $582,000 and a decrease in income tax expense of $259,000.

     Net interest income for the quarter increased $582,000 or 14.6% to $4.6 million, from $4.0 million in 2003. Interest income increased by $32,000 or 0.4% and interest expense decreased by $550,000 or 16.5%. Net interest margin increased to 3.32% compared to 3.28% for 2003. The increase in the net interest margin was primarily a result of the Company’s effort to replace lower earning assets, such as federal funds sold, with higher yielding loans and tax-advantaged investments. In addition, the Company decreased rates on deposit accounts to be more in line with local competition and repaid certain high rate borrowings. With the decrease in interest rates during the quarter, the Company has lowered the cost of funds for deposits and borrowings.

	TABLE I
	NET INTEREST INCOME ANALYSIS (UNAUDITED)
	CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY
	Three Months Ended March 31,
	2004			2003
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (3)	$430,213	$6,315	5.93%	$371,992	$6,211	6.77%
Investments securities (2) (3)	94,588	976	4.13%	81,038	975	4.88%
Other interest-earning assets	33,658	75	0.90%	37,017	103	1.13%
FHLB stock	3,323	57	6.81%	2,789	44	6.40%

Total interest-earning assets	561,782	7,423	5.33%	492,836	7,333	6.03%
Other assets	49,038			41,861

Total assets	$610,820			$534,697

Interest-bearing liabilities:
Certificate accounts	$272,039	1,759	2.60%	$245,966	2,074	3.42%
Savings deposits	87,635	147	0.68%	73,709	231	1.27%
Demand and NOW deposits	87,441	193	0.89%	79,646	309	1.57%
Borrowings	62,586	693	4.51%	65,950	728	4.48%

Total interest-bearing liabilities	509,701	2,792	2.21%	465,271	3,342	2.91%
Non-interest bearing demand deposits	50,368			27,683
Other liabilities	4,662			4,387

Total liabilities	564,731			497,341
Stockholders’ equity	46,089			37,356

Total liabilities and stockholders’ equity	$610,820			$534,697

Net interest income		$4,631			$3,991

Net interest rate spread			3.12%			3.12%
Net earning assets	$52,081			$27,565

Net yield on average interest-earning assets (net interest margin)			3.32%			3.28%
Average interest-earning assets to average interest-bearing liabilities		110.22%			99.98%

(1)	Calculated including loans held for sale, and net of deferred loan fees, loan discounts, loans in process and the allowance for losses on loans.

(2)	Calculated including investment securities available-for-sale and certificates of deposit.

(3)	Presented on a fully tax-equivalent basis, assuming a tax rate of 34%.

     Interest income increased $32,000, to $7.4 million. The increase was primarily attributable to an increase in average earning assets, partially offset by a decrease in interest rates. Average earning assets increased $68.9 million to $561.7 million from $492.8 million in 2003. The average tax equivalent rate earned on earning assets decreased 70 basis points to 5.33% from 6.03%. The increase in the average balance of interest-earning assets was primarily due to earning assets acquired in the Aviston Financial and Parish Bank acquisitions, partially offset by the first quarter of 2003 sale of the Hoopeston branch. The decrease in the yield earned on interest-earning assets was the result of the gradual repricing of loans and investments to lower interest rates throughout 2003 and the first quarter of 2004.

     Interest expense decreased $550,000 to $2.8 million from $3.3 million in 2003. The decrease was primarily attributable to a decrease in the rate paid on average interest bearing liabilities, partially offset by an increase in the average balance of interest bearing liabilities. Average interest-bearing liabilities increased $44.4 million to $509.7 million from $465.3 million. The rate paid on interest bearing liabilities decreased 71 basis points to 2.21% from 2.91% in 2003. The increase in average interest-bearing liabilities was primarily attributable to interest-bearing liabilities assumed in the Aviston Financial and Parish Bank acquisitions, partially offset by the sale of the Hoopeston branch as well as the repayment of borrowed funds. The decrease in the average yield on interest-bearing liabilities resulted from decreasing market interest rates and continuing improvement in the deposit mix, with a lower ratio of certificate of deposit accounts.

     The provision for loan losses increased $234,000 to $300,000 from $66,000 in 2003. The increase in the provision for loan losses was primarily due to the Company’s efforts to properly identify potential loan losses when they occur. Several initiatives to more effectively monitor the risk involved in the loan portfolio were put in place during the latter part of 2003 and have continued in 2004. The amount of the provision for losses on loans is determined through regular review of the various elements of the loan portfolio, and by a review of overall adequacy, based on circumstances and factors known at the time of the review.

     Noninterest income decreased $492,000 to $1.2 million from $1.7 million in 2003. The decrease was primarily attributable to a decrease in the gain on the sale of the Hoopeston branch of $478,000 and a decrease in gain on sale of loans of $276,000, partially offset by an increase in fee income of $259,000. The decrease in gain on sale of loans was primarily due to a high volume of refinancings that occurred during the first quarter of 2003. Due to the rate structure in early 2004 and the large amount of loans that refinanced during 2002 and 2003, the amount of refinancings has greatly decreased and the majority of the gain on loans sold in the first quarter of 2004 was primarily attributable to new loans. It would appear that the gain on sale of loans during the remainder of 2004 will be significantly less than 2003 or 2002. The increase in fee income was partially due to an increase in fees assessed on customer accounts and transactions to better reflect the competitive environment.

     Noninterest expenses increased $640,000 to $4.3 million from $3.7 million in 2003. The increase was primarily due to an increase in compensation and benefits of $355,000 and furniture and equipment of $159,000. Compensation and benefits and furniture and equipment increased primarily due to the addition of personnel and branches that were added due to the merger with Aviston Financial in the fourth quarter of 2003, the opening of three new offices, Parish Bank personnel added in the beginning of March 2004, as well as the amortization of restricted stock awards that were awarded in late 2003.

     Income tax expense decreased $259,000 to $368,000 from $627,000 in 2003. The effective income tax rate decreased to 30.3% from 31.4%. The decrease in the effective rate was primarily due to an increase in tax-exempt income from municipal securities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a certain level of cash and other liquid assets to fund normal volumes of loan commitments, deposit withdrawals and other obligations. The following table summarizes significant contractual obligations and other commitments at March 31, 2004 (in thousands):

			Junior (1)
			Subordinated Debt
			Owed to
	Time		Unconsolidated
Years Ended December 31,	Deposits	Borrowings (1)	Trusts	Total
2004	$122,595	$17,488	—	$140,083
2005	116,733	14,723	—	131,456
2006	10,284	8,342	—	18,626
2007	9,158	450	$10,000	19,608
2008 and thereafter	10,594	905	—	11,499

Total	$269,364	$41,908	$10,000	$321,272

Financial instruments whose contract amounts represent credit risk:
Commitment to originate loans				$14,454
Commitments to extend credit				46,135
Standby letters of credit				2,210

Total				$62,799

(1)	Fixed rate callable borrowings are included in the period of their modified duration rather than in the period in which they are due. Borrowings include fixed rate callable advances of $5.0 million maturing in 2008 and $4.0 million maturing in 2011. Junior subordinated debt owed to unconsolidated trusts mature in 2032 but are callable in 2007.

     The Company’s most liquid assets are cash, cash in banks and highly liquid, short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At March 31, 2004 and December 31, 2003, these liquid assets totaled $19.6 million and $45.6 million, respectively. Securities available-for-sale may also be utilized to meet liquidity needs. The level of liquid assets at December 31, 2003 was higher than usual due to a number of factors, including sales of loans and higher than expected prepayments on loans and investment securities.

     Liquidity management for the Company is both a daily and long-term function of the Company’s management strategy. Excess funds are generally invested in short-term investments such as federal funds. In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available, including FHLB advances. At March 31, 2004, the Company had outstanding borrowings totaling $41.9 million, of which $29.9 were advances from the FHLB, $9.2 were funds from securities sold under agreement to repurchase, and $2.8 million were funds from notes payable.

     At March 31, 2004, the Company had outstanding commitments to originate mortgage loans of $14.5 million, of which 88% were at fixed interest rates. These commitments provided that the loans would be secured by properties located, for the most part, in the Company’s primary market areas. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit that were scheduled to mature by December 31, 2004, totaled $122.6 million. Based upon the historically stable nature of the Company’s deposit base, management believes that a significant portion of such deposits will remain with the Company. The Company also had unused lines of credit provided to customers of $46.1 million at March 31, 2004.

     The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined by the regulations) to average assets (as defined) and Total and Tier I capital (as defined) to risk-weighted assets (as defined). Management believes, as of March 31, 2004, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

     As of March 31, 2004, the most recent notification from the Bank’s primary regulators, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2004
Tier 1 Capital to Average Assets
Centrue Financial	40,905	6.86%	23,855	4.00%	N/A
Centrue Bank	42,948	7.22%	23,807	4.00%	29,759	5.00%
Tier I Capital to Risk Weighted Assets
Centrue Financial	40,905	10.36%	15,788	4.00%	N/A
Centrue Bank	42,948	10.91%	15,740	4.00%	23,610	6.00%
Total Capital to Risk Weighted Assets
Centrue Financial	45,839	11.61%	31,576	8.00%	N/A
Centrue Bank	47,911	12.18%	31,480	8.00%	39,350	10.00%
As of December 31, 2003
Tier 1 Capital to Average Assets
Centrue Financial	41,893	7.26%	23,090	4.00%	N/A
Centrue Bank	43,944	7.63%	23,038	4.00%	28,797	5.00%
Tier I Capital to Risk Weighted Assets
Centrue Financial	41,893	9.90%	16,925	4.00%	N/A
Centrue Bank	43,944	10.46%	16,802	4.00%	25,203	6.00%
Total Capital to Risk Weighted Assets
Centrue Financial	47,173	11.14%	33,850	8.00%	N/A
Centrue Bank	49,201	11.71%	33,604	8.00%	42,006	10.00%

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

ASSET/LIABILITY MANAGEMENT

     In an attempt to manage its exposure to changes in interest rates, management closely monitors the Company’s interest rate risk. The Bank has a funds management committee, which meets monthly and reviews the Bank’s interest rate risk position and evaluates its current asset/liability pricing and strategies. This committee adjusts pricing and strategies as needed and makes recommendations to the Bank’s board of directors regarding significant changes in strategy. In addition, on a quarterly basis the board reviews the Bank’s asset/liability position, including simulations of the effect on the Bank’s capital of various interest rate scenarios.

     In managing its asset/liability mix, the Company, at times, depending on the relationship between long-term and short-term interest rates, market conditions and consumer preferences, may place somewhat greater emphasis on maximizing its net interest margin than on better matching the interest rate sensitivity of its assets and liabilities in an effort to improve its net income. While the Company does have some exposure to changing interest rates, management believes that the Company is positioned to protect earnings throughout changing interest rate environments.

     The Company currently does not enter into derivative financial instruments, including futures, forwards, interest rate risk swaps, option contracts, or other financial instruments with similar characteristics. However, the Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers such as commitments to extend credit and letters of credit. Commitments to extend credit and letters of credit are not recorded as an asset by the Company until the commitment is accepted and funded or the letter of credit is exercised.

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

     The following table presents the Bank’s EVE ratios for the various rate change levels at March 31, 2004 and December 31, 2003:

	EVE Ratios
	March 31,	December 31,
Changes in Interest Rates	2004	2003
300 basis point rise	7.51%	7.87%
200 basis point rise	7.51%	7.94%
100 basis point rise	7.62%	8.13%
Base rate scenario	7.01%	7.45%
100 basis point decline	5.57%	6.08%

     The preceding table indicates that in the event of an immediate and permanent increase in prevailing market interest rates, the Bank’s EVE ratio, would be expected to increase and that in the event of an immediate and permanent decrease in prevailing market interest rates, the Bank’s EVE ratio would be expected to decrease.

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

     The EVE ratio is calculated by the Company’s fixed income investment advisor, and reviewed by management, on a quarterly basis utilizing information about the Company’s assets, liabilities and off-balance sheet items, which is provided by the Company. The calculation is designed to estimate the effects of hypothetical rate changes on the EVE, utilizing projected cash flows, and is based on numerous assumptions, including relative levels of market interest rates, loan prepayment speeds and deposit decay rates. Actual changes in the EVE, in the event of market interest rate changes of the type and magnitude used in the calculation, could differ significantly. Additionally, the calculation does not account for possible actions taken by Funds Management to mitigate the adverse effects of changes in market interest rates.

ITEM 4. Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, Chief Financial Officer and Corporate Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2004. Based on that evaluation, the Company’s management, including the Chief Executive Officer, Chief Financial Officer and Corporate Controller, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

CENTRUE FINANCIAL CORPORATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company or the Bank is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

An Annual Meeting of Stockholders of the Company was held on April 23, 2004. At the meeting, stockholders voted to approve the election of Michael A. Griffith as a director of the Company. Michael J. Hejna will continue to serve as a director until 2005 and Thomas A. Daiber, Mark L. Smith and Wesley E. Walker will continue to serve as directors until 2006. An amendment to increase the number of shares in the Company’s 2003 Stock Incentive Plan was approved. Stockholders also voted to approve the appointment of McGladrey & Pullen LLP as the Company’s auditors for the year ending December 31, 2004.

The matters approved by stockholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

1.	For the election of one (1) director of the Company:

NOMINEE: Michael A. Griffith

FOR	WITHHELD
2,105,906	246,137

2.	To approve an amendment to Centrue Financial Corporation’s 2003 Stock Incentive Plan.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
1,302,230	231,925	118,288	699,600

3.	To approve the appointment of McGladrey & Pullen LLP as the Company’s auditors for the year ending December 31, 2004.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
2,224,858	26,240	100,945	0

Item 5. Other Information

             None

Item 6. Exhibits and Reports on Form 8-K

             a. Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.3	Certification of Corporate Controller Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Corporate Controller Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             b. Reports on Form 8-K

On February 23, 2004, the Company filed a report on Form 8-K pursuant to Item 11 announcing a blackout period for executive officers and directors from March 22, 2004 to April 22, 2004 as a result of the merger of the assets of the Centrue Employee Stock Ownership Plan and the Centrue Bank 401(k) Savings Plan.

On March 12, 2004, the Company filed a report on Form 8-K pursuant to Item 5 announcing that the Company completed the merger with Parish Bank and Trust Company and pursuant to Item 12 disclosing its financial results for the quarter and year ended December 31, 2003.

On April 28, 2004, the Company filed a report on Form 8-K pursuant to Item 12 disclosing its financial results for the quarter ended March 31, 2004.

CENTRUE FINANCIAL CORPORATION

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRUE FINANCIAL CORPORATION Registrant
Date: May 12, 2004	/s/ THOMAS A. DAIBER

President and Chief Executive Officer

Date: May 12, 2004	/s/ JAMES M. LINDSTROM

Chief Financial Officer and
Senior Vice President

Date: May 12, 2004	/s/ JOHN A. BETTS

Vice President and
Corporate Controller