Form 10-Q
period 2004-06-30
CENTRUE FINANCIAL CORP
filed 2004-08-13
CIK 891523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2004.

or

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From __________ to __________.

Commission File Number 1-13676

CENTRUE FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-3846489

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

310 South Schuyler Avenue, Kankakee, Illinois	60901

(Address of Principal Executive Offices)	(Zip Code)

(815) 937-4440

(Registrant’s telephone number, including area code)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of August 11, 2004, there were 2,500,116 issued and outstanding shares of the Issuer’s common stock.

CENTRUE FINANCIAL CORPORATION

PART I. - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

	June 30	December 31
	2004	2003
	(dollars in thousands)
Assets
Cash and due from banks	$10,536	$13,558
Interest bearing due from banks and other	1,712	14,831
Federal funds sold	—	17,216

Cash and cash equivalents	12,248	45,605
Certificates of Deposit	248	50
Investment Securities:
Available-for-sale, at fair value	112,627	87,712
Held-to-maturity, (fair value: $681 and $912)	681	892
Loans, net of allowance for loan losses of ($7,626 and $7,471)	435,493	425,840
Loans held for sale	724	—
Premises and equipment	16,975	17,113
Goodwill	12,446	11,433
Life insurance contracts	8,951	8,752
Non-marketable equity securities	4,106	3,298
Accrued interest receivable	2,710	2,552
Intangible assets	1,896	1,229
Real estate held for sale	681	319
Other assets	4,136	4,413

Total Assets	$613,922	$609,208

Liabilities
Deposits:
Noninterest bearing	$50,864	$42,400
Interest bearing	450,172	451,952

Total Deposits	501,036	494,352
Borrowings	43,562	54,396
Junior subordinated debt owed to unconsolidated trusts	20,000	10,000
Other liabilities	5,513	4,817

Total Liabilities	570,111	563,565
Stockholders’ Equity
Preferred stock, $.01 par value – 500,000 shares authorized and unissued	—	—
Common stock, $.01 par value – 5,500,000 authorized; 4,200,300 shares issued	42	42
Additional paid-in capital	28,952	28,929
Retained income, partially restricted	41,064	39,231
Accumulated other comprehensive income (loss)	(501)	1,088
Unearned restricted stock (26,400 and 27,800 shares)	(673)	(820)
Treasury stock, (1,672,484 and 1,594,278 shares), at cost	(25,073)	(22,827)

Total Stockholders’ Equity	43,811	45,643

Total Liabilities and Stockholders’ Equity	$613,922	$609,208

See the accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
		(dollars in thousands, except per share data)
Interest and dividend income:
Loans	$6,144	$5,621	$12,438	$11,832
Investments	1,059	806	1,999	1,781
Deposits with banks and other	18	137	94	240
FHLB stock dividends	52	77	108	121

Total interest and dividend income	7,273	6,641	14,639	13,974
Interest expense:
Deposits	1,918	2,321	4,017	4,935
Borrowings	467	522	1,048	1,110
Junior subordinated debt owed to unconsolidated trusts	218	136	331	276

Total interest expense	2,603	2,979	5,396	6,321

Net interest income	4,670	3,662	9,243	7,653
Provision for loan losses	300	3,683	600	3,749

Net interest income (loss) after provision for loan losses	4,370	(21)	8,643	3,904
Noninterest income:
Fee income	990	392	1,881	1,024
Net gain on sale of securities	—	—	89	—
Net gain on sale of real estate held for sale	46	6	39	32
Net gain on sale of loans	317	480	423	862
Gain on sale of branch	—	—	—	478
Increase in cash surrender value of life Insurance contracts	99	116	199	228
Other	51	122	121	233

Total noninterest income	1,503	1,116	2,752	2,857
Noninterest expense:
Compensation and benefits	2,134	1,894	4,397	3,803
Occupancy, net	325	312	720	651
Furniture and equipment	354	208	689	384
Advertising	57	89	121	195
Data processing	137	105	300	237
Telephone and postage	152	132	281	270
Amortization of intangibles	61	34	107	72
Legal and professional fees	166	204	402	420
Other	761	623	1,439	1,238

Total noninterest expense	4,147	3,601	8,456	7,270

Income (loss) before income taxes	1,726	(2,506)	2,939	(509)
Income tax expense (benefit)	544	(1,003)	911	(377)

Net income (loss)	$1,182	$(1,503)	$2,028	$(132)

Other comprehensive loss:
Change in unrealized gains or losses on available for sale securities, net of related income taxes	(1,843)	(95)	(1,530)	(264)
Less: reclassification adjustment for gains included in net income net of related income taxes	—	—	59	—

Other comprehensive loss	(1,843)	(95)	(1,589)	(264)

Comprehensive income (loss)	$(661)	$(1,598)	$439	$(396)

Basic earnings (loss) per share	$0.47	$(0.81)	$0.79	$(0.06)
Diluted earnings (loss) per share	$0.46	$(0.80)	$0.79	$(0.06)
Dividends per share	—	$0.075	$0.075	$0.15

See the accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

	Six Months Ended
	June 30
	2004	2003
	(dollars in thousands)
Operating activities
Net income	$2,028	$(132)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	3,749
Depreciation and amortization	850	515
Net amortization on investments	(171)	64
Amortization of intangibles	107	72
Deferred income taxes	818	—
Origination of loans held for sale	(14,923)	(31,969)
Proceeds from sales of loans held for sale	14,622	32,475
Gain on sale of loans	(423)	(862)
Gain on sale of securities	(89)	—
Gain on sale of real estate held for sale	(39)	(32)
Gain on sale of branch	—	(478)
Compensation expense for restricted stock	147	—
Increase in cash surrender value of life insurance contracts	(199)	(228)
Federal Home Loan Bank stock dividends	(108)	(121)
Changes in:
Accrued interest receivable	(54)	604
Other assets and other liabilities, net	584	(2,146)

Net cash provided by operating activities	3,750	1,511
Investing activities
Proceeds from maturities of certificates of deposit	100	—
Purchases of available for sale securities	(40,460)	(10,666)
Proceeds from sales of available for sale securities	3,948	—
Proceeds from maturities of available for sale securities	18,132	27,860
Proceeds from maturities of held-to-maturity securities	211	175
Proceeds from sales of real estate held for sale	196	241
Cash paid for branch sale	—	(12,315)
Purchase of Parish Bank and Trust Company, net	38	—
Net (increase) decrease in loans	(3,430)	30,483
Purchases of bank premises and equipment	(443)	(4,038)

Net cash (used in) provided by investing activities	(21,709)	31,740
Financing activities
Net increase (decrease) in deposits	(11,840)	12,968
Proceeds from borrowings	2,100	800
Repayments of borrowings	(12,934)	(11,800)
Proceeds from issuance of junior subordinated debt owed to unconsolidated trusts	9,695	—
Proceeds from exercise of stock options	94	—
Dividends paid	(195)	(315)
Purchase of treasury stock	(2,317)	(9,308)

Net cash used in financing activities	(15,398)	(7,655)

Net increase (decrease) in cash and cash equivalents	(33,357)	25,596
Cash and cash equivalents – beginning of year	45,605	47,426

Cash and cash equivalents – end of period	$12,248	$73,022

	Six Months Ended
	June 30
	2004	2003
	(dollars in thousands)
Supplemental disclosure of cash flow information
Interest paid	$5,513	$6,483
Income taxes paid	1,290	1,254
Real estate acquired in settlement of loans	519	106
Sale of branch:
Assets disposed:
Loans		$(6,370)
Interest receivable		(24)
Premises and equipment		(165)
Other assets		(197)
Liabilities assumed by buyer:
Demand deposits		2,162
Certificates of deposit		17,243
Other liabilities		144
Gain on sale of branch		(478)

Cash paid		$12,315

Acquisition of Parish Bank and Trust Company:
Assets acquired:
Certificates of Deposit	$(298)
Investments	(8,616)
Loans, net	(7,342)
Interest receivable	(104)
Premises and equipment	(269)
Goodwill	(1,013)
Intangibles	(774)
Other assets	(157)
Liabilities assumed:
Non-interest bearing deposits	5,462
Interest-bearing deposits	13,062
Other liabilities	87

Cash received, net of cash paid	$38

See the accompanying notes to consolidated financial statements.

CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2004

Note 1 - Basis of Presentation

     The consolidated financial statements of Centrue Financial Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The December 31, 2003 balance sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report for the Company on Form 10-K for the year ended December 31, 2003.

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

     Certain 2003 amounts have been reclassified where appropriate to conform to the consolidated financial statement presentation used in 2004 with no effect on previously reported net income or stockholders’ equity.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
		(dollars in thousands, except per share data)
Net income (loss), as reported	$1,182	$(1,503)	$2,028	$(132)
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	185	157	224	157

Pro forma net income (loss)	$997	$(1,660)	$1,804	$(289)

Earnings (loss) per share:
Basic – as reported	$0.47	$(0.81)	0.79	$(0.06)
Basic – pro forma	0.39	(0.89)	0.70	(0.15)
Diluted – as reported	0.46	(0.80)	0.79	(0.06)
Diluted – pro forma	0.39	(0.88)	0.70	(0.15)

Note 2 – Common Stock Split

     On October 30, 2003, the Company issued 1,282,761 additional shares to affect a 2-for-1 common stock split. All share and per share amounts have been retroactively adjusted for this split as if it occurred on January 1, 2003.

Note 3 – Earnings (Loss) Per Share

     Basic earnings (loss) per share of common stock have been determined by dividing net income (loss) for the period by the average number of shares of common stock outstanding. Diluted earnings (loss) per share of common stock have been determined by dividing net income (loss) for the period by the average number of shares of common stock and common stock equivalents outstanding. Average unearned restricted stock shares have been excluded from common shares outstanding for both basic and diluted earnings per share. Common stock equivalents assume exercise of stock options, and the purchase of treasury stock with the option proceeds at the average market price for the period (when dilutive). The Company has an incentive stock option plan for the benefit of directors, officers and employees. Diluted earnings per share have been determined considering the stock options granted, net of stock options which have been exercised.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
		(dollars in thousands, except share and per share data)
Basic
Net Income (loss)	$1,182	$(1,503)	$2,028	$(132)

Average common shares outstanding	2,536,965	1,865,222	2,558,500	1,999,032

Net income (loss) per common share – basic	$0.47	$(0.81)	$0.79	$(0.06)

Diluted
Net Income (loss)	$1,182	$(1,503)	$2,028	$(132)

Average common shares outstanding	2,536,965	1,865,222	2,558,500	1,999,032
Dilutive potential due to stock options	8,240	4,328	8,968	2,704

Average common shares outstanding	2,545,205	1,869,550	2,567,468	2,001,736

Net income (loss) per common share – diluted	$0.46	$(0.80)	$0.79	$(0.06)

Note 4 – Acquisition of Parish Bank and Trust Company

     On March 5, 2004, the Company acquired for cash all of the outstanding shares of Parish Bank and Trust Company (“Parish Bank”) for a total cost of $4.5 million. The acquisition was accounted for using the purchase method of accounting. As such, the results of operations of the acquired entity are excluded from the consolidated financial statements of income for the periods prior to the acquisition date. The purchase price has been allocated based on the fair values at the date of acquisition. This allocation resulted in intangible assets of $774,000 and goodwill of $1.0 million. The intangible assets are being amortized over ten years. At closing, Parish Bank had assets of $21.5 million, including $7.3 million of loans, deposits of $18.5 million and stockholders’ equity of $2.9 million. This acquisition was not considered material to the Company as a whole and therefore, proforma information is not included.

Note 5 – Adoption of FASB Interpretation No. 46

     The Company adopted FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003) in connection with its consolidated financial statements for the quarter and six-months ended June 30, 2004. FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The implementation of FIN 46, as revised, required the Company to de-consolidate its investment in Kankakee Capital Trust I as of January 1, 2004, because the Company is not the primary beneficiary. The Company’s prior financial statements were not reclassified to de-

consolidate the Company’s investment in the Trust. There was no impact on shareholders equity or net income upon adoption of the standard.

Note 6 – Junior Subordinated Debt Owed to Unconsolidated Trusts

     The Company issued $10.0 million each in April 2002 and April 2004 of cumulative trust preferred securities through newly formed special-purpose trusts, Kankakee Capital Trust I (Trust I) and Centrue Statutory Trust II (Trust II). The proceeds of the offerings were invested by the trusts in junior subordinated deferrable interest debentures of Trust I and Trust II. Trust I and Trust II are wholly-owned unconsolidated subsidiaries of the Company, and their sole assets are the junior subordinated deferrable interest debentures. Distributions are cumulative and are payable quarterly at a variable rate of 3.70% and 2.65% over the LIBOR rate, respectively, (at a rate of 5.07% and 4.20% at June 30, 2004) per annum of the stated liquidation amount of $1,000 per preferred security. Interest expense on the trust preferred securities was $218,000 and $136,000 for the three months ended June 30, 2004 and 2003, and $331,000 and $276,000 for the six months ended June 30, 2004 and 2003, respectively. The obligations of the trusts are fully and unconditionally guaranteed, on a subordinated basis, by the Company. The trust preferred securities for Trust I are mandatorily redeemable upon the maturity of the debentures on April 7, 2032, or to the extent of any earlier redemption of any debentures by the Company, and are callable beginning April 7, 2007. The trust preferred securities for Trust II are mandatorily redeemable upon the maturity of the debentures on April 22, 2034, or to the extent of any earlier redemption of any debentures by the Company, and are callable beginning April 22, 2009. Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s capital stock. For regulatory purposes, the trust preferred securities qualify as Tier I capital subject to certain provisions.

     On May 6, 2004, the Board of Governors of the Federal Reserve System issued a Notice of Proposed Rulemaking in which it proposed to allow the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter standards. The Federal Reserve is proposing to limit the aggregate amount of a bank holding company’s cumulative perpetual preferred stock, trust preferred securities and other minority interests to 25% of a company’s core capital elements, net of goodwill. Current regulations do not require the deduction of goodwill. The proposal also provides that amounts of qualifying trust preferred securities and certain minority interests in excess of the 25% limit may be included in Tier 2 capital but would be limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. The proposal provides a three-year transition period for bank holding companies to meet these quantitative limitations. At this time, it is not possible to predict the impact that this proposal would have on the Company.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     The Company serves the financial needs of families and local businesses in its primary market areas through its main banking office at 310 South Schuyler Avenue, Kankakee, Illinois and nineteen branch offices. The Company’s market areas include central and southern Illinois, western Indiana and the metropolitan St. Louis, Missouri markets. The Company’s business involves attracting deposits from the general public and using such deposits to originate commercial business, commercial real estate, consumer, multi-family, construction and residential mortgage loans in its market areas. The Company also invests in investment securities and various types of short term liquid assets.

     On October 9, 2003, the Company merged with Aviston Financial Corporation. At the time of the merger, Aviston Financial had approximately $98.0 million in total assets and operated three locations in southwestern Illinois, including its newest office in Fairview Heights, which is 10 miles from downtown St. Louis. Subsequent to the merger, the remaining corporation changed its name to Centrue Financial Corporation. On October 17, 2003, the subsidiary banks were merged to form Centrue Bank, a state-chartered commercial bank. On March 5, 2004, the Company acquired Parish Bank and Trust Company in Momence, Illinois, which was merged into Centrue Bank. At the time of the acquisition, Parish Bank had approximately $21.5 million in total assets. The Company has approximately 168 full time equivalent employees.

FINANCIAL CONDITION

     The Company’s total assets were $613.9 million at June 30, 2004, an increase of $4.7 million or 0.8%, from $609.2 million at December 31, 2003. Fluctuations in asset accounts were represented by an increase in investment securities of $24.7 million, net loans and loans held for sale of $10.4 million, goodwill of $1.0 million, nonmarketable equity securities of $808,000 and intangible assets of $667,000. These increases were partially offset by a decrease in cash and cash equivalents of $33.4 million.

     Cash and cash equivalents decreased $33.4 million or 73.1% to $12.2 million from $45.6 million. Investment securities increased $24.7 million or 27.9% to $113.3 million from $88.6 million. The increase in investment securities and decrease in cash and cash equivalents was primarily as a result of the Company repositioning lower yielding liquid investments such as federal funds sold to higher yielding investment securities. This repositioning has had a positive impact on the Company’s net interest margin.

     Net loans, including loans held for sale increased $10.4 million or 2.4% to $436.2 million from $425.8 million. The increase in loans was primarily due to the Company adding several experienced commercial loan officers in the latter part of 2003 and first part of 2004. The addition of these officers and the Company’s concentration of efforts on growing the commercial loan portfolio has contributed to our increase in loans.

     Goodwill increased $1.0 million or 8.9% to $12.4 million from $11.4 million. Intangible assets increased $667,000 or 54.3% to $1.9 million from $1.2 million. The increase in goodwill and intangible assets was a result of the acquisition of Parish Bank.

     Nonmarketable equity securities increased $808,000 or 24.5% to $4.1 million from $3.3 million. The increase in nonmarketable equity securities was primarily due to the deconsolidation of the Company’s trust preferred securities which resulted in an increase of other assets of $620,000.

     Deposits increased $6.6 million or 1.4% to $501.0 million from $494.4 million. The net increase in deposits was primarily attributable to the acquisition of Parish Bank and was partially offset by a reduction in certificates of deposit as a result of our more disciplined pricing strategy on deposits. The Company used a portion of the funds from the Parish Bank deposits to repay higher rate borrowings and reduce high rate certificates of deposit. Borrowings decreased $10.8 million or 19.9% to $43.6 million from $54.4 million. The decrease in borrowings was due to borrowings (which had a rate of 4%) that matured late in March, 2004.

     Junior subordinated debt owed to unconsolidated trusts (trust preferred securities) increased $10.0 million or 100.0% to $20.0 million from $10.0 million. In April, 2004, the Company issued $10.0 million in trust preferred securities which have been used for repurchases of common stock and other corporate purposes.

     Stockholders’ equity decreased $1.8 million or 4.0% to $43.8 million from $45.6 million at December 31, 2003. Equity per share of common stock decreased by $0.18 to $17.33 at June 30, 2004 from $17.51 at December 31, 2003. The decrease in stockholders’ equity and equity per share was due to the Company repurchasing 80,000 shares of common stock in the second quarter of 2004, at a total cost of $2.2 million.

ASSET QUALITY

     The Company’s asset quality management program, particularly with regard to loans, is designed to analyze potential risk elements and to support the growth of a high quality loan portfolio. The existing loan portfolio is monitored via the Company’s loan rating system. The loan rating system is used to assist in determining the adequacy of the allowance for loan losses. The Company’s loan analysis process allows us to proactively identify, monitor and work with borrowers for whom there are indications of future repayment difficulties. The Company’s lending philosophy is to invest in the communities served by its banking centers so that it can effectively monitor and control credit risk.

     During the second quarter, total nonperforming loans increased $5.6 million due to an increase of non-accrual loans. The increase was primarily due to two large commercial borrowers. The loans to one of these borrowers totaling $2.9 million matured at year end 2003. During the first quarter of 2004, the Company had ongoing negotiations to resolve and extend the maturity but was unable to achieve a satisfactory agreement. During the second quarter of 2004, when negotiations indicated that full collection of principal and interest was questionable, the Company decided to place the loans on nonaccrual status until final resolution. The Company expects a resolution in the second half of 2004 and does not anticipate a material loss. The second borrower has a $2.0 million commercial loan that was previously on the Company’s watch list, although the borrower continued to make payments as agreed. This borrower filed bankruptcy and ceased making loan payments during the second quarter of 2004. Management is in various stages of workout or liquidation with the remaining nonperforming loans.

	June 30	December 31
	2004	2003	Change
	(dollars in thousands)
Non-accruing loans	$9,129	$3,248	$5,881
Accruing loans delinquent 90 days or more	2,000	2,232	(232)

Total nonperforming loans	11,129	5,480	5,649
Foreclosed assets	681	319	362
Troubled debt restructuring	46	281	(235)

Total nonperforming assets	$11,856	$6,080	$5,776

Allowance for loan losses to total loans	1.72%	1.72%
Allowance for loan losses to nonperforming loans	68.52%	136.34%
Nonperforming loans to total loans	2.51%	1.26%
Nonperforming assets to total loans and foreclosed property	2.67%	1.40%
Nonperforming assets to total assets	1.93%	1.00%

     One measure of the adequacy of the allowance for loan losses is the ratio of the allowance for loan losses to total loans. The ratio of the allowance for loan losses to total loans was 1.72% at both June 30, 2004 and December 31, 2003. The ratio of the allowance for loan losses to non-performing loans decreased to 68.5% as of June 30, 2004 compared to 136.3% at December 31, 2003. The decrease in this ratio, which excludes foreclosed assets and restructured troubled debt, was the result of the increase of $5.6 million of nonperforming loans.

     Total classified loans at June 30, 2004 decreased to $21.7 million compared to $25.1 million at December 31, 2003. During 2003, the Company adopted a new loan policy and implemented new loan approval, documentation and monitoring processes. The Company also recruited and employed an experienced commercial lending team including three new regional presidents, each of whom is an experienced commercial lender, as well as three other seasoned commercial lenders. These initiatives have had a positive impact on the monitoring of the loan portfolio. The Company will continue to attempt to improve the loan monitoring processes.

     The Company recognized charge offs in the amount of $508,000 and $707,000 during the second quarter and first six-months of 2004 and $3.1 million for the second quarter and first six-months of 2003. The Company had recoveries of $106,000 for the second quarter and first six-months of 2004 and no recoveries for 2003. The provision for loan losses was $300,000 and $600,000 for the second quarter and first six months of 2004, compared to $3.7 million for the second quarter and first six months of 2003. The provision for loan losses represents management’s judgment of the cost associated with credit risk inherent in the loan portfolio. Factors which influence management’s determination of the provision for loan losses include, among other things, size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, a review of individual loans and historical loan loss experience. The decreases in the provision for loan losses for the quarter and six-month period ending June 30, 2004 compared to the same periods of 2003 were primarily reflective of lower net charge-offs. In addition, the Company acquired $156,000 of allowance for loan losses with the Parish acquisition in the first quarter of 2004.

     The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Management’s methodology to determine the adequacy of the allowance for loan losses considers specific credit reviews, past loan loss experience, current economic conditions and trends, and the volume, growth and composition of the loan portfolio. Based upon the Company’s quarterly analysis of the adequacy of the allowance for loan losses, considering remaining collateral of loans with more than a normal degree of risk, historical loan loss percentages and economic conditions, it is management’s belief that the allowance for loan losses at June 30, 2004 was adequate. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

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

     The allowance for loan losses is charged when management determines that the prospects of recovery of the principal of a loan have significantly diminished. Subsequent recoveries, if any, are credited to the allowance for loan losses. All installment loans that are 90 to 120 days past due are charged off monthly unless the loans are insured for credit loss or where scheduled payments are being received. Real estate mortgage loans are written down to fair value upon foreclosure. Commercial and other loan charge-offs are made based on management’s on-going evaluation of non-performing loans.

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

     Allowance for Loan Losses - The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses. The allowance is based upon past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating loan losses. The evaluation includes a review of all loans on which full collectibility may not be reasonably assured. Other factors considered by management include the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and historical losses on each portfolio category. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties, which collateralize loans. Management believes it uses the best information available to make such determinations. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected. While the Company believes it has established its existing allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Bank’s loan portfolio, will not request an increase in the allowance for loan losses. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary if loan quality deteriorates.

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

RESULTS OF OPERATIONS
SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

For the second quarter ended June 30, 2004, net income increased to $1.2 million from a net loss of $1.5 million for the same period in 2003. Net income for the six-months ended June 30, 2004 increased to $2.0 million from a net loss of $132,000 for the same period in 2003. Return on average assets for the second quarter and first six months of 2004 was 0.77% and 0.67%. Return on average equity for the second quarter and first six months of 2004 was 10.55% and 8.96%, compared to (18.53)% and (0.76)% for 2003.

     The Company’s results for the second quarter of 2004 reflected the impact of a partial reversal of a valuation allowance for mortgage servicing rights of $50,000. The reversal is consistent with internal policies and past practice. The Company also recognized a gain of $127,000 from the sale of its credit card portfolio during the second quarter of 2004.

     The Company’s results for the quarter and six-months ended June 30, 2003, included loan loss provisions in the amount of $3.7 million compared to provisions of $300,000 and $600,000 for the three and six-month periods in 2004. The three months ended June 30, 2003 also included a charge of $281,000, which reflected a decrease in the value of mortgage servicing rights and $225,000 for severance and expenses associated with the termination of employment of three senior executives.

     Net interest income for the three month and six month periods increased $1.0 million and $1.6 million or 27.5% and 20.8% from 2003. Interest income increased by $632,000 and $665,000 for the three month and six month periods. The net interest margin for the second quarter increased to 3.40% compared to 3.09% for 2003. For the six-month periods, the net interest margin increased to 3.36% compared to 3.18% for 2003. The increase in the net interest margin was primarily a result of initiatives that were implemented throughout the first quarter of 2004 and have continued through the second quarter of 2004. Lower earning assets, such as federal funds sold, were replaced with higher yielding loans and tax-advantaged investments. In addition, the Company decreased rates on deposit accounts to be more in line with local competition and repaid some high rate borrowings. With this decrease in interest rates during the quarter, the Company lowered its cost of funds for deposits and borrowings.

TABLE I
NET INTEREST INCOME ANALYSIS (UNAUDITED)
CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

	Three Months Ended June 30,
	2004			2003
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (3)	$438,137	$6,154	5.65%	$354,284	$5,621	6.36%
Investments securities (2) (3)	113,591	1,123	3.98%	71,645	806	4.51%
Other interest-earning assets	6,352	18	1.14%	46,921	137	1.17%
FHLB stock	3,455	52	6.03%	2,839	77	10.88%

Total interest-earning assets	561,535	7,347	5.26%	475,689	6,641	5.60%
Other assets	52,869			42,465

Total assets	$614,404			$518,154

Interest-bearing liabilities:
Certificate accounts	$262,945	1,600	2.45%	$232,301	1,772	3.06%
Savings deposits	93,725	136	0.58%	76,587	244	1.28%
Demand and NOW deposits	95,362	182	0.77%	81,539	305	1.50%
Borrowings	59,332	685	4.64%	58,850	658	4.48%

Total interest-bearing liabilities	511,364	2,603	2.05%	449,277	2,979	2.66%
Non-interest bearing demand deposits	52,751			32,319
Other liabilities	5,357			4,021

Total liabilities	569,472			485,617
Stockholders’ equity	44,932			32,537

Total liabilities and stockholders’ equity	$614,404			$518,154

Net interest income		$4,744			$3,662

Net interest rate spread			3.21%			2.94%
Net earning assets	$50,171			$26,412

Net yield on average interest-earning assets (net interest margin)			3.40%			3.09%
Average interest-earning assets to average interest-bearing liabilities		109.81%			105.88%

(1)	Calculated including loans held for sale, and net of deferred loan fees, loan discounts, loans in process and the allowance for losses on loans.

(2)	Calculated including investment securities available-for-sale and held to maturity and certificates of deposit.

(3)	Presented on a fully tax-equivalent basis, assuming a tax rate of 34%.

     For the second quarter ended June 30, 2004, tax equivalent interest income increased $707,000, to $7.3 million. The increase was primarily attributable to an increase in average earning assets, partially offset by a decrease in interest rates. Average earning assets increased $85.8 million to $561.5 million from $475.7 million in 2003. The average tax equivalent rate earned on earning assets decreased 34 basis points to 5.26% from 5.60%. The increase in the average balance of interest-earning assets was primarily due to earning assets acquired in the Aviston Financial and Parish Bank acquisitions. The decrease in the yield earned on interest-earning assets was the result of the gradual repricing of loans and investments to lower interest rates throughout 2003 and the first two quarters of 2004.

     Interest expense in the second quarter decreased $376,000 to $2.6 million from $3.0 million in 2003. The decrease was primarily attributable to a decrease in the rate paid on average interest bearing liabilities, partially offset by an increase in the average balance of interest bearing liabilities. Average interest-bearing liabilities increased $62.1 million to $511.4 million from $449.3 million. The rate paid on interest bearing liabilities decreased 61 basis points to 2.05% from 2.66% in 2003. The increase in average interest-bearing liabilities was primarily attributable to interest-bearing liabilities assumed in the Aviston Financial and Parish Bank acquisitions. The decrease in the average yield on interest-bearing liabilities resulted from decreasing market interest rates and continuing improvement in the deposit mix, with a significant growth of noninterest deposits and a lower percentage of our deposits consisting of certificate of deposit accounts.

TABLE II
NET INTEREST INCOME ANALYSIS (UNAUDITED)
CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

	Six Months Ended June 30,
	2004			2003
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (3)	$434,175	$12,466	5.77%	$363,360	$11,832	6.57%
Investments securities (2) (3)	104,022	2,099	4.06%	76,164	1,781	4.72%
Other interest-earning assets	20,073	94	0.94%	43,347	240	1.12%
FHLB stock	3,389	108	6.43%	2,813	121	8.67%

Total interest-earning assets	561,659	14,767	5.29%	485,684	13,974	5.80%
Other assets	50,953			42,114

Total assets	$612,612			$527,798

Interest-bearing liabilities:
Certificate accounts	$267,492	3,358	2.52%	$239,745	3,846	3.23%
Savings deposits	90,795	284	0.63%	75,127	474	1.27%
Demand and NOW deposits	91,287	375	0.83%	77,797	615	1.59%
Borrowings	60,960	1,379	4.55%	62,886	1,386	4.44%

Total interest-bearing liabilities	510,534	5,396	2.13%	455,555	6,321	2.80%
Non-interest bearing demand deposits	51,560			32,933
Other liabilities	5,008			4,060

Total liabilities	567,102			492,548
Stockholders’ equity	45,510			35,250

Total liabilities and stockholders’ equity	$612,612			$527,798

Net interest income		$9,371			$7,653

Net interest rate spread			3.16%			3.00%
Net earning assets	$51,125			$30,129

Net yield on average interest-earning assets (net interest margin)			3.36%			3.18%
Average interest-earning assets to average interest-bearing liabilities		110.01%			106.61%

(1)	Calculated including loans held for sale, and net of deferred loan fees, loan discounts, loans in process and the allowance for losses on loans.

(2)	Calculated including investment securities available-for-sale and held to maturity and certificates of deposit.

(3)	Presented on a fully tax-equivalent basis, assuming a tax rate of 34%.

     For the six-months ended June 30, 2004, tax equivalent interest income increased $797,000, to $14.8 million. The increase was primarily attributable to an increase in average earning assets, partially offset by a decrease in interest rates. Average earning assets increased $76.0 million to $561.7 million from $485.7 million in 2003. The average tax equivalent rate earned on earning assets decreased 51 basis points to 5.29% from 5.80%. The increase in the average balance of interest-earning assets was primarily due to earning assets acquired in the Aviston Financial and Parish Bank acquisitions. The decrease in the yield earned on interest-earning assets was the result of the gradual repricing of loans and investments to lower interest rates throughout 2003 and the first six-months of 2004.

     Interest expense during the first half of the year decreased $925,000 to $5.4 million from $6.3 million in 2003. The decrease was primarily attributable to a decrease in the rate paid on average interest bearing liabilities, partially offset by an increase in the average balance of interest bearing liabilities. Average interest-bearing liabilities increased $54.9 million to $510.5 million from $455.6 million. The rate paid on interest bearing liabilities decreased 67 basis points to 2.13% from 2.80% in 2003. The increase in average interest-bearing liabilities was primarily attributable to interest-bearing liabilities assumed in the Aviston Financial and Parish Bank acquisitions. The decrease in the average yield on interest-bearing liabilities resulted from decreasing market interest rates and continuing improvement in the deposit mix, with a significant growth of noninterest deposits and a lower percentage of our deposits consisting of certificate of deposit accounts.

     The provision for loan losses was $300,000 and $600,000 for the second quarter and first six months of 2004, compared to $3.7 million for the second quarter and first six months of 2003. The decrease in the provision for loan losses was primarily due to a decrease in net charge-offs . Several initiatives to more effectively monitor the risk involved in the loan portfolio were put in place during the latter part of 2003 and have continued in 2004. The amount of the provision for losses on loans is determined through regular review of the various elements of the loan portfolio, and by a review of overall adequacy, based on circumstances and factors known at the time of the review.

     Noninterest income was $1.5 million and $2.8 million for the quarter and six-months ended June 30, 2004, compared to $1.1 million and $2.9 million for the same periods in 2003. The increase in noninterest income for the quarter was primarily due to an increase in fee income of $598,000, partially offset by a decrease in net gain on sale of loans of $163,000. The decrease in noninterest income for the six-months ended June 30, 2004 was primarily attributable to the gain on the sale of the Hoopeston branch of $478,000 in 2003 and a decrease in gain on sale of loans of $439,000. The decreases for the six-month period were partially offset by an increase in fee income of $857,000, which included a $50,000 reduction in the valuation allowance for mortgage servicing rights. The decrease in gain on sale of loans for both periods was primarily due to a high volume of refinancings that occurred during the second quarter and first six-months of 2003. Due to the rate structure moving higher in early 2004 and the large amount of loans that refinanced during 2002 and 2003, the amount of refinancings greatly decreased and the majority of the gain on loans sold in the first quarter of 2004 was primarily attributable to new loans. Additionally, during the second quarter of 2004, the Company sold its credit card portfolio and recorded a gain in the amount of $127,000. The decision to sell the credit card portfolio was made due to the cost related to processing the credit card transactions, loan loss exposure to these unsecured loans and the marginal profitability of carrying and servicing the portfolio. The Company will continue to offer credit card services through an affiliation with a third party. This new arrangement will allow the Company to continue to offer credit card services without the risk and cost associated with the credit card loans while sharing in future revenue. The increase in fee income for both periods was partially due to an increase in fees assessed on customer accounts and transactions to better reflect the competitive environment.

     Noninterest expenses were $4.1 million and $8.5 million for the quarter and six-months ended June 30, 2004, compared to $3.6 million and $7.3 million for the same periods in 2003. Compensation and benefits increased $239,000 and $594,000, furniture and equipment expenses increased $146,000 and $305,000, and other expenses increased $135,000 and $201,000 for the second quarter and the six-months ended June 30, 2004, respectively.

Compensation and benefits, furniture and equipment and other expenses increased primarily due to the addition of personnel and branches that were added due to the merger with Aviston Financial in the fourth quarter of 2003, Parish Bank in March 2004 and the opening of three new offices within the last three quarters.

     Income tax expense increased $1.5 million and $1.3 million for the second quarter and six-months ended June 30, 2004 from the same periods in 2003. The increase in income tax expense was due to an increase in income before income taxes from 2003 to 2004.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a certain level of cash and other liquid assets to fund normal volumes of loan commitments, deposit withdrawals and other obligations. The following table summarizes significant contractual obligations and other commitments at June 30, 2004 (in thousands):

			Junior (1)
			Subordinated
			Debt Owed to
	Time		Unconsolidated
Years Ended December 31,	Deposits	Borrowings (1)	Trusts	Total
2004	$83,172	$19,142	—	$102,314
2005	139,563	14,723	—	154,286
2006	11,872	8,342	—	20,214
2007	9,779	450	$10,000	20,229
2008 and thereafter	11,687	905	10,000	22,592

Total	$256,073	$43,562	$20,000	$319,635

Financial instruments whose contract amounts represent credit risk:
Commitment to originate loans				$17,478
Commitments to extend credit				44,624
Standby letters of credit				2,210

Total				$64,312

(1)	Fixed rate callable borrowings are included in the period of their modified duration rather than in the period in which they are due. Borrowings include fixed rate callable advances of $5.0 million maturing in 2008 and $4.0 million maturing in 2011. Junior subordinated debt owed to unconsolidated trusts matures in 2032 and 2034 but is callable in 2007 and 2009.

     The Company’s most liquid assets are cash, cash in banks and highly liquid, short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At June 30, 2004 and December 31, 2003, these liquid assets totaled $12.2 million and $45.6 million. Securities available-for-sale may also be utilized to meet liquidity needs. The level of liquid assets at December 31, 2003 was higher than usual due to a number of factors, including sales of loans and higher than expected prepayments on loans and investment securities.

     Liquidity management for the Company is both a daily and long-term function of the Company’s management strategy. Excess funds are generally invested in short-term investments such as federal funds. In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available, including FHLB advances. At June 30, 2004, the Company had outstanding borrowings totaling $43.6 million, of which $31.6 were advances from the FHLB, $9.2 were funds from securities sold under agreement to repurchase, and $2.8 million were funds from notes payable.

     At June 30, 2004, the Company had outstanding commitments to originate mortgage loans of $17.5 million, of which 91% were at fixed interest rates. These commitments provided that the loans would be secured by properties located, for the most part, in the Company’s primary market areas. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit that were scheduled to mature by December 31, 2004, totaled $83.2 million. Based upon the historically stable nature of the Company’s deposit base, management believes that a significant portion of such deposits will remain with the Company. The Company had unused lines of credit provided to customers of $44.6 million at June 30, 2004. The Company also had a signed contract to construct a facility in Fairview Heights, Illinois for a total cost of approximately $4.3 million.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined by the regulations) to average assets (as defined) and Total and Tier I capital (as defined) to risk-weighted assets (as defined). Management believes, as of June 30, 2004, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

     As of June 30, 2004, the most recent notification from the Bank’s primary regulators, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2004
Tier 1 Capital to Average Assets
Centrue Financial	$44,573	7.42%	$24,030	4.00%	N/A
Centrue Bank	44,484	7.47%	23,822	4.00%	$29,777	5.00%
Tier I Capital to Risk Weighted Assets
Centrue Financial	44,573	11.10%	16,058	4.00%	N/A
Centrue Bank	44,484	11.32%	15,724	4.00%	23,585	6.00%
Total Capital to Risk Weighted Assets
Centrue Financial	54,917	13.68%	32,115	8.00%	N/A
Centrue Bank	49,431	12.58%	31,447	8.00%	39,309	10.00%
As of December 31, 2003
Tier 1 Capital to Average Assets
Centrue Financial	$41,893	7.26%	$23,090	4.00%	N/A
Centrue Bank	43,944	7.63%	23,038	4.00%	$28,797	5.00%
Tier I Capital to Risk Weighted Assets
Centrue Financial	41,893	9.90%	16,925	4.00%	N/A
Centrue Bank	43,944	10.46%	16,802	4.00%	25,203	6.00%
Total Capital to Risk Weighted Assets
Centrue Financial	47,173	11.14%	33,850	8.00%	N/A
Centrue Bank	49,201	11.71%	33,604	8.00%	42,006	10.00%

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

     The following table presents the Bank’s EVE ratios for the various rate change levels at June 30, 2004 and December 31, 2003:

	EVE Ratios
	June 30,	December 31,
Changes in Interest Rates	2004	2003
300 basis point rise	7.35%	7.87%
200 basis point rise	7.59%	7.94%
100 basis point rise	7.76%	8.13%
Base rate scenario	7.40%	7.45%
100 basis point decline	5.86%	6.08%

     The preceding table indicates that in the event of an immediate and permanent increase in prevailing market interest rates, the Bank’s EVE ratio, would be expected to increase in all scenarios other than a 300 basis point rise. In the event of an immediate and permanent decrease in prevailing market interest rates, the Bank’s EVE ratio would be expected to decrease.

     The EVE increases in a rising rate scenario because the Company is asset sensitive and would have more interest earning assets repricing than interest-bearing liabilities. This effect is increased by periodic and lifetime limits on changes in rate on most adjustable-rate, interest-earning assets. The EVE decreases in the 300 basis point rise scenario due to the extension of the duration on the various loan products which increase the price volatility. The EVE decreases in a falling rate scenario because of the limits on the Company’s ability to decrease rates on some of its deposit sources, such as money market accounts and NOW accounts, and by the ability of borrowers to repay loans ahead of schedule and refinance at lower rates.

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

ITEM 4. Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, Chief Financial Officer and Corporate Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2004. Based on that evaluation, the Company’s management, including the Chief Executive Officer, Chief Financial Officer and Corporate Controller, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

CENTRUE FINANCIAL CORPORATION

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company or the Bank is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table sets forth information about our stock repurchases for the three months ended June 30, 2004:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that May
			Part of Publicly	Yet Be
	Total Number of		Announced	Purchased Under
	Shares	Average Price	Plans or	the Plans or
Period	Purchased	Paid per Share	Programs	Programs
April 1 - April 30, 2004	—	$—	—	513,104
May 1 - May 31, 2004	80,000	27.86	80,000	433,104
June 1 - June 30, 2004	—	—	—	433,104

Total	80,000	$27.86	80,000	433,104

(1) The Company originally announced its current stock repurchase program on October 9, 2003, and on April 28, 2004, announced that the Company intended to begin initiating the repurchase of shares under the program. Under the program, the board authorized the purchase of up to 20% of the shares outstanding, or [513,104], and is set to expire in October, 2004. The Company purchased all of the shares listed above on the open market and under the repurchase program.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on April 23, 2004. At the meeting, stockholders voted to approve the election of Michael A. Griffith to serve as a director of the Company until 2007. Michael J. Hejna will continue to serve as a director until 2005 and Thomas A. Daiber, Mark L. Smith and Wesley E. Walker will continue to serve as directors until 2006. An amendment to increase the number of shares in the Company’s 2003 Stock Incentive Plan was approved. Stockholders also voted to approve the appointment of McGladrey & Pullen LLP as the Company’s auditors for the year ending December 31, 2004.

The matters approved by stockholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

1.	For the election of one (1) director of the Company to serve until 2007:

NOMINEE: Michael A. Griffith

FOR	WITHHELD
2,105,906	246,137

2.	To approve an amendment to Centrue Financial Corporation’s 2003 Stock Incentive Plan.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
1,302,230	231,925	118,288	699,600

3.	To approve the appointment of McGladrey & Pullen LLP as the Company’s auditors for the year ending December 31, 2004.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
2,224,858	26,240	100,945	0

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits

10.1	Indenture between Centrue Financial Corporation and U.S. Bank National Association, dated April 22, 2004.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.3	Certification of Corporate Controller Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Corporate Controller Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

On April 28, 2004, the Company filed a report on Form 8-K pursuant to Item 12 disclosing its financial results for the quarter ended March 31, 2004.

On July 23, 2004, the Company filed a report on Form 8-K pursuant to Item 12 disclosing its financial results for the quarter ended June 30, 2004.

CENTRUE FINANCIAL CORPORATION

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRUE FINANCIAL CORPORATION
Registrant

Date: August 12, 2004	/s/ THOMAS A. DAIBER

President and Chief Executive Officer

Date: August 12, 2004	/s/ JAMES M. LINDSTROM

Chief Financial Officer and
Senior Vice President

Date: August 12, 2004	/s/ JOHN A. BETTS

Vice President and
Corporate Controller