Form 10-Q
period 2004-09-30
CENTRUE FINANCIAL CORP
filed 2004-11-12
CIK 891523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2004.

or

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From to .

Commission File Number 1-15025

CENTRUE FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-3846489

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

310 South Schuyler Avenue, Kankakee, Illinois	60901

(Address of Principal Executive Offices)	(Zip Code)

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

As of November 10, 2004, there were 2,423,316 issued and outstanding shares of the Issuer’s common stock.

CENTRUE FINANCIAL CORPORATION

PART I. — FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

	September 30	December 31
	2004	2003
	(dollars in thousands)
Assets
Cash and due from banks	$13,043	$13,558
Interest bearing due from banks and other	2,101	14,831
Federal funds sold	—	17,216

Cash and cash equivalents	15,144	45,605
Certificates of deposit	149	50
Investment securities:
Available-for-sale, at fair value	108,798	87,712
Held-to-maturity, (fair value: $0 and $912)	—	892
Loans, net of allowance for loan losses of $6,687 and $7,471	427,678	425,840
Loans held for sale	407	—
Premises and equipment	17,492	17,113
Goodwill	12,446	11,433
Life insurance contracts	9,022	8,752
Non-marketable equity securities	4,159	3,298
Accrued interest receivable	2,726	2,552
Intangible assets	1,835	1,229
Real estate held for sale	596	319
Other assets	3,440	4,413

Total Assets	$603,892	$609,208

Liabilities
Deposits:
Noninterest bearing	$54,157	$44,102
Interest bearing	441,865	451,952

Total Deposits	496,022	496,054
Borrowings	41,551	54,396
Junior subordinated debt owed to unconsolidated trusts	20,000	10,000
Other liabilities	3,350	3,115

Total Liabilities	560,923	563,565
Stockholders’ Equity
Preferred stock, $.01 par value - 500,000 shares authorized and unissued	—	—
Common stock, $.01 par value - 5,500,000 authorized; 4,200,300 shares issued	42	42
Additional paid-in capital	28,970	28,929
Retained income, partially restricted	42,297	39,231
Accumulated other comprehensive income	350	1,088
Unearned restricted stock (26,400 and 27,800 shares)	(622)	(820)
Treasury stock, (1,776,984 and 1,594,278 shares), at cost	(28,068)	(22,827)

Total Stockholders’ Equity	42,969	45,643

Total Liabilities and Stockholders’ Equity	$603,892	$609,208

See the accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans	$6,246	$5,476	$18,684	$17,308
Investments	1,050	713	3,049	2,494
Deposits with banks and other	10	104	104	344
FHLB stock dividends	52	46	160	167

Total interest and dividend income	7,358	6,339	21,997	20,313
Interest expense:
Deposits	1,896	2,040	5,913	6,975
Borrowings	468	521	1,516	1,631
Junior subordinated debt owed to unconsolidated trusts	238	135	569	411

Total interest expense	2,602	2,696	7,998	9,017

Net interest income	4,756	3,643	13,999	11,296
Provision for loan losses	300	272	900	4,022

Net interest income after provision for loan losses	4,456	3,371	13,099	7,274
Noninterest income:
Fee income	1,245	1,068	3,126	2,092
Net gain (loss) on sale of securities	(5)	8	85	8
Net gain on sale of real estate held for sale	—	5	39	37
Net gain on sale of loans	238	254	661	1,117
Gain on sale of branch	—	—	—	478
Increase in cash surrender value of life Insurance contracts	71	116	270	344
Other	40	83	161	316

Total noninterest income	1,589	1,534	4,342	4,392
Noninterest expense:
Compensation and benefits	2,227	1,794	6,624	5,597
Occupancy, net	367	372	1,087	1,023
Furniture and equipment	330	235	1,019	619
Advertising	83	77	204	272
Data processing	158	134	458	372
Telephone and postage	157	131	437	402
Amortization of intangibles	61	34	168	106
Legal and professional fees	124	128	526	548
Other	803	603	2,243	1,840

Total noninterest expense	4,310	3,508	12,766	10,779

Income before income taxes	1,735	1,397	4,675	887
Income tax expense	502	574	1,414	196

Net income	$1,233	$823	$3,261	$691

Other comprehensive income (loss):
Change in unrealized gains or losses on available for sale securities, net of related income taxes	849	(347)	(706)	(617)
Less: reclassification adjustment for gains (losses) included in net income net of related income taxes	(2)	3	32	3

Other comprehensive income (loss)	851	(355)	(738)	(620)

Comprehensive income	$2,084	$468	$2,523	$71

Basic earnings per share	$0.50	$0.44	$1.29	$0.35
Diluted earnings per share	$0.50	$0.44	$1.29	$0.35
Dividends per share	—	$.075	$.075	$.225

See the accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

	Nine Months Ended
	September 30
	2004	2003
	(dollars in thousands)
Operating activities
Net income	$3,261	$691
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	900	4,022
Depreciation and amortization	1,276	885
Net amortization on investments	(247)	123
Amortization of intangibles	168	105
Deferred income taxes	2,547	—
Origination of loans held for sale	(24,426)	(48,957)
Proceeds from sales of loans	40,263	49,896
Gain on sale of loans	(661)	(1,117)
Gain on sale of securities	(85)	(8)
Gain on sale of real estate held for sale	(39)	(29)
Gain on sale of branch	—	(478)
Compensation expense for restricted stock	198	—
Increase in cash surrender value of life insurance Contracts	(270)	(344)
Federal Home Loan Bank stock dividends	(161)	(167)
Changes in:
Accrued interest receivable	(70)	681
Other assets and other liabilities, net	(1,646)	(999)

Net cash provided by operating activities	21,008	4,304
Investing activities
Proceeds from maturities of certificates of deposit	199	—
Purchases of available for sale securities	(51,794)	(20,838)
Proceeds from sales of available for sale securities	5,943	96
Proceeds from maturities of available for sale securities	33,354	36,351
Proceeds from maturities of held-to-maturity securities	210	177
Proceeds from sales of real estate held for sale	261	385
Cash paid for branch sale	—	(12,315)
Purchase of Parish Bank and Trust Company, net	38	—
Net (increase) decrease in loans	(11,498)	33,692
Purchases of bank premises and equipment	(1,386)	(6,288)

Net cash (used in) provided by investing activities	(24,673)	31,260
Financing activities
Net increase (decrease) in deposits	(18,556)	4,919
Proceeds from borrowings	6,100	800
Repayments of borrowings	(18,945)	(12,100)
Proceeds from issuance of junior subordinated debt owed to unconsolidated trusts	10,000	—
Proceeds from exercise of stock options	189	—
Dividends paid	(195)	(455)
Purchase of treasury stock	(5,389)	(9,308)

Net cash used in financing activities	(26,796)	(16,144)

Net increase (decrease) in cash and cash equivalents	(30,461)	19,420
Cash and cash equivalents — beginning of year	45,605	47,426

Cash and cash equivalents — end of period	$15,144	$66,846

	Nine Months Ended
	September 30
	2004	2003
	(dollars in thousands)
Supplemental disclosure of cash flow information
Interest paid	$7,886	$9,054
Income taxes paid	1,290	1,254
Real estate acquired in settlement of loans	519	428
Transfer of securities from held to maturity to available for sale	651	—
Sale of branch:
Assets disposed:
Loans		$(6,370)
Interest receivable		(24)
Premises and equipment		(165)
Other assets		(197)
Liabilities assumed by buyer:
Demand deposits		2,162
Certificates of deposit		17,243
Other liabilities		144
Gain on sale of branch		(478)

Cash paid		$12,315

Acquisition of Parish Bank and Trust Company:
Assets acquired:
Certificates of deposit	$(298)
Investments	(8,616)
Loans, net	(7,342)
Interest receivable	(104)
Premises and equipment	(269)
Goodwill	(1,013)
Intangibles	(774)
Other assets	(157)
Liabilities assumed:
Non-interest bearing deposits	5,462
Interest-bearing deposits	13,062
Other liabilities	87

Cash received, net of cash paid	$38

See the accompanying notes to consolidated financial statements.

CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2004

Note 1 — Basis of Presentation

     The consolidated financial statements of Centrue Financial Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The December 31, 2003 balance sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report for the Company on Form 10-K for the year ended December 31, 2003.

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

     Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of mortgage servicing rights and goodwill. In connection with the determination of the allowance for loan losses and the valuation of real estate acquired by foreclosure, management obtains independent appraisals for significant properties.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
	(dollars in thousands, except per share data)
Net income, as reported	$1,233	$823	$3,261	$691
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	39	3	253	160

Pro forma net income	$1,194	$820	$3,008	$531

Earnings per share:
Basic — as reported	$0.50	$0.44	1.29	$0.35
Basic — pro forma	0.49	0.44	1.19	0.27
Diluted — as reported	0.50	0.44	1.29	0.35
Diluted — pro forma	0.48	0.44	1.19	0.27

Note 2 — Common Stock Split

     On October 30, 2003, the Company issued 1,282,761 additional shares to affect a 2-for-1 common stock split. All share and per share amounts have been retroactively adjusted for this split as if it occurred on January 1, 2003.

Note 3 — Earnings Per Share

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
	(dollars in thousands, except share and per share data)
Basic
Net Income	$1,233	$823	$3,261	$691

Average common shares outstanding	2,458,005	1,865,222	2,525,183	1,953,938

Net income per common share -
basic	$0.50	$0.44	$1.29	$0.35

Diluted
Net Income	$1,233	$823	$3,261	$691

Average common shares outstanding	2,458,005	1,865,222	2,525,183	1,953,938
Dilutive potential due to stock options	9,955	17,922	9,893	7,876

Average common shares outstanding	2,467,960	1,883,144	2,535,076	1,961,814

Net income per common share -
Diluted	$0.50	$0.44	$1.29	$0.35

Note 4 — Acquisition of Parish Bank and Trust Company

     On March 5, 2004, the Company acquired for cash all of the outstanding shares of Parish Bank and Trust Company (“Parish Bank”) for a total cost of $4.5 million, including related expenses of $123,000. The acquisition was accounted for using the purchase method of accounting. As such, the results of operations of the acquired entity are excluded from the consolidated financial statements of income for the periods prior to the acquisition date. The purchase price has been allocated based on the fair values at the date of acquisition. This allocation resulted in intangible assets of $774,000 and goodwill of $1.0 million. The intangible assets are being amortized over ten years. At closing, Parish Bank had assets of $21.5 million, including $7.3 million of loans, deposits of $18.5 million and stockholders’ equity of $2.9 million. This acquisition was not considered material to the Company as a whole and therefore, proforma information is not included.

Note 5 — Adoption of FASB Interpretation No. 46

     The Company adopted FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003) in connection with its consolidated financial statements for the quarter and nine-months ended September 30, 2004. FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The implementation of FIN 46, as revised, required the Company to de-consolidate its investment in Kankakee Capital Trust I as of January 1, 2004, because the

Company is not the primary beneficiary. The Company’s prior financial statements were not reclassified to de-consolidate the Company’s investment in the Trust. There was no impact on shareholders equity or net income upon adoption of the standard.

Note 6 — Recent Accounting Pronouncements

     In December 2003, the American Institute of Certified Public Accountants released Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable to credit quality. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP 03-3 is not expected to have a material impact on the Company’s financial statements.

     In March 2004, the FASB released EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). The EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary as well as guidance for quantifying the impairment.

     In September 2004, the FASB approved for issuance a FASB Staff Position (FSP). FSP EITF Issue 03-1-1, Effective Date of paragraphs 10-20 of EIT Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. FSP EITF Issue 03-1-1 delays the effective date, originally set for periods beginning after June 15, 2004, for measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1. However, it does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The adoption of EITF 03-1-1- is not expected to have a material impact on the Company’s financial statements.

     In March 2004, the Securities and Exchange Commission released Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (SAB 105). SAB 105 provides general guidance that must be applied when an entity determines the fair value of a loan commitment accounted for as a derivative. SAB 105 is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004 The adoption of SAB 105 did not have a material impact on the Company’s financial statements.

Note 7 — Junior Subordinated Debt Owed to Unconsolidated Trusts

     The Company issued $10.0 million in each of April 2002 and April 2004 in cumulative trust preferred securities through newly formed special-purpose trusts, Kankakee Capital Trust I (Trust I) and Centrue Statutory Trust II (Trust II). The proceeds of the offerings were invested by the trusts in junior subordinated deferrable interest debentures of Trust I and Trust II. Trust I and Trust II are wholly-owned unconsolidated subsidiaries of the Company, and their sole assets are the junior subordinated deferrable interest debentures. Distributions are cumulative and are payable quarterly at a variable rate of 3.70% and 2.65% over the LIBOR rate, respectively, (at a rate of 5.07% and 4.54% at September 30, 2004) per annum of the stated liquidation amount of $1,000 per preferred security. Interest expense on the trust preferred securities was $238,000 and $135,000 for the three months ended September 30, 2004 and 2003, and $569,000 and $411,000 for the nine months ended September 30, 2004 and 2003, respectively. The obligations of the trusts are fully and unconditionally guaranteed, on a subordinated basis, by the Company. The trust preferred securities for Trust I are mandatorily redeemable upon the maturity of the debentures on April 7, 2032, or to the extent of any earlier redemption of any debentures by the Company, and are callable beginning April 7, 2007. The trust preferred securities for Trust II are mandatorily redeemable upon the maturity of the debentures on April 22, 2034, or to the extent of any earlier redemption of any debentures by the Company, and are callable beginning April 22, 2009. Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s capital stock. For regulatory purposes, the trust preferred securities qualify as Tier I capital subject to certain provisions.

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

Note 8 — Investments With Other Than Temporary Impairment

Continuous gross unrealized losses of investments in debt and equity securities as of September 30, 2004 (in thousands) which are classified as temporary were as follows:

	Continuous unrealized		Continuous unrealized
	losses existing for less		losses existing greater
	than 12 months		than 12 months		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	losses	Value	losses	Value	losses
U.S. government agencies	8,462	4	—	—	8,462	4
Municipals	16,545	215	529	1	17,074	216
Mortgage backed securities	6,187	79	4,663	39	10,870	118
Corporate	2,017	62	—	—	2,017	62

Total temporarily impaired securities	33,211	360	5,212	40	38,423	400

The unrealized losses on investment securities that have been in a continuous loss position for more than 12 consecutive months consist of three municipal securities with a fair market value of $529,000 and two mortgage backed securities with a fair market value of $4.7 million. The unrealized losses are generally due to changes in interest rates and, as such, are considered to be temporary, by the Company.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     The Company serves the financial needs of families and local businesses in its primary market areas through its main banking office at 310 South Schuyler Avenue, Kankakee, Illinois and eighteen branch offices. The Company’s market areas include central and southern Illinois, western Indiana and the metropolitan St. Louis, Missouri markets. The Company’s business involves attracting deposits from the general public and using such deposits to originate commercial business, commercial real estate, consumer, multi-family, construction and residential mortgage loans in its market areas. The Company also invests in investment securities and various types of short term liquid assets.

     On October 9, 2003, the Company merged with Aviston Financial Corporation. At the time of the merger, Aviston Financial had approximately $98.0 million in total assets and operated three locations in southwestern Illinois, including its newest office in Fairview Heights, which is 10 miles from downtown St. Louis. Subsequent to the merger, the remaining corporation changed its name to Centrue Financial Corporation. On October 17, 2003, the subsidiary banks were merged to form Centrue Bank, a state-chartered commercial bank. On March 5, 2004, the Company acquired Parish Bank and Trust Company in Momence, Illinois, which was merged into Centrue Bank. At the time of the acquisition, Parish Bank had approximately $21.5 million in total assets. At September 30, 2004, the Company has approximately 171 full time equivalent employees.

FINANCIAL CONDITION

     The Company’s total assets were $603.9 million at September 30, 2004, a decrease of $5.3 million or 0.9%, from $609.2 million at December 31, 2003. Changes in asset accounts were represented by an increase in investment securities of $20.2 million, net loans and loans held for sale of $2.3 million, goodwill of $1.0 million, nonmarketable equity securities of $861,000 and intangible assets of $606,000. These increases were offset by a decrease in cash and cash equivalents of $30.5 million and other assets of $1 million.

     Cash and cash equivalents decreased $30.5 million or 66.9% to $15.1 million from $45.6 million. Investment securities increased $20.2 million or 22.8% to $108.8 million from $88.6 million. The increase in investment securities and decrease in cash and cash equivalents was primarily as a result of the Company repositioning lower yielding liquid investments such as federal funds sold to higher yielding investment securities and commercial loans. This repositioning has had a positive impact on the Company’s net interest margin.

     Net loans, including loans held for sale, increased $2.3 million or 0.5% to $428.1 million from $425.8 million. The increase in net loans was offset by the sale of $15.6 million of long-term fixed rate mortgage loans that had previously been held in the Company’s loan portfolio. Management decided to improve its interest rate risk position through the reduction of 25-30 year fixed rate mortgages held in the Company’s portfolio. The Company has retained servicing on all of the loans sold and recognized a minimal gain on the transactions. The increase in loans was primarily due to the Company adding several experienced commercial loan officers in the latter part of 2003 and first part of 2004. The addition of these officers and the Company’s concentration of efforts on growing the commercial loan portfolio have contributed to our increase in loans.

     Goodwill increased $1.0 million or 8.9% to $12.4 million from $11.4 million. Intangible assets increased $606,000 or 49.3% to $1.8 million from $1.2 million. The increase in goodwill and intangible assets was a result of the acquisition of Parish Bank.

     Nonmarketable equity securities increased $861,000 or 26.1% to $4.2 million from $3.3 million. The increase in nonmarketable equity securities was primarily due to the deconsolidation of the Company’s trust preferred securities which resulted in an increase of $620,000.

     Other assets decreased $1 million or 22.1% to $3.4 million from $4.4 million. The decrease in other assets was primarily due to a decrease in deferred tax assets.

     Borrowings decreased $12.8 million or 23.6% to $41.6 million from $54.4 million. The decrease in borrowings was due to borrowings (which had a rate of 4%) that matured late in March, 2004 and September, 2004.

     Junior subordinated debt owed to unconsolidated trusts (trust preferred securities) increased $10.0 million or 100.0% to $20.0 million from $10.0 million. In April, 2004, the Company issued an additional$10.0 million in trust preferred securities which have been used for repurchases of common stock and other corporate purposes.

     Stockholders’ equity decreased $2.6 million or 5.7% to $43.0 million from $45.6 million at December 31, 2003. Equity per share of common stock increased by $0.22 to $17.73 at September 30, 2004 from $17.51 at December 31, 2003. The decrease in stockholders’ equity and increase in equity per share was due to the Company repurchasing 189,500 shares of common stock in 2004, at a total cost of $5.4 million, partially offset by net income of $3.3 million.

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

     Total nonperforming loans increased $4.4 million due to an increase of non-accrual loans. The increase was primarily due to two large commercial borrowers. The loans to one of these borrowers totaling $2.9 million matured at year end 2003. During the first quarter of 2004, the Company had ongoing negotiations to resolve and extend the maturity but was unable to achieve a satisfactory agreement. During the second quarter of 2004, when negotiations indicated that full collection of principal and interest was questionable, the Company decided to place the loans on nonaccrual status until final resolution. The Company expects a resolution in 2004 and does not anticipate a material loss. The second borrower has a $2.0 million commercial loan that was previously on the Company’s watch list, although the borrower continued to make payments as agreed. This borrower filed bankruptcy and ceased making loan payments during the second quarter of 2004. During the third quarter, the Company charged-off $1.2 million relating to a third commercial borrower. The loan was fully reserved for prior to the charge-off. As such, the charge-off had no effect on the Company’s determination of the adequacy of the allowance for loan losses during the third quarter. Management is in various stages of workout or liquidation with the remaining nonperforming loans.

TABLE 1 — Nonperforming Loans

	September 30	December 31
	2004	2003	Change
	(dollars in thousands)
Non-accruing loans	$9,529	$3,248	$6,281
Accruing loans delinquent 90 days or more	328	2,232	(1,904)

Total nonperforming loans	9,857	5,480	4,377
Foreclosed assets	596	319	277
Troubled debt restructuring	44	281	(237)

Total nonperforming assets	$10,497	$6,080	$4,417

Allowance for loan losses to total loans	1.54%	1.72%
Allowance for loan losses to nonperforming loans	67.96%	136.34%
Nonperforming loans to total loans	2.27%	1.26%
Nonperforming assets to total loans and foreclosed property	2.41%	1.40%
Nonperforming assets to total assets	1.74%	1.00%

     One measure of the adequacy of the allowance for loan losses is the ratio of the allowance for loan losses to total loans. The ratio of the allowance for loan losses to total loans was 1.54% at September 30, 2004 compared to 1.72% at December 31, 2003. The decrease in this ratio was primarily the result of the $1.2 million charge-off for one commercial loan. The loan had been previously classified and reserved preceding the charge-off, which was recorded during the third quarter. The ratio of the allowance for loan losses to non-performing loans decreased to 67.96% as of September 30, 2004 compared to 136.34% at December 31, 2003. The decrease in this ratio, which excludes foreclosed assets and restructured troubled debt, was the result of the increase of $4.4 million of nonperforming loans.

     Total loans which management has classified on the Company’s internal “watch list” at September 30, 2004 decreased to $20.2 million compared to $25.1 million at December 31, 2003. During 2003, the Company adopted a new loan policy and implemented new loan approval, documentation and monitoring processes. The Company also recruited and employed an experienced commercial lending team including three new regional presidents, each of whom is an experienced commercial lender, as well as other seasoned commercial lenders. These initiatives have had a positive impact on the monitoring of the loan portfolio. The Company will continue to attempt to improve the loan monitoring processes.

     The Company recognized charge offs in the amount of $1.3 million and $2.0 million during the third quarter and first nine months of 2004 and $261,000 and $3.4 million for the third quarter and first nine-months of 2003. The Company had recoveries of $20,000 and $126,000 for the third quarter and first nine-months of 2004 and $8,000 for the third quarter and first nine-months of 2003. The provision for loan losses was $300,000 and $900,000 for the third quarter and first nine months of 2004, compared to $272,000 and $4.0 million for the third quarter and first nine months of 2003. The provision for loan losses represents management’s judgment of the cost associated with credit risk inherent in the loan portfolio. Factors which influence management’s determination of the provision for loan losses include, among other things, size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, a review of individual loans and historical loan loss experience. The decrease in the provision for loan losses for the nine-month period ending September 30, 2004 compared to the same period of 2003 was primarily reflective of lower net charge-offs and improvements in asset quality. In addition, the Company acquired $156,000 of allowance for loan losses with the Parish acquisition in the first quarter of 2004.

     The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Management’s methodology to determine the adequacy of the allowance for loan losses considers specific credit reviews, past loan loss experience, current economic conditions and trends, and the volume, growth and composition of the loan portfolio. Based upon the Company’s quarterly analysis of the adequacy of the allowance for loan losses, considering remaining collateral of loans with more than a normal degree of risk, historical loan loss percentages and economic conditions, it is management’s belief that the allowance for loan losses at September 30, 2004 was adequate. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

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

     Allowance for Loan Losses — The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses. The allowance is based upon past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating loan losses. The evaluation includes a review of all loans on which full collectibility may not be reasonably assured. Other factors considered by management include the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and historical losses on each portfolio category. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties, which collateralize loans. Management believes it uses the best information available to make such determinations. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected. While the Company believes it has established its existing allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Bank’s loan portfolio, will not request an increase in the allowance for loan losses. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary if loan quality deteriorates.

     Goodwill — Costs in excess of the estimated fair value of identified net assets acquired through purchase transactions are recorded as an asset by the Company. The Company performs an annual impairment assessment as of September 30. No impairment of goodwill has been identified as a result of these tests. In making these impairment assessments, management must make subjective assumptions regarding the fair value of the Company’s assets and liabilities. It is possible that these judgments may change over time as market conditions or Company strategies change, and these changes may cause the Company to record impairment charges to adjust the goodwill to its estimated fair value.

     Mortgage Servicing Rights — The Company recognizes as a separate asset the rights to service mortgage loans for others. The value of mortgage servicing rights is amortized in relation to the servicing revenue expected to be earned. Mortgage servicing rights are periodically evaluated for impairment based upon the fair value of those rights. Estimating the fair value of the mortgage servicing rights involves judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced. Net income could be affected if management’s assumptions and estimates differ from actual prepayments.

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

RESULTS OF OPERATIONS
THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

     For the third quarter ended September 30, 2004, net income increased $410,000 to $1.2 million from $823,000 for the same period in 2003. Net income for the nine-months ended September 30, 2004 increased $2.6 million to $3.3 million from $691,000 for the same period in 2003. Return on average assets for the third quarter and first nine months of 2004 was 0.81% and 0.71%, compared to 0.64% and 0.18% for 2003. Return on average equity for the third quarter and first nine months of 2004 was 11.86% and 9.87%, compared to 10.54% and 2.72% for 2003.

     The Company’s results for the quarter and nine-months ended September 30, 2003, included loan loss provisions of $272,000 and $4.0 million compared to provisions of $300,000 and $900,000 for the three and nine-month periods in 2004. The three months ended September 30, 2003 also included additional fee income of $373,000, which reflected a revaluation in the value of mortgage servicing rights.

     Net interest income for the three month and nine month periods increased $1.1 million and $2.7 million or 30.6% and 23.9% from 2003. Interest income increased by $1.0 million and $1.7 million for the three month and nine-month periods. The net interest margin for the third quarter increased to 3.47% compared to 3.08% for 2003. For the nine-month periods, the net interest margin increased to 3.41% compared to 3.14% for 2003. The increase in the net interest margin was primarily a result of the Company’s sensitivity to increased interest rates and initiatives that were implemented over the last twelve months to reposition the balance sheet. Lower earning assets, such as federal funds sold, were replaced with higher yielding loans and tax-advantaged investments. In addition, the Company’s cost of funds decreased due to an increase in non-interest bearing demand deposit accounts as a percentage of total deposits and a reduction in the percentage of certificates of deposit to total deposits from 55.5% at December 31, 2003 to 51.5% at September 30, 2004.

TABLE 2
NET INTEREST INCOME ANALYSIS
CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

	Three Months Ended September 30,
	2004			2003
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (3)	$436,371	$6,263	5.71%	$345,217	$5,476	6.29%
Investments securities (2) (3)	111,254	1,121	4.01%	69,124	703	4.03%
Other interest-earning assets	4,239	10	0.94%	51,661	116	0.89%
FHLB stock	3,505	52	5.90%	2,884	44	6.05%

Total interest-earning assets	555,369	7,446	5.33%	468,886	6,339	5.36%
Other assets	53,535			43,817

Total assets	$608,904			$512,703

Interest-bearing liabilities:
Certificate accounts	$255,663	1,546	2.41%	$229,213	1,628	2.82%
Savings deposits	92,241	142	0.61%	77,975	197	1.00%
Demand and NOW deposits	96,983	208	0.85%	81,998	215	1.04%
Borrowings	62,616	706	4.48%	58,550	656	4.45%

Total interest-bearing liabilities	507,503	2,602	2.04%	447,736	2,696	2.39%
Non-interest bearing demand deposits	53,576			32,854
Other liabilities	6,471			1,144

Total liabilities	567,550			481,734
Stockholders’ equity	41,354			30,969

Total liabilities and stockholders’ equity	$608,904			$512,703

Net interest income		$4,844			$3,643

Net interest rate spread			3.29%			2.97%
Net earning assets	$47,866			$21,150

Net yield on average interest-earning assets (net interest margin)			3.47%			3.08%
Average interest-earning assets to average interest-bearing liabilities		109.43%			104.72%

(1)	Calculated including loans held for sale, and net of deferred loan fees, loan discounts, loans in process and the allowance for losses on loans.

(2)	Calculated including investment securities available-for-sale and held to maturity and certificates of deposit.

(3)	Presented on a fully tax-equivalent basis, assuming a tax rate of 34%.

     For the third quarter ended September 30, 2004, tax equivalent interest income increased $1.1 million, to $7.4 million. The increase was primarily attributable to an increase in average earning assets, partially offset by a decrease in interest rates. Average earning assets increased $86.5 million to $555.4 million from $468.9 million in 2003. The average tax equivalent rate earned on earning assets decreased 3 basis points to 5.33% from 5.36%. The increase in the average balance of interest-earning assets was primarily due to earning assets acquired in the Aviston Financial and Parish Bank acquisitions. The decrease in the yield earned on interest-earning assets was the result of the sale of $15.6 million of mortgage loans to reduce interest rate risk and the gradual repricing of loans and investments to lower interest rates throughout 2003 and the first two quarters of 2004. These decreases were partially offset by higher loan rates during the third quarter of 2004. The prime rate has increased 75 basis points since June 29, 2004, which has had a positive impact on loan rates.

     Interest expense in the third quarter decreased $94,000 to $2.6 million from $2.7 million in 2003. The decrease was primarily attributable to a decrease in the rate paid on average interest bearing liabilities, partially offset by an increase in the average balance of interest bearing liabilities. Average interest-bearing liabilities increased $59.8 million to $507.5 million from $447.7 million. The rate paid on interest bearing liabilities decreased 35 basis points to 2.04% from 2.39% in 2003. The increase in average interest-bearing liabilities was primarily attributable to interest-bearing liabilities assumed in the Aviston Financial and Parish Bank acquisitions. The decrease in the average yield on interest-bearing liabilities resulted from decreasing market interest rates and continuing improvement in the deposit mix, with a significant growth of noninterest bearing deposits and a lower percentage of certificates of deposit to deposits.

TABLE 3
NET INTEREST INCOME ANALYSIS
CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

	Nine Months Ended September 30,
	2004			2003
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (3)	$434,912	$18,782	5.77%	$358,037	$17,308	6.46%
Investments securities (2) (3)	106,450	3,222	4.04%	74,371	2,508	4.51%
Other interest-earning assets	14,756	104	0.94%	45,103	360	1.07%
FHLB stock	3,428	160	6.24%	2,837	137	6.46%

Total interest-earning assets	559,546	22,268	5.32%	480,348	20,313	5.65%
Other assets	51,821			42,494

Total assets	$611,367			$522,842

Interest-bearing liabilities:
Certificate accounts	$263,520	4,904	2.49%	$236,788	5,472	3.09%
Savings deposits	91,204	425	0.62%	76,079	673	1.18%
Demand and NOW deposits	93,276	584	0.84%	78,404	830	1.42%
Borrowings	61,516	2,085	4.53%	61,570	2,042	4.43%

Total interest-bearing liabilities	509,516	7,998	2.10%	452,841	9,017	2.66%
Non-interest bearing demand deposits	52,237			32,906
Other liabilities	5,499			3,141

Total liabilities	567,252			488,888
Stockholders’ equity	44,115			33,954

Total liabilities and stockholders’ equity	$611,367			$522,842

Net interest income		$14,270			$11,296

Net interest rate spread			3.22%			2.99%
Net earning assets	$50,030			$27,507

Net yield on average interest-earning assets (net interest margin)			3.41%			3.14%
Average interest-earning assets to average interest-bearing liabilities		109.82%			106.07%

(1)	Calculated including loans held for sale, and net of deferred loan fees, loan discounts, loans in process and the allowance for losses on loans.

(2)	Calculated including investment securities available-for-sale and held to maturity and certificates of deposit.

(3)	Presented on a fully tax-equivalent basis, assuming a tax rate of 34%.

     For the nine months ended September 30, 2004, tax equivalent interest income increased $2.0 million, to $22.3 million. The increase was primarily attributable to an increase in average earning assets, partially offset by a decrease in interest rates. Average earning assets increased $79.2 million to $559.5 million from $480.3 million in 2003. The average tax equivalent rate earned on earning assets decreased 33 basis points to 5.32% from 5.65%. The increase in the average balance of interest-earning assets was primarily due to earning assets acquired in the Aviston Financial and Parish Bank acquisitions. The decrease in the yield earned on interest-earning assets was the result of the sale of $15.6 million of mortgage loans to reduce interest rate risk and the gradual repricing of loans and investments to lower interest rates throughout 2003 and the first nine months of 2004.

     Interest expense during the first three quarters of the year decreased $1.0 to $8.0 million from $9.0 million in 2003. The decrease was primarily attributable to a decrease in the rate paid on average interest bearing liabilities, partially offset by an increase in the average balance of interest bearing liabilities. Average interest-bearing liabilities increased $56.7 million to $509.5 million from $452.8 million. The rate paid on interest bearing liabilities decreased 56 basis points to 2.10% from 2.66% in 2003. The increase in average interest-bearing liabilities was primarily attributable to interest-bearing liabilities assumed in the Aviston Financial and Parish Bank acquisitions. The decrease in the average yield on interest-bearing liabilities resulted from decreasing market interest rates and continuing improvement in the deposit mix, with a significant growth of noninterest deposits and a lower percentage of certificates of deposit to deposits.

     The provision for loan losses was $300,000 and $900,000 for the third quarter and first nine months of 2004, compared to $272,000 and $4.0 million for the third quarter and first nine months of 2003. The decrease in the provision for loan losses for the nine month period was primarily due to a decrease in net charge-offs. Several initiatives to more effectively monitor the risk involved in the loan portfolio were put in place during the latter part of 2003 and have continued in 2004. The amount of the provision for losses on loans is determined through regular review of the various elements of the loan portfolio, and by a review of overall adequacy, based on circumstances and factors known at the time of the review.

TABLE 4 — Noninterest Income and Expense

	Three Months Ended
	September 30		Change
	2004	2003	Amount	Percent
	(dollars in thousands)
Noninterest income:
Fee income	1,245	1,068	177	16.6%
Net gain (loss) on sale of securities	(5)	8	(13)	(162.5)
Net gain on sale of real estate held for sale	—	5	(5)	(100.0)
Net gain on sale of loans	238	254	(16)	(6.3)
Increase in cash surrender value of life insurance	71	116	(45)	(38.8)
Other	40	83	(43)	(51.8)
Total	1,589	1,534	55	3.6
Noninterest expense:
Compensation and benefits	2,227	1,794	433	24.1
Occupancy, net	367	372	(5)	(1.3)
Furniture and equipment	330	235	95	40.4
Advertising	83	77	6	7.8
Data processing	158	134	24	17.9
Telephone and postage	157	131	26	19.8
Amortization of Intangibles	61	34	27	79.4
Legal and professional fees	124	128	(4)	(3.1)
Other	803	603	200	33.2
Total	4,310	3,508	802	22.8

     For the third quarter of 2004, noninterest income increased $55,000 to $1.6 million from $1.5 million in 2003. The increase in noninterest income was primarily due to an increase in fee income, partially offset by decreases in all other categories of noninterest income. Fee income increased $177,000 to $1.2 million from $1.1 million in 2003. The increase in fee income was primarily due to a new overdraft protection program that began in June of 2004. Additionally, noninterest income for 2003 included fee income of $373,000 related to the revaluation of mortgage servicing rights.

     Noninterest expense increased $802,000 to $4.3 million compared to $3.5 million for 2003. The increase in noninterest expense was primarily due to increases in compensation and benefits of $433,000, furniture and equipment of $95,000, and other noninterest expense of $200,000. Each of these increases was primarily due to the addition of personnel and branches that were added due to the merger with Aviston Financial in the fourth quarter of 2003, Parish Bank in March 2004 and the opening of two new offices within the last year.

     Income tax expense for the third quarter of 2004 decreased $72,000 to $502,000 from $574,000 in 2003. The effective income tax rate for 2004 was 28.9% compared to 41.1% for 2003. The decrease in the effective rate was due to several initiatives implemented during 2004 to minimize the Company’s income tax expenses, including the purchase of tax exempt investment securities.

TABLE 5 — Noninterest Income and Expense

	Nine Months Ended
	September 30		Change
	2004	2003	Amount	Percent
	(dollars in thousands)
Noninterest income:
Fee income	3,126	2,092	1,034	49.4%
Net gain (loss) on sale of securities	85	8	77	962.5
Net gain on sale of real estate held for sale	39	37	2	5.4
Net gain on sale of loans	661	1,117	(456)	(40.8)
Gain on sale of branch	—	478	(478)	(100.0)
Increase in cash surrender value of life insurance	270	344	(74)	(21.5)
Other	161	316	(155)	(49.1)
Total	4,342	4,392	(50)	(1.1)
Noninterest expense:
Compensation and benefits	6,624	5,597	1,027	18.3
Occupancy, net	1,087	1,023	64	6.3
Furniture and equipment	1,019	619	400	64.6
Advertising	204	272	(68)	(25.0)
Data processing	458	372	86	23.1
Telephone and postage	437	402	35	8.7
Amortization of Intangibles	168	106	62	58.5
Legal and professional fees	526	548	(22)	(4.0)
Other	2,243	1,840	403	21.9
Total	12,766	10,779	1,987	18.4

     For the nine month period ended September 30, 2004, noninterest income decreased $50,000 compared to the same period in 2003. The decrease in noninterest income was primarily due to a decrease in gain on sale of loans of $456,000, a decrease in gain on sale of branch of $478,000, and a decrease in other noninterest income of $155,000. These decreases were partially offset by an increase in fee income of $1.0 million. The decrease in gain on sale of loans in 2004 was primarily due to the higher volume of refinancing that occurred during 2003. Due to the rate structure moving higher in 2004 and the large amount of loans that refinanced during 2002 and 2003, the amount of refinancing greatly decreased and the majority of the gain on loans in 2004 was primarily attributable to new loans. Additionally, during the second quarter of 2004, the Company sold its credit card portfolio and recorded a gain in the amount of $127,000. The decision to sell the credit card portfolio was made due to the cost related to processing the credit card transactions, loan loss exposure to these unsecured loans and the marginal profitability of carrying and servicing the portfolio. The Company has continued to offer credit card services through an affiliation with a third party. This arrangement has allowed the Company to continue to offer credit card services without the risk and cost associated with the credit card loans while sharing in future revenue. The gain on sale of branch in 2003 was a result of the sale of the Hoopeston branch in February of 2003. The increase in fee income was primarily due to an increase in fees assessed on customer accounts and transactions to better reflect the competitive environment as well as a new overdraft protection program that began in June of 2004. The decrease in other noninterest income was the result of various immaterial items.

     Noninterest expense increased $2.0 million compared to the same period in 2003. The increase in noninterest expense was primarily due to increases in compensation and benefits of $1.0 million, furniture and equipment of $400,000, and other noninterest expense of $403,000. Each of these increases was primarily due to the addition of personnel and branches that were added due to the merger with Aviston Financial in the fourth quarter of 2003, Parish Bank in March 2004 and the opening of two new offices within the last year.

     Income tax expense for the nine months ended September 30, 2004 increased $1.2 million to $1.4 million from $196,000 for the same period in 2003. The Company’s effective tax rate was 30.3% and 22.1% for 2004 and 2003, respectively. The 2004 effective tax rate reflects the level of tax expense anticipated by the Company while the 2003 effective tax rate reflects the tax impact of significant net losses incurred in the second quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a certain level of cash and other liquid assets to fund normal volumes of loan commitments, deposit withdrawals and other obligations. The following table summarizes significant contractual obligations and other commitments at September 30, 2004 (in thousands):

			Junior (1)
			Subordinated
			Debt Owed to
	Time		Unconsolidated
Years Ended December 31,	Deposits	Borrowings (1)	Trusts	Total
2004	$51,087	$13,118	—	$64,205
2005	160,749	16,736	—	177,485
2006	20,726	9,342	—	30,068
2007	10,151	1,450	$10,000	21,601
2008 and thereafter	12,882	905	10,000	23,787

Total	$255,595	$41,551	$20,000	$317,146

Financial instruments whose contract amounts represent credit risk:
Commitment to originate loans				$13,894
Commitments to extend credit				44,497
Standby letters of credit				1,541

Total				$377,078

(1)	Fixed rate callable borrowings are included in the period of their modified duration rather than in the period in which they are due. Borrowings include fixed rate callable advances of $5.0 million maturing in 2008 and $2.0 million maturing in 2011. Junior subordinated debt owed to unconsolidated trusts matures in 2032 and 2034 but is callable in 2007 and 2009.

     The Company’s most liquid assets are cash, cash in banks and highly liquid, short-term investments. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period. At September 30, 2004 and December 31, 2003, these liquid assets totaled $15.1 million and $45.6 million. Securities available-for-sale may also be utilized to meet liquidity needs. The level of liquid assets at December 31, 2003 was higher than usual due to a number of factors, including sales of loans and higher than expected prepayments on loans and investment securities.

     Liquidity management for the Company is both a daily and long-term function of the Company’s management strategy. Excess funds are generally invested in short-term investments such as federal funds. In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available, including FHLB advances. At September 30, 2004, the Company had outstanding borrowings totaling $41.6 million, of which $29.7 were advances from the FHLB, $9.2 were funds from securities sold under agreement to repurchase, and $2.7 million were funds from notes payable.

     At September 30, 2004, the Company had outstanding commitments to originate mortgage loans of $13.9 million, of which 83.8% were at fixed interest rates. These commitments provided that the loans would be secured by properties located, for the most part, in the Company’s primary market areas. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit that were scheduled to mature by December 31, 2004, totaled $51.1 million. Based upon the historically stable nature of the Company’s deposit base, management believes that a significant portion of such deposits will remain with the Company. The Company had unused lines of credit provided to customers of $44.5 million at September 30, 2004. The Company also had a signed contract to construct a facility in Fairview Heights, Illinois for a total cost of approximately $4.3 million.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined by the regulations) to average assets (as defined) and Total and Tier I capital (as defined) to risk-weighted assets (as defined). Management believes, as of September 30, 2004, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

     As of September 30, 2004, the most recent notification from the Bank’s primary regulators, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2004
Tier 1 Capital to Average Assets
Centrue Financial	$42,543	7.15%	$23,785	4.00%	N/A
Centrue Bank	44,543	7.59%	23,460	4.00%	$29,325	5.00%
Tier I Capital to Risk Weighted Assets
Centrue Financial	42,543	9.63%	17,675	4.00%	N/A
Centrue Bank	44,543	10.18%	17,497	4.00%	26,246	6.00%
Total Capital to Risk Weighted Assets
Centrue Financial	53,861	12.19%	35,350	8.00%	N/A
Centrue Bank	50,025	11.44%	34,994	8.00%	43,743	10.00%
As of December 31, 2003
Tier 1 Capital to Average Assets
Centrue Financial	$41,893	7.05%	$23,090	4.00%	N/A
Centrue Bank	43,944	7.49%	23,038	4.00%	$28,798	5.00%
Tier I Capital to Risk Weighted Assets
Centrue Financial	41,893	9.48%	16,925	4.00%	N/A
Centrue Bank	43,944	10.05%	16,802	4.00%	25,203	6.00%
Total Capital to Risk Weighted Assets
Centrue Financial	47,173	10.68%	33,850	8.00%	N/A
Centrue Bank	49,201	11.25%	33,604	8.00%	42,005	10.00%

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

          The following table presents the Bank’s EVE ratios for the various rate change levels at September 30, 2004 and December 31, 2003:

	EVE Ratios
	September 30,	December 31,
Changes in Interest Rates	2004	2003
300 basis point rise	7.54%	7.87%
200 basis point rise	7.83%	7.94%
100 basis point rise	7.92%	8.13%
Base rate scenario	7.56%	7.45%
100 basis point decline	6.27%	6.08%

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

ITEM 4. Controls and Procedures

          An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, Chief Financial Officer and Corporate Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2004. Based on that evaluation, the Company’s management, including the Chief Executive Officer, Chief Financial Officer and Corporate Controller, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

CENTRUE FINANCIAL CORPORATION

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company or the Bank is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2. Unregistered sales of Equity Securities and Use of Proceeds

The following table sets forth information about our stock repurchases for the three months ended September 30, 2004:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that May
			Part of Publicly	Yet Be
	Total Number of		Announced	Purchased Under
	Shares	Average Price	Plans or	the Plans or
Period	Purchased	Paid per Share	Programs	Programs
July 1 - July 31, 2004	30,000	$28.15	110,000	403,104
August 1 - August 31, 2004	33,500	28.10	143,500	369,604
September 1 - September 30, 2004	46,000	27.95	189,500	323,604

Total	109,500	$28.05	189,500	323,604

(1) The Company originally announced its current stock repurchase program on October 9, 2003, and on April 28, 2004, announced that the Company intended to begin initiating the repurchase of shares under the program. Under this program, which expired on October 9, 2004, the board authorized the purchase of up to 20% of the shares outstanding, or 513,104 shares. The Company purchased all of the shares listed above on the open market and under the repurchase program. The Company has announced a new share repurchase plan which authorizes the Company to purchase up to 20% of the shares outstanding, or 484,663. The plan will expire on December 31, 2005.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

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

CENTRUE FINANCIAL CORPORATION
Registrant

Date: November 12, 2004	/s/ THOMAS A. DAIBER

President and Chief Executive Officer

Date: November 12, 2004	/s/ JAMES M. LINDSTROM

Chief Financial Officer and
Senior Vice President

Date: November 12, 2004	/s/ JOHN A. BETTS

Vice President and
Corporate Controller