Form 10-K
period 2004-12-31
CENTRUE FINANCIAL CORP
filed 2005-03-25
CIK 891523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to __________

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

NONE

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
Preferred Share Purchase Rights
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

     YES ☑ NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price ($27.71) on the American Stock Exchange on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $65,486,358.

     As of March 4, 2005, the Registrant had issued and outstanding 2,377,501 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

     PARTS II and IV of Form 10-K—Portions of the 2004 Annual Report to Stockholders.

     PART III of Form 10-K—Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders.

CENTRUE FINANCIAL CORPORATION

2004 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

THE COMPANY

General

     Centrue Financial Corporation, a Delaware corporation (the “Company”), is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company’s primary business activity is acting as the holding company for Centrue Bank, a state chartered commercial bank (the “Bank”). The Bank has one subsidiary, Centrue Service Corp., and its wholly-owned subsidiary, Centrue Insurance Agency, Inc., which engage in the business of providing securities brokerage services and insurance and annuity products to its customers. All references to Centrue Service Corp. include Centrue Insurance Agency, Inc., unless clearly indicated otherwise. At December 31, 2004, the Company had consolidated assets of $611.9 million, deposits of $495.8 million and stockholders’ equity of $43.2 million.

     The Company’s focus is to serve retail customers and small businesses in central Illinois, southern Illinois, western Indiana and metropolitan St. Louis, Missouri with a wide array of financial services. The Company is principally engaged in originating commercial business, commercial real estate, mortgage, consumer, multi-family, and construction loans, and attracting deposits from the general public. The Company also offers debit card services, online banking and bill payment services and, on an agency basis through Centrue Service Corp. and a relationship with a third party, securities brokerage services and insurance and annuity products to the Company’s customers.

     The Bank is the Company’s only financial institution subsidiary and was initially chartered as an Illinois state savings and loan association in 1885. The Bank converted to a federally chartered savings and loan association in 1937 and changed its name to Kankakee Federal Savings Bank in connection with its conversion to stock form in 1992. The Bank changed its name to KFS Bank, F.S.B., as of December 1, 2002. Upon the acquisition of Aviston Financial Corporation (“Aviston Financial”) in October 2003, the Bank merged into the State Bank of Aviston, became a state chartered commercial bank and changed its name to Centrue Bank. All references to the Company include the Bank and its subsidiaries unless clearly indicated otherwise.

     In February 2003, the Company sold its Hoopeston, Illinois branch with assets of approximately $19 million. On October 9, 2003, the Company acquired Aviston Financial. At the time of the acquisition, Aviston Financial had approximately $98 million in total assets. Subsequent to the acquisition, the remaining corporation changed its name to Centrue Financial Corporation. On October 30, 2003, the Company effected a 2 for 1 stock split in the form of a dividend to stockholders of record as of October 20, 2003. All references to share prices in this document are adjusted for the split. On March 5, 2004, the Company acquired Parish Bank and Trust Company in Momence, Illinois, a community bank with approximately $21 million in total assets. The Company continues to explore opportunities to expand its banking markets through mergers and acquisitions, as well as branching opportunities.

     In 2003 and 2004, management has been restructured to fulfill the Company’s service goals, while increasing its growth objectives and profitability goals. Previously, the Company’s operations and decision making activities were primarily conducted at the Company’s headquarters in Kankakee. Management has been reorganized based upon four geographic regions, each led by its own regional president and management team. Each regional president has responsibility for staffing, loans, deposits and pricing in his or her respective region. Certain operational and decision making activities have been transferred to the regional level in order to improve efficiency, competitiveness and overall customer service. Centralized operations, including accounting and information technology remain at the Company’s headquarters in Kankakee. Management also revised its employee compensation system to more accurately tie employee compensation to both individual and financial performance. Management believes this organizational structure and revised compensation structure has allowed the Company to maintain its community focus, and improve customer service and efficiency, while growing the Company’s asset base.

     The executive offices of the Company are located at 310 S. Schuyler Avenue, Kankakee, Illinois 60901 and its telephone number at that address is (815) 937-4440.

Recent Developments

     On December 31, 2004, the Company signed a definitive agreement to acquire Illinois Community Bancorp, Inc., a bank holding company in Effingham, Illinois with approximately $33 million in total assets. The proposed acquisition is subject to regulatory approval and the approval of Illinois Community Bancorp’s stockholders. The acquisition is expected to be completed in the second quarter of 2005.

     Beginning on February 25, 2005, the Company’s common stock is listed on the Nasdaq National Market System under the symbol “TRUE.” Prior to February 25, 2005, it was traded on the American Stock Exchange under the symbol “CFF”.

Lending Activities

     General. The Bank provides a broad range of commercial and retail lending services to corporations, partnerships, individuals and government agencies. The Bank actively markets their services to qualified borrowers. Lending officers actively solicit the business of new borrowers entering the Company’s market areas as well as long-standing members of the local business community. The Bank has established lending policies which include a number of underwriting factors to be considered in making a loan, including location, loan to value ratio, cash flow, interest rate and the credit history of the borrower. The Bank’s loan portfolio is comprised primarily of loans in the areas of residential real estate, commercial real estate, construction, general commercial and consumer lending. As of December 31, 2004, residential mortgages made up approximately 41.1% of its loan portfolio, commercial real estate loans comprised approximately 23.8%, construction and development lending comprised 7.3%, general commercial loans comprised 14.3% and consumer lending comprised 9.95%.

     Residential Real Estate Loans. A majority of the residential mortgage loans that the Bank originates and retains are in the form of 15 and 30 year variable rate loans. The Bank also originates many 15 to 30 year fixed rate residential mortgages, which the Bank may sell to outside investors while retaining the servicing of these loans. The Bank retains the servicing of almost all of the residential mortgages that it originates. Management believes that the retention of mortgage servicing provides the Company, on a consolidated basis, with a relatively steady source of fee income as compared to fees generated solely from mortgage origination operations. Moreover, the retention of such servicing rights allows the Bank to continue to have regular contact with mortgage customers and solidifies the Company’s involvement with the communities it serves.

     Commercial Real Estate Loans. A large portion of the loan portfolio is comprised of commercial real estate loans. The primary repayment risk for a commercial real estate loan is the failure of the business due to economic events or governmental regulations outside of the control of the borrower or lender that negatively impact the future cash flow and market values of the affected properties. In most cases, the Bank has collateralized these loans and/or taken personal guarantees to help assure repayment. The commercial real estate loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying real estate acting as collateral. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the real estate and enforcement of a personal guarantee, if any exists.

     Construction Loans. The Bank originates loans to finance the construction of residential properties located in the Company’s market area. The Bank uses underwriting and construction loan guidelines for financing where reputable contractors are involved. Construction loans are structured either to be converted to permanent loans at the end of the construction phase or to be paid off upon receiving financing from another financial institution. Construction loans are based on the appraised value of the property, as determined by an independent appraiser, and an analysis of the potential marketability and profitability of the project. Construction loans generally have terms of up to 18 months, with extensions as needed. The Bank disburses loan proceeds in increments as construction progresses and as inspections warrant.

     Construction loans afford the Bank the opportunity to increase the interest rate sensitivity of their loan portfolio and to receive yields higher than those obtainable on ARM loans secured by existing residential properties. These higher yields correspond to the higher risks associated with construction lending.

     Construction development loans involve additional risks attributable to the fact that loan funds are advanced upon the security of the project under construction, which is of uncertain value prior to its completion. Due to the uncertainties inherent in estimating construction costs as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If the Bank is forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, the Bank may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time. The Bank has attempted to address these risks through its underwriting procedures and by limiting the amount of construction development lending.

     Commercial Loans. As noted above, the Bank is an active commercial lender. The areas of emphasis include loans to wholesalers, manufacturers, building contractors, developers, business services companies and retailers. The Bank provides a wide range of business loans, including lines of credit for working capital and operational purposes and term loans for the acquisition of equipment and other purposes. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. In addition, the Bank may take personal guarantees to help assure repayment. Loans may be made on an unsecured basis if warranted by the overall financial condition of the borrower. Terms of commercial business loans generally range from one to seven years. A significant portion of the commercial business loans has floating interest rates or reprice within one year.

     Consumer Loans. The Bank also provides all types of consumer loans including motor vehicle, home improvement, home equity, student loans, credit cards, signature loans and small personal credit lines. Consumer loans typically have shorter terms and lower balances with higher yields as compared to the Bank’s other loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.

Competition

     The Bank’s main office is located at 310 S. Schuyler Avenue, Kankakee, Illinois. The Bank also has eighteen additional locations in the communities of Ashkum, Aviston, Bourbonnais, Bradley, Braidwood, Champaign, Coal City (2), Diamond, Dwight (2), Fairview Heights, Herscher, Manteno, Momence (2), St. Rose, and Urbana. The Company’s market areas include central Illinois, southern Illinois, western Indiana and metropolitan St. Louis, Missouri.

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

     The Company faces substantial competition in attracting deposits from other commercial banks, savings institutions, securities firms, money market and mutual funds, credit unions, insurance companies and other investment vehicles. The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates and delivery of services through locations with convenient business hours and with a staff focused on serving the customer.

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

Employees

     As of December 31, 2004, the Company had 147 full-time employees and 47 part-time employees. None of the Company’s employees are represented by any collective bargaining group. The Company offers a variety of employee benefits and management considers its relations with its employees to be good.

Code of Ethics

     The Company has a code of conduct in place that applies to all of its directors and employees. The code sets forth the standard of ethics that it expects all directors and employees to follow, including the Chief Executive Officer and Chief Financial Officer. The code of conduct is posted on the Company’s website at www.centrue.com. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendment to or waiver of the code with respect to its Chief Executive Officer and Chief Financial Officer, and persons performing similar functions, by posting such information on the Company’s website.

Internet Website

     The Company maintains a website with the address www.centrue.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company makes available free of charge through its website the Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practical after it has electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.

SUPERVISION AND REGULATION

Recent Regulatory Developments

     On March 1, 2005, the Board of Governors of the Federal Reserve System issued a final rule regarding the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter standards. As a result of the final rule, the Federal Reserve will limit the aggregate amount of a bank holding company’s cumulative perpetual preferred stock, trust preferred securities and other minority interests to 25% of a company’s core capital elements, net of goodwill. Regulations in place at the time that the Company placed its currently outstanding trust preferred securities did not require the deduction of goodwill. The rule also provides that amounts of qualifying trust preferred securities and certain minority interests in excess of the 25% limit may be included in Tier 2 capital but will be limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. The final rule provides a five-year transition period for bank holding companies to meet these quantitative limitations. While management does not anticipate that this final rule will have an impact on the Company when the five-year transition period expires, it is not possible to predict the ultimate impact of this rule on the Company.

General

     Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Illinois Department of Financial and Professional Regulation (the “DFPR”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

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

The Company

     General. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the BHCA. In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is also required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

     Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank has been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

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

     The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, non-traditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2004, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

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

The Bank

     General. The Bank is an Illinois-chartered commercial bank, the deposit accounts of which are insured by the FDIC’s Savings Association Insurance Fund (“SAIF”) and its Bank Insurance Fund (“BIF”). As an Illinois-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFPR, the chartering authority for Illinois banks, and the FDIC, designated by federal law as the primary federal regulator of state-chartered, FDIC-insured banks that, like the Bank, are not members of the Federal Reserve System (“non-member banks”).

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

     During the year ended December 31, 2004, SAIF and BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2005, SAIF and BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

     FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2004, the FICO assessment rate for SAIF members and BIF members was approximately 0.02% of deposits.

     Supervisory Assessments. All Illinois banks are required to pay supervisory assessments to the DFPR to fund the operations of the DFPR. The amount of the assessment is calculated on the basis of an institution’s total assets, including consolidated subsidiaries, as reported to the DFPR. During the year ended December 31, 2004, the Bank paid supervisory assessments to the DFPR totaling $80,000.

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

     As of December 31, 2004: (i) the Bank was not subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under FDIC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by FDIC regulations.

     Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the Illinois Banking Act, Illinois-chartered banks generally may not pay dividends in excess of their net profits.

     The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be “undercapitalized.” As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2004. Further, the Bank may not pay dividends in an amount that would reduce its capital below the amount required for the liquidation account established in connection with the Bank’s conversion from the mutual to the stock form of ownership in 1992. As of December 31, 2004, approximately $4.8 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

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

     In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the institution’s rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Non-compliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

     Branching Authority. Illinois banks, such as the Bank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.

     Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is permitted only in those states that authorize such expansion.

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

     Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $47.6 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $47.6 million, the reserve requirement is $1.218 million plus 10% of the aggregate amount of total transaction accounts in excess of $47.6 million. The first $7.0 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

Item 2. Properties

     The following sets forth information concerning the main office and each office location of the Bank at December 31, 2004. At December 31, 2004, the total net book value of our premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) was $18.3 million.

Principal Business Office:

310 S. Schuyler Avenue, Kankakee, Illinois

Banking Office Locations:

Centrue North

Main Street and U.S. 45, Ashkum, Illinois
680 S. Main Street, Bourbonnais, Illinois
980 N. Kinzie Avenue, Bradley, Illinois
654 N. Park Road, Herscher, Illinois
310 Section Line Road, Manteno, Illinois
29 N. Dixie Highway, Momence, Illinois
122 Gladiolus Avenue, Momence, Illinois

Centrue South

101 S. Page Street, Aviston, Illinois
343 Fountains Parkway, Suite 101, Fairview Heights, Illinois (1)
18001 Main Street, St. Rose, Illinois

Centrue East

1001 S. Neil Street, Champaign, Illinois
1708 S. Philo Road, Urbana, Illinois

Centrue West

180 N. Front Street, Braidwood, Illinois (1)
100 S. Broadway Street, Coal City, Illinois (1)
660 S. Broadway Street, Coal City, Illinois
1275 E. Division Street, Diamond, Illinois
317 W. Waupansie Street, Dwight, Illinois (1)
302 W. Mazon Avenue, Dwight, Illinois

(1) Leased facilities

     The Company is constructing a permanent branch location to replace the current leased space in Fairview Heights, Illinois. The construction of the permanent branch is expected to be completed in the second quarter of 2005. The Company believes that all other current facilities are adequate to meet present and immediately foreseeable needs.

Item 3. Legal Proceedings

     The Company and the Bank are involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of their business. The Bank is currently involved in litigation, however, while the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions will not have a material effect on the Company’s consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     The following table sets forth information about our stock repurchases for the three months ended December 31, 2004:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
October 1 – October 31, 2004	—	$—	—	484,663
November 1 - November 30, 2004	—	—	—	484,663
December 1 - December 31, 2004	40,000	28.13	40,000	444,663

Total	40,000	$28.13	40,000	444,663

(1) The Company announced its current stock repurchase program on October 21, 2004, which authorizes the Company to purchase up to 20% of the shares outstanding, or 484,663 shares. The plan will expire on December 31, 2005. The Company purchased all of the shares listed above on the open market and under the repurchase program.

     Page 64 of the 2004 Annual Report to Stockholders is incorporated by reference.

Item 6. Selected Financial Data

     Page 4 of the 2004 Annual Report to Stockholders is incorporated by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Pages 5 through 28 of the 2004 Annual Report to Stockholders are incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Pages 21 through 25 of the 2004 Annual Report to Stockholders are incorporated by reference.

Item 8. Financial Statements and Supplementary Data

     Pages 29 through 62 of the 2004 Annual Report to Stockholders are incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, Chief Financial Officer and Corporate Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2004. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

Item 9B. Other Information

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information concerning directors of the Company is incorporated by reference to the sections “Election of Directors” and “Corporate Governance and the Board of Directors” located in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2005, a copy of which was filed with the Securities and Exchange Commission on March 16, 2005 (the “2005 Proxy Statement”).

Executive Officers Who are Not Directors

     The business experience during the past five years with respect to executive officers of the Company and the Bank who do not serve on the Company’s board of directors is listed below. Each officer is elected annually to serve until his or her successor is elected and qualified, or until he or she is no longer employed by the Company or the Bank or is removed by the board of directors. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

     James M. Lindstrom, age 32, was named Chief Financial Officer of the Company and the Bank in July 2003. As Chief Financial Officer, Mr. Lindstrom is responsible for the Bank’s finance, information technology, mortgage and operations departments. Prior to joining Centrue, he was a principal from 2001 to 2003 with Stolberg Equity Partners, a private equity firm. From 1996 to 2000, Mr. Lindstrom held senior management roles with ChiRex, Inc., a pharmaceutical services company. Mr. Lindstrom started his career in the investment banking department at Credit Suisse First Boston and received his MBA at The Tuck School of Business at Dartmouth.

     Keith A. Francis, age 49, joined Centrue Bank in October 2004 as Chief Credit Officer, with the responsibility of the administration of all commercial, residential and consumer lending activity of the Bank. From 2000 to 2004, Mr. Francis served as Senior Vice President and Group Manager with Allegiant Bank of St. Louis. During his career, Mr. Francis has worked in the correspondent banking groups of Southwest Bank of St. Louis, Mercantile Bank of St. Louis, The Boatmen’s National Bank of St. Louis and Centerre Bank. Mr. Francis started his career as a National Bank Examiner with the Comptroller of the Currency.

     Carol S. Hoekstra, age 49, was elected Senior Vice President of the Bank in January 2004. Mrs. Hoekstra is responsible for oversight of the Bank’s human resources, training, and consumer lending departments. Mrs. Hoekstra was previously Executive Vice President and Interim Chief Operating Officer of both the Company and the Bank in 2003 and also assumed the duties of President of Centrue North on an interim basis until January 2004. She was a Senior Vice President of the Bank since 1999 and an Assistant Secretary of the Company since 1992. Previously, she was a Vice President of the Bank since 1995. Mrs. Hoekstra first joined the Bank in 1977. She rejoined the Bank in 1991 as consumer loan manager, following her return to the area from Texas where she worked at a commercial bank in consumer lending.

     Michael A. O’Gorman, age 38, joined the Bank in January 2004 as President of Centrue North which consists of eight offices in Kankakee and Iroquois counties. From 2000 to 2004, he was Community President of National City Bank in Kankakee, Illinois. From 1989 to 2000, Mr. O’Gorman also held various positions with American National Bank and Trust Company of Chicago (now Bank One), including Vice President and Division Head of its Central Illinois commercial banking operations.

     Keith M. Roseland, age 55, was promoted in October 2003 from Senior Vice President to President of Centrue West which consists of six offices in Grundy, Livingston, and Will counties. Previously, Mr. Roseland was a Senior Vice President and Chief Commercial Lending Officer of the Bank, a position he was appointed to in 2002. Mr. Roseland was Regional Commercial Lending

Officer of the Bank since 1999, and Regional Branch Manager responsible for the operation of the Coal City, Diamond and Braidwood, Illinois branches of the Bank since 1998. He had previously served as President, since 1986, of Coal City National Bank, which was acquired by the Bank in January, 1998. Mr. Roseland had been with Coal City National Bank since 1967.

     Rick R. Parks, age 39, was promoted in October 2004 to the position of President of Centrue South, after joining the company in January 2004 as senior vice president of commercial lending. He was previously employed by Union Planters Bank for 13 years as a commercial lending team leader/Senior Vice President in their Metro-East St. Louis market. Mr. Parks also worked as a loan officer for First Federal Savings Bank in Mascoutah, Illinois, for two years, and for Edward Jones as an investment representative prior to that. Rick began his banking career in 1987 at First Trust and Savings Bank in Kankakee, Illinois, and earned his MBA from St. Louis University.

Compliance with Section 16(a) of the Exchange Act

     Information concerning compliance with Section 16(a) of the Exchange Act called for by Item 10 of this Form 10-K is incorporated by reference from the section“Compliance with Section 16(a) of the Exchange Act” in the Company’s 2005 Proxy Statement.

Item 11. Executive Compensation

     Information concerning executive compensation called for by Item 11 of this Form 10-K is incorporated by reference from the section “Executive Compensation” and “Director Compensation” located in the Company’s 2005 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information concerning security ownership of certain beneficial owners and management called for by Item 12 of this Form 10-K is incorporated by reference from the section “Voting Securities and Principal Holders” in the Company’s 2005 Proxy Statement.

Aggregated Equity Plan Information

     The table below sets forth the following information as of December 31, 2004 for (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights;

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be			Number of securities
	issued upon exercise of		Weighted-average exercise	remaining available for
Plan category	outstanding options		price of outstanding options	future issuance
Equity compensation plans approved by security holders	142,300		$24.94	282,850
Equity compensation plans not approved by security holders	5,000	(1)	$18.58	0
Total	147,300		$24.72	282,850

(1)	Includes a grant of options to purchase 5,000 shares and was made in connection with the grant to Mr. Griffith upon his joining the board in December, 2002.

Item 13. Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions called for by Item 13 of this Form 10-K is incorporated by reference from the section “Certain Relationships and Related Transactions” located in the Company’s 2005 Proxy Statement.

Item 14. Principal Accountant Fees and Services

     Information concerning accounting fees and services called for by item 14 of this Form 10-K is incorporated by reference from the section “Ratification of the Appointment of Auditors” located in the 2005 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a)(1) Consolidated Financial Statements:

     The following information appearing in the Registrant’s 2004 Annual Report to Stockholders is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.1.

Pages in
Annual Report Section	Annual Report
Selected Financial Data	4

Management’s Discussion and Analysis of Financial Condition and Results of Operations	5-28

Report of Independent Registered Public Accounting Firm	29

Consolidated Balance Sheets	30

Consolidated Statements of Income	31

Consolidated Statements of Stockholders’ Equity	32

Consolidated Statements of Cash Flows	33-35

Notes to Consolidated Financial Statements	36-62

Quarterly Financial Information	62

     With the exception of those sections specifically incorporated by reference, the Registrant’s 2004 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-K.

     (a)(2) Financial Statement Schedules:

     Financial statement schedules have been omitted as the required information is contained in the consolidated financial statements and notes thereto, or because such schedules are not required or applicable.

     (a)(3) Exhibits:

Regulation		Reference to Prior Filing
S-K Exhibit		or Exhibit Number
Number	Document	Attached Hereto
3.1	Articles of Incorporation	(6)

3.2	Bylaws	(1)

4.1	Form of Rights Agreement	(4)

10.1	Stock Option Plan	(2)

10.2	401(k) Plan	(1)

10.3	Employment Agreement between the Bank and Thomas A. Daiber	(3)

10.4	Employment Agreement between the Bank and James M. Lindstrom	(3)

10.5	Employment Agreement between the Bank and Michael A. O’Gorman	(3)

10.6	Employment Agreement between the Bank and Carol S. Hoekstra	(3)

10.7	Indenture dated April 10, 2002, between the Company and Wilmington Trust Company	(6)

10.8	Indenture dated April 22, 2004, between the Company and U.S. Bank, N.A.	(5)

10.9	Non-employee Director’s Deferred Compensation Plan	(7)

10.10	Director Fee Schedule	10.10

13.1	2004 Annual Report to Stockholders	(8)

21.1	Subsidiaries of the Registrant	21.1

23.1	Consent of Independent Registered Public Accounting Firm	23.1

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)	31.1

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)	31.2

Regulation		Reference to Prior Filing
S-K Exhibit		or Exhibit Number
Number	Document	Attached Hereto
31.3	Certification of Corporate Controller Pursuant to Rule 13a-14(a)/15d-14(a)	31.3

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2

32.3	Certification of Corporate Controller Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.3

(1)	Filed on September 11, 1992, as exhibits to the Registrant’s Registration Statement No. 33-51950 on Form S-1. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(2)	Filed on May 1, 2003, as exhibits to the Registrant’s Annual Report on Form 10-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(3)	Filed on January 6, 2005, as an exhibit to the Registrant’s Form 8-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(4)	Filed on May 21, 1999, as an exhibit to the Registrant’s Form 8-K. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(5)	Filed on August 13, 2004, as an exhibit to the Registrant’s Form 10-Q. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(6)	Filed on March 30, 2004, as exhibits to the Registrant’s Annual Report on Form 10-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(7)	Filed on March 14, 2003, as an appendix to the Registrant’s Definitive Proxy Statement for 2003. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(8)	Filed on March 16, 2005, as an Annual Report to Shareholders. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRUE FINANCIAL CORPORATION

Date: March 25, 2005	By:	/s/ Thomas A. Daiber

Thomas A. Daiber,
Chief Executive Officer and President

	By:	/s/ James M. Lindstrom

James M. Lindstrom, Chief Financial Officer

	By:	/s/ John A. Betts

John A. Betts, Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael A. Griffith	3-25-05	Chairman of the Board

Michael A. Griffith	Date

/s/ Michael J. Hejna	3-25-05	Director

Michael J. Hejna	Date

/s/ Wesley E. Walker	3-25-05	Director

Wesley E. Walker	Date

/s/ Thomas A. Daiber	3-25-05	President, Chief Executive Officer and

Thomas A. Daiber	Date	Director

/s/ Mark L. Smith	3-25-05	Director

Mark L. Smith	Date

INDEX TO EXHIBITS

Regulation		Reference to Prior Filing
S-K Exhibit		or Exhibit Number
Number	Document	Attached Hereto
3.1	Articles of Incorporation	(6)

3.2	Bylaws	(1)

4.1	Form of Rights Agreement	(4)

10.1	Stock Option Plan	(2)

10.2	401(k) Plan	(1)

10.3	Employment Agreement between the Bank and Thomas A. Daiber	(3)

10.4	Employment Agreement between the Bank and James M. Lindstrom	(3)

10.5	Employment Agreement between the Bank and Michael A. O’Gorman	(3)

10.6	Employment Agreement between the Bank and Carol S. Hoekstra	(3)

10.7	Indenture dated April 10, 2002, between the Company and Wilmington Trust Company	(6)

10.8	Indenture dated April 22, 2004, between the Company and U.S. Bank N.A.	(5)

10.9	Non-employee Director’s Deferred Compensation Plan	(7)

10.10	Director Fee Schedule	10.10

13.1	2004 Annual Report to Stockholders	(8)

21.1	Subsidiaries of the Registrant	21.1

23.1	Consent of Independent Registered Public Accounting Firm	23.1

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)	31.1

Regulation		Reference to Prior Filing
S-K Exhibit		or Exhibit Number
Number	Document	Attached Hereto
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)	31.2

31.3	Certification of Corporate Controller Pursuant to Rule 13a-14(a)/15d-14(a)	31.3

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2

32.3	Certification of Corporate Controller Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.3

(1)	Filed on September 11, 1992, as exhibits to the Registrant’s Registration Statement No. 33-51950 on Form S-1. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(2)	Filed on May 1, 2003, as exhibits to the Registrant’s Annual Report on Form 10-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(3)	Filed on January 6, 2005, as an exhibit to the Registrant’s Form 8-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(4)	Filed on May 21, 1999, as an exhibit to the Registrant’s Form 8-K. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(5)	Filed on August 13, 2004, as an exhibit to the Registrant’s Form 10-Q. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(6)	Filed on March 30, 2004, as exhibits to the Registrant’s Annual Report on Form 10-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(7)	Filed on March 14, 2003, as an appendix to the Registrant’s Definitive Proxy Statement for 2003. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(8)	Filed on March 16, 2005, as an Annual Report to Shareholders. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.