Form 10-Q
period 2005-03-31
CENTRUE FINANCIAL CORP
filed 2005-05-13
CIK 891523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2005.

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From to .

Commission File Number 1-15025

CENTRUE FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-3846489

(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification Number)
or Organization)

310 South Schuyler Avenue, Kankakee, Illinois	60901

(Address of Principal Executive Offices)	(Zip Code)

(815) 937-4440

(Registrant’s telephone number, including area code)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 11, 2005, there were 2,437,260 issued and outstanding shares of the Issuer’s common stock.

CENTRUE FINANCIAL CORPORATION

PART I. — FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

	March 31	December 31
	2005	2004
	(dollars in thousands)

Assets
Cash and due from banks	$10,912	$10,760
Interest bearing due from banks and other	3,828	2,526

Cash and cash equivalents	14,740	13,286
Certificates of Deposit	50	149
Investment Securities available-for-sale, at fair value:	117,459	124,763
Loans, net of allowance for loan losses of ($5,840 and $5,475)	418,237	418,963
Loans held for sale	318	416
Premises and equipment	19,156	18,267
Goodwill	12,446	12,446
Life insurance contracts	9,201	9,110
Non-marketable equity securities	4,260	4,211
Accrued interest receivable	2,757	2,570
Intangible assets	1,713	1,774
Real estate held for sale	3,156	3,002
Other assets	3,624	2,896

Total Assets	$607,117	$611,853

Liabilities
Deposits:
Noninterest bearing	$58,627	$53,919
Interest bearing	407,213	441,858

Total Deposits	465,840	495,777
Short-term borrowings	32,174	14,188
Long-term borrowings	61,990	55,473
Other liabilities	3,801	3,239

Total Liabilities	563,805	568,677

Stockholders’ Equity
Preferred stock, $.01 par value – 500,000 shares authorized and unissued	—	—
Common stock, $.01 par value – 5,500,000 authorized; 4,200,300 shares issued	42	42
Additional paid-in capital	29,024	28,998
Retained income, partially restricted	45,162	43,925
Accumulated other comprehensive income (loss)	(1,003)	27
Unearned restricted stock (20,400 and 26,400 shares)	(492)	(512)
Treasury stock, (1,822,799 and 1,819,634 shares), at cost	(29,421)	(29,304)

Total Stockholders’ Equity	43,312	43,176

Total Liabilities and Stockholders’ Equity	$607,117	$611,853

See notes to the accompanying consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

	Three Months Ended
	March 31
	2005	2004
	(dollars in thousands)

Interest income:
Loans	$6,185	$6,293
Investments
Taxable	994	861
Tax-exempt	173	79
Deposits with banks and other	8	75
FHLB stock dividends	49	57

Total interest and dividend income	7,409	7,365
Interest expense:
Deposits	1,927	2,099
Short-term borrowings	55	—
Long-term borrowings	742	693

Total interest expense	2,724	2,792

Net interest income	4,685	4,573
Provision for loan losses	250	300

Net interest income after provision for loan losses	4,435	4,273
Noninterest income:
Fee income	1,099	892
Net gain on sale of securities	183	89
Net gain (loss) on sale of real estate held for sale	1	(7)
Net gain on sale of loans	131	106
Increase in cash surrender value of life insurance	91	100
Other	60	69

Total noninterest income	1,565	1,249
Noninterest expense:
Compensation and benefits	2,287	2,263
Occupancy, net	387	394
Furniture and equipment	329	335
Advertising	80	64
Data processing	158	163
Telephone and postage	171	129
Amortization of intangibles	61	46
Legal and professional fees	142	236
Other	660	679

Total noninterest expense	4,275	4,309

Income before income taxes	1,725	1,213
Income tax expense	488	368

Net income	$1,237	$845

Other comprehensive income (loss):
Change in unrealized gains on available for sale securities, net of related income taxes	(899)	313
Less: reclassification adjustment for gains included in net income net of related income taxes	131	59

Other comprehensive income (loss)	(1,030)	254

Comprehensive income	$207	$1,099

Basic earnings per share	$0.52	$0.33
Diluted earnings per share	$0.52	$0.33
Dividends per share	$—	$.075

See notes to the accompanying consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

	Three Months Ended
	March 31
	2005	2004
	(dollars in thousands)
Operating activities
Net income	1,237	$845
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	250	300
Depreciation and amortization	429	381
Net amortization on investments	62	(37)
Amortization of intangibles	61	46
Deferred income taxes	(74)	828
Origination of loans held for sale	(6,162)	(5,985)
Proceeds from sales of loans held for sale	6,391	5,024
Gain on sale of loans	(131)	(106)
Gain on sale of securities, net	(183)	(89)
(Gain) loss on sale of real estate held for sale	(1)	7
Compensation expense for restricted stock	20	98
Increase in cash surrender value of life insurance	(91)	(100)
Federal Home Loan Bank stock dividends	(49)	(53)
Changes in:
Accrued interest receivable	(187)	(125)
Other assets and other liabilities, net	496	1,104

Net cash provided by operating activities	2,068	2,138

Investing activities
Purchases of available for sale securities	(9,786)	(28,289)
Proceeds from sales of available for sale securities	11,014	3,948
Proceeds from maturities of available for sale securities	4,578	6,580
Proceeds from maturities of held-to-maturity securities	—	210
Proceeds from maturities of certificates of deposit	99	—
Proceeds from sales of real estate held for sale	42	197
Purchase of Parish Bank and Trust Company	—	38
Net decrease in loans	281	7,494
Purchases of bank premises and equipment	(1,318)	(249)

Net cash provided by (used) in investing activities	4,910	(10,071)

Financing activities
Net decrease in deposits	(29,936)	(5,375)
Net change in short term borrowings	17,986	—
Proceeds of long-term borrowings	19,905	—
Repayments of long-term borrowings	(13,388)	(12,488)
Proceeds from exercise of stock options	61	94
Dividends paid	—	(195)
Purchase of treasury stock	(152)	(89)

Net cash used by financing activities	(5,524)	(18,053)

Net increase (decrease) in cash and cash equivalents	1,454	(25,986)
Cash and cash equivalents – beginning of year	13,286	45,605

Cash and cash equivalents – end of period	$14,740	$19,619

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

	Three Months Ended
	March 31
	2005	2004
	(dollars in thousands)
Supplemental disclosure of cash flow information
Interest paid	$2,584	$2,602
Income taxes paid	—	—
Real estate acquired in settlement of loans	195	519

Acquisition of Parish Bank and Trust Company:
Cash paid		$4,400
Cost incurred		123

Total cost		$4,523

Assets acquired:
Cash and cash equivalents		$(4,561)
Certificates of Deposit		(298)
Investments		(8,616)
Nonmarketable equity securities		(85)
Loans, net		(7,342)
Interest receivable		(104)
Premises and equipment		(269)
Goodwill		(1,013)
Intangibles		(774)
Other assets		(72)
Liabilities assumed:
Non-interest bearing deposits		5,462
Interest-bearing deposits		13,062
Other liabilities		87

Net assets acquired		$(4,523)

Cash acquired, net of cash paid		$38

See notes to the accompanying consolidated financial statements

CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2005

Note 1 — Basis of Presentation

     The consolidated financial statements of Centrue Financial Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The December 31, 2004 balance sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report for the Company on Form 10-K for the year ended December 31, 2004.

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

     Certain 2004 amounts have been reclassified where appropriate to conform to the consolidated financial statement presentation used in 2005.

     The Company has a stock-based employee compensation plan, which is described more fully in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended
	March 31
	2005	2004
	(dollars in thousands, except per
	share data)

Net income, as reported	$1,237	$845
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	49	39

Pro forma net income	$1,188	$806

Earnings per share:
Basic – as reported	$0.52	$0.33
Basic – pro forma	0.50	0.31
Diluted – as reported	0.52	0.33
Diluted – pro forma	0.50	0.31

There have been no options granted during the first quarter of 2005. The fair value of options granted in the first quarter of 2004 have been estimated using the Black-Scholes option-pricing model with the following weighted average assumptions.

Three Months Ended
March 31, 2004
Number of options granted	5,500
Risk-free interest rate	4.06%
Expected life, in years	10
Expected volatility	21.99%
Expected dividend yield	1.25%
Estimated weighted average fair value per option	$9.36

Note 2 – Earnings Per Share

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

	Three Months Ended
	March 31
	2005	2004
	(Dollars in thousands, except per share
	data)

Basic
Net Income	$1,237	$845

Average common shares outstanding	2,359,235	2,580,331

Net income per common share – basic	$0.52	$0.33

Diluted
Net Income	$1,237	$845

Average common shares outstanding	2,359,235	2,580,331

Dilutive potential due to stock options	10,014	9,678

Average common shares outstanding	2,369,249	2,590,009

Net income per common share – diluted	$0.52	$0.33

Note 3 – Liquidity and Capital Resources

     The Company maintains a certain level of cash and other liquid assets to fund normal volumes of loan commitments, deposit withdrawals and other obligations. The following table summarizes significant contractual obligations and other commitments at March 31, 2005 (in thousands):

	Time	Long-term
Years Ended December 31,	Deposits	Borrowings (1)	Total
2005	$142,836	$30,239	$173,075
2006	54,661	9,341	64,002
2007	17,036	11,449	28,485
2008	10,776	156	10,932
2009	4,544	10,165	14,709
thereafter	1,899	640	2,539

Total	$231,752	$61,990	$293,742

Financial instruments whose contract amounts represent credit risk:
Commitment to originate loans			$13,359
Commitments to extend credit			61,295
Standby letters of credit			9,227

Total			$377,623

(1)	Fixed rate callable borrowings are included in the period of their modified duration rather than in the period in which they are due. Borrowings include fixed rate callable advances of $5 million and $2 million maturing in years 2008 and 2011 which are callable in 2005 and variable rate prepayable advances of $20 million maturing in 2006. Trust preferred debentures of $10 million mature in both 2032 and 2034, but are callable in 2007 and 2009.

Note 4 – Investments

Continuous gross unrealized losses of investments in debt and equity securities as of March 31, 2005 (in thousands) which are classified as temporary were as follows:

	Continuous unrealized losses		Continuous unrealized losses
	existing for less than 12		existing greater than
	months		12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	losses	Fair Value	losses	Fair Value	losses
Description of Securities
U.S. government agencies	$64,392	$1,008	$—	$—	$64,392	$1,008
Municipals	13,031	338	8,155	267	21,186	605
Mortgage backed securities	5,048	62	4,142	25	9,190	87
Corporate	—	—	1,951	120	1,951	120

Total temporarily impaired securities	$82,471	$1,408	$14,258	$412	$96,719	$1,733

The unrealized losses on investment securities that have been in a continuous loss position for more than 12 consecutive months are generally due to changes in interest rates and, as such, are considered to be temporary, by the Company.

Note 5 – Junior Subordinated Debt Owed to Unconsolidated Trusts

The Company issued $10.0 million in each of April 2002 and April 2004 in cumulative trust preferred securities through newly formed special-purpose trusts, Kankakee Capital Trust I (Trust I) and Centrue Statutory Trust II (Trust II). The proceeds of the offerings were invested by the trusts in junior subordinated deferrable interest debentures of Trust I and Trust II. Trust I and Trust II are wholly-owned unconsolidated subsidiaries of the Company, and their sole assets are the junior subordinated deferrable interest debentures. Distributions are cumulative and are payable quarterly at a variable rate of 3.70% and 2.65% over the LIBOR rate, respectively, (at a rate of 6.00% and 5.68% at March 31, 2005) per annum of the stated liquidation amount of $1,000 per preferred security. Interest expense on the trust preferred securities was $299,000 and $238,000 for the three months ended March 31, 2005 and 2004, respectively. The obligations of the trusts are fully and unconditionally guaranteed, on a subordinated basis, by the Company. The trust preferred securities for Trust I are mandatorily redeemable upon the maturity of the debentures on April 7, 2032, or to the extent of any earlier redemption of any debentures by the Company, and are callable beginning April 7, 2007. The trust preferred securities for Trust II are mandatorily redeemable upon the maturity of the debentures on April 22, 2034, or to the extent of any earlier redemption of any debentures by the Company, and are callable beginning April 22, 2009. Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s capital stock. For regulatory purposes, the trust preferred securities qualify as Tier I capital subject to certain provisions.

On March 1, 2005, the Board of Governors of the Federal Reserve System issued a final rule regarding the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter standards. As a result of the final rule, the Federal Reserve will limit the aggregate amount of a bank holding company’s cumulative perpetual preferred stock, trust preferred securities and other minority interests to 25% of a company’s core capital elements, net of goodwill. Regulations in place at the time the Company placed its currently outstanding trust preferred securities did not require the deduction of goodwill. The final rule also provides that amounts of qualifying trust preferred securities and certain minority interests in excess of the 25% limit may be included in Tier 2 capital but will be limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital effective March 31, 2009. The final rule provides a five-year transition period for bank holding companies to meet these quantitative limitations. While management does not anticipate that the final rule will have an impact on the Company when the five-year transition period expires, it is not possible to predict the final impact of the rule at the present time.

Note 6 – Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. (Modifications of share-based payments will be treated as replacement awards with the cost of the incremental value recorded in the financial statements.)

On April 14, 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule that amends the compliance dates for Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). Under the new rule, the Company is required to adopt SFAS No. 123R in the first quarter of fiscal 2006, beginning January 1, 2006. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

On September 30, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. The delay of the effective date of EITF 03-1 will be superceded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSP Issue 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Company.

Note 7. – Subsequent Events

     On April 8, 2005, the Company acquired for cash and stock all of the outstanding shares of Illinois Community Bancorp, Inc. (“ICB”) for a total cost of $3.3 million. The acquisition will be accounted for using the purchase method of accounting. As such, the results of operations of the acquired entity will be excluded from the consolidated financial statements of income for the periods prior to the acquisition date. At closing, ICB had assets of $29.9 million, including $17.9 million of loans, deposits of $27.7 million and stockholders’ equity of $1.4 million. This acquisition is not considered material to the Company as a whole and therefore, proforma information will not be included. It is anticipated that Illinois Community Bank, will be run as a separate banking subsidiary until merged into Centrue Bank during the third quarter of 2005.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     The Company serves the financial needs of families and local businesses in its primary market areas through the main office of Centrue Bank at 310 South Schuyler Avenue, Kankakee, Illinois and nineteen branch offices, as well as through its newly acquired subsidiary, Illinois Community Bank, located in Effingham, Illinois. The Company’s market areas include western Indiana, central and southern Illinois, and the metropolitan St. Louis, Missouri markets. The Company’s business involves attracting deposits from the general public and using such deposits to originate commercial business, commercial real estate, consumer, multi-family, construction loans and residential mortgage loans in its market areas. The Company also invests in investment securities and various types of short term liquid assets. The Company has approximately 172 full time equivalent employees.

FINANCIAL CONDITION

     The Company’s total assets were $607.1 million at March 31, 2005, a decrease of $4.8 million, or 0.8%, from $611.9 million at December 31, 2004. The decrease in total assets was primarily due to funds used for repayments on higher rate borrowings and reductions of higher rate certificates of deposit. Fluctuations in asset accounts included an increase in cash and cash equivalents of $1.5 million, premises and equipment of $889,000 and other assets of $728,000. These increases were partially offset by a decrease in investment securities of $7.3 million and a decrease in net loans including loans held for sale of $824,000.

     Cash and cash equivalents increased $1.5 million, or 11.3%, to $14.7 million from $13.3 million. Investment securities decreased $7.3 million, or 5.9%, to $117.5 million from $124.8 million. The increase in cash and cash equivalents and the decrease in investment securities was primarily a result of short-term funding and liquidity needs.

     Premises and equipment increased $889,000, or 4.9%, primarily due to costs associated with the construction of the Company’s new facility in Fairview Heights, Illinois. The facility is expected to be completed in the second quarter of 2005.

     Other assets increased $728,000, or 25.2%, to $3.6 million from $2.9 million. The increase in other assets was primarily due to an increase in deferred taxes. The increase in deferred taxes was primarily due to temporary changes in the Company’s tax position as well as unrealized losses on available for sale securities.

     Deposits decreased $29.9 million or 6.0% to $465.8 million from $495.8 million. The decrease in deposits was primarily attributable to a $26.7 million reduction in certificates of deposit partially offset by an increase in DDA accounts of $4.7 million. The decrease in certificates of deposit is partially due to efforts by the Company to restructure its deposit mix as well as a decrease in public fund deposits.

     Short-term borrowings increased $18.0 million, or 126.8%, to $32.2 million from $14.2 million. Short-term borrowings include customer repurchase agreements, federal funds purchased, and open-line borrowings from the Federal Home Loan Bank of Chicago (FHLB). The increase in short-term borrowings was primarily due to an increase in customer repurchase agreements of $4.6 million, federal funds purchased of $3.5 million, and open-line borrowings from the FHLB of $9.9 million. The increase in short-term borrowings was primarily due to short-term liquidity needs.

     Long-term borrowings increased $6.5 million, or 11.7%, to $62.0 million from $55.5 million. Long-term borrowings include advances from the FHLB, term repurchase agreements, junior subordinated debt owed to unconsolidated trusts, and notes payable. The increase in long-term borrowings was due to an increase in FHLB advances, partially offset by a decrease in term repurchase agreements.

     Stockholders’ equity increased $136,000 or 0.3% to $43.3 million from $43.2 million at December 31, 2004. The increase in stockholders’ equity was primarily due to net income, partially offset by a decrease in accumulated other comprehensive income of $1.0 million. Equity per share of common stock increased by $0.08 to $18.22 at March 31, 2005 from $18.14 at December 31, 2004.

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

     During the first quarter, non-accrual loans decreased $837,000 and accruing loans delinquent 90 days or more increased $809,000. These fluctuations were primarily due to one large commercial borrower that was brought back to accrual status due to a pending sale of property which would repay all principal and interest due. The sale was completed in early April. During the quarter, the Company entered into a contract to sell its primary foreclosed asset which had a book value of $2.9 million at March 31, 2005. The contract allows the Bank to sell the property and receive net proceeds approximately equal to its carrying value and redeploy these funds into earning assets. The sale is expected to close in the third quarter. Management is in various stages of workout or liquidation with the remaining nonperforming loans.

	March 31	December 31
	2005	2004	Change
	(dollars in thousands)
Non-accruing loans	$5,932	$6,769	$(837)
Accruing loans delinquent 90 days or more	1,031	222	809

Total nonperforming loans	6,963	6,991	(28)
Foreclosed assets	3,156	3,002	154
Troubled debt restructuring	41	42	(1)

Total nonperforming assets	$10,160	$10,035	$125

Allowance for loan losses to total loans	1.37%	1.29%
Allowance for loan losses to nonperforming loans	83.87%	78.32%
Nonperforming loans to total loans	1.64%	1.65%
Nonperforming assets to total loans and foreclosed property	2.37%	2.35%
Nonperforming assets to total assets	1.67%	1.64%

     One measure of the adequacy of the allowance for loan losses is the ratio of the allowance for loan losses to total loans. The ratio of the allowance for loan losses to total loans was 1.37% and 1.29% at March 31, 2005 and December 31, 2004, respectively. The ratio of the allowance for loan losses to non-performing loans increased to 83.87% as of March 31, 2005 compared to 78.32% at December 31, 2004. The increase in this ratio, which excludes foreclosed assets and restructured troubled debt, was the result of an increase of $365,000 in the allowance for loan losses.

     Total classified loans at March 31, 2005 decreased to $18.1 million compared to $19.4 million at December 31, 2004. The Company has adopted a new loan policy and implemented new loan approval, documentation and monitoring processes. The Company has also recruited and employed an experienced commercial lending team including three new regional presidents, each of whom is an experienced commercial lender, as well as two other seasoned commercial lenders. In 2004, the Company recruited a Chief Credit Officer to strengthen our monitoring of credit quality and the overall loan portfolio. His duties include responsibility for all credit administration activities and to oversee an independent review of new and existing loans in the portfolio. These initiatives have already had a positive impact on the monitoring of the loan portfolio. The Company will continue to attempt to improve the loan monitoring processes.

     The Company recognized charge offs in the amount of $77,000 during the first quarter of 2005 and had no chargeoffs during the first quarter of 2004. Recoveries totaled $192,000 for 2005 and no recoveries were recorded for 2004. The provision for loan losses totaled $250,000 and $300,000 during the first quarters of 2005 and 2004.

     The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Management’s methodology to determine the adequacy of the allowance for loan losses considers specific credit reviews, past loan loss experience, current economic conditions and trends, and the volume, growth and composition of the loan portfolio. Based upon the Company’s quarterly analysis of the adequacy of the allowance for loan losses, considering remaining collateral of loans with more than a normal degree of risk, historical loan loss percentages and economic conditions, it is management’s belief that the allowance for loan losses at March 31, 2005 was adequate. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

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

CRITICAL ACCOUNTING POLICIES

     In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in preparing its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the following discussion, including the allowance for loan losses, goodwill, real estate held for sale and mortgage servicing rights, addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

     Real Estate Held for Sale – Real estate held for sale is recorded at the property’s fair value at the date of foreclosure (cost). Initial valuation adjustments, if any, are charged against the allowance for loan losses. Property is evaluated to ensure the recorded amount is supported by its current fair value. Subsequent declines in estimated fair value are charged to expense when incurred.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004

          For the three months ended March 31, 2005, net income increased $392,000 to $1.2 million from $845,000 for the three months ended March 31, 2004. The increase in net income was primarily due to an increase in net interest income of $112,000 and noninterest income of $316,000, partially offset by an increase in income tax expense of $120,000.

          Net interest income for the quarter increased $112,000 or 2.4% to $4.7 million, from $4.6 million in 2004. Interest income increased by $44,000 and interest expense decreased by $68,000. Net interest margin increased to 3.56% compared to 3.32% for 2004. The increase in the net interest margin was primarily a result of the Company’s effort to replace lower earning assets, such as federal funds sold, with commercial loans and tax-advantaged investments as well as a disciplined strategy to improve our deposit mix.

NET INTEREST INCOME ANALYSIS (UNAUDITED)
CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

	Three Months Ended March 31,
	2005			2004
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (3)	$418,584	$6,206	6.01%	$430,213	$6,315	5.93%
Investments securities (2) (3)	118,761	1,237	4.22%	94,588	976	4.13%
Other interest-earning assets	2,370	8	1.37%	33,658	75	0.90%
FHLB stock	3,612	49	5.50%	3,323	57	6.81%

Total interest-earning assets	543,327	7,500	5.60%	561,782	7,423	5.33%

Other assets	57,770			49,038

Total assets	$601,097			$610,820

Interest-bearing liabilities:
Certificate accounts	$243,751	1,576	2.62%	$272,039	1,759	2.60%
Savings deposits	88,721	133	0.61%	87,635	147	0.68%
Demand and NOW deposits	88,476	218	1.00%	87,441	193	0.89%
Customer repurchase agreements	11,814	55	1.89%	—	—	—
Borrowings	64,148	742	4.69%	62,586	693	4.51%

Total interest-bearing liabilities	496,910	2,724	2.22%	509,701	2,792	2.21%

Non-interest bearing demand deposits	58,018			50,368
Other liabilities	2,438			4,662

Total liabilities	557,366			564,731

Stockholders’ equity	43,731			46,089

Total liabilities and stockholders’ equity	$601,097			$610,820

Net interest income		$4,776			$4,631

Net interest rate spread			3.38%			3.12%

Net earning assets	$46,417			$52,081

Net yield on average interest-earning assets (net interest margin)			3.56%			3.32%

Average interest-earning assets to average interest-bearing liabilities		109.34%			110.22%

(1)	Calculated including loans held for sale, and net of deferred loan fees, loan discounts, loans in process and the allowance for losses on loans.

(2)	Calculated including investment securities available-for-sale and certificates of deposit.

(3)	Presented on a fully tax-equivalent basis, assuming a tax rate of 34%.

     Interest income increased $44,000, to $7.4 million. The increase was primarily attributable to an increase in interest rates, partially offset by a decrease in average earning assets. Average earning assets decreased $18.5 million to $543.3 million from $561.8 million in 2004. The average tax equivalent rate earned on earning assets increased 27 basis points to 5.60% from 5.33%. The increase in the yield earned on interest-earning assets was the result of the gradual change in the loan mix from real estate loans to commercial loans. Average real estate loans decreased $44.5 million and average commercial loans increased $33.4 million. The decrease in the average balance of interest-earning assets was primarily due to $20.2 million of long-term fixed rate mortgage loans which were sold during 2004. The loans were sold as part of the Company’s asset liability policy.

     Interest expense decreased $68,000 to $2.7 million from $2.8 million in 2004. The decrease was primarily attributable to a decrease in the average balance of interest bearing liabilities, partially offset by an increase in the rate paid on average interest bearing liabilities. The rate paid on interest bearing liabilities increased 1 basis point to 2.22% from 2.21% in 2004. Average interest-bearing liabilities decreased $12.8 million to $496.9 million from $509.7 million. The decrease in average interest-bearing liabilities was primarily attributable to a decrease in certificates of deposit. The Company has been actively working to reduce its cost of funds through improving the overall deposit mix, which has included decreasing the level of certificates of deposit. The increase in the average yield on interest-bearing liabilities resulted from increasing market interest rates.

	Three Months Ended
	March 31		Change
	2005	2004	Amount	Percent
		(dollars in thousands)
Noninterest income:
Fee income	$1,099	$892	$207	23.2%
Net gain (loss) on sale of securities	183	89	94	105.6
Net gain on sale of real estate held for sale	1	(7)	8	114.3
Net gain on sale of loans	131	106	25	23.6
Increase in cash surrender value of life insurance	90	100	(10)	(10.0)
Other	61	69	(8)	(11.6)

Total	$1,565	$1,249	$316	25.3%

     Noninterest income increased $316,000 to $1.6 million from $1.2 million in 2004. The increase was primarily attributable to an increase in fee income of $207,000 and gain on sale of securities of $94,000. The increase in fee income was primarily due to the overdraft protection program that was implemented during the third quarter of 2004. The gain on sale of securities was part of our asset liability management.

	Three Months Ended
	March 31		Change
	2005	2004	Amount	Percent
		(dollars in thousands)
Noninterest expense:
Compensation and benefits	$2,287	$2,263	$24	1.1%
Occupancy, net	387	394	(7)	(1.8)
Furniture and equipment	329	335	(6)	(1.8)
Advertising	80	64	16	25.0
Data processing	158	163	(5)	(3.1)
Telephone and postage	171	129	42	32.6
Amortization of Intangibles	61	46	15	32.6
Legal and professional fees	142	236	(94)	(39.8)
Other	660	679	(19)	(2.8)

Total	$4,275	$4,309	$(34)	(0.8)%

     Noninterest expense remained stable with a decrease of $34,000 compared to 2004. There were no significant changes in any of the major noninterest expense categories. Several cost control initiatives were instituted in late 2003 and early 2004 which have helped us control our costs and maintain our level of noninterest expense.

     Income tax expense increased $120,000 to $488,000 from $368,000 in 2004, although the effective income tax rate decreased to 28.3% from 30.3%. The decrease in the effective rate was primarily due to an increase in tax-exempt income from municipal securities.

REGULATORY CAPITAL REQUIREMENTS

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined by the regulations) to average assets (as defined) and Total and Tier I capital (as defined) to risk-weighted assets (as defined). Management believes, as of March 31, 2005, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

     As of March 31, 2005, the most recent notification from the Bank’s primary regulators, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2005
Tier 1 Capital to Average Assets
Centrue Financial	44,929	7.31%	24,575	4.00%	N/A
Centrue Bank	46,418	8.01%	23,171	4.00%	28,964	5.00%
Tier I Capital to Risk Weighted Assets
Centrue Financial	44,929	10.76%	16,702	4.00%	N/A
Centrue Bank	46,418	11.24%	16,522	4.00%	24,783	6.00%
Total Capital to Risk Weighted Assets
Centrue Financial	55,384	13.26%	33,404	8.00%	N/A
Centrue Bank	51,589	12.49%	33,044	8.00%	41,305	10.00%

As of December 31, 2004
Tier 1 Capital to Average Assets
Centrue Financial	43,312	7.32%	23,674	4.00%	N/A
Centrue Bank	45,656	7.81%	23,382	4.00%	29,227	5.00%
Tier I Capital to Risk Weighted Assets
Centrue Financial	43,312	11.01%	15,742	4.00%	N/A
Centrue Bank	45,656	11.32%	16,136	4.00%	24,204	6.00%
Total Capital to Risk Weighted Assets
Centrue Financial	53,857	13.69%	31,483	8.00%	N/A
Centrue Bank	50,703	12.57%	32,272	8.00%	40,340	10.00%

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

          The Company’s net income and economic value of equity (”EVE”), in the normal course of business, are exposed to interest rate risk, and can vary based on changes in the general level of interest rates. All financial products carry some amount of interest rate risk, and substantial portions of both the Company’s assets and liabilities are financial products. These include investment securities, loans, deposits and borrowed money. Off-balance sheet items, such as loan commitments, letters of credit, commitments to buy or sell loans or securities, and derivative financial instruments, also carry some amount of interest rate risk.

          The funds management committee generally uses three types of analysis in measuring and reviewing the Company’s interest rate sensitivity. These are static GAP analysis, dynamic gap analysis and economic value of equity. The static GAP analysis measures assets and liabilities as they reprice in various time periods and is discussed under the heading of Asset/Liability Management on page 21 of the 2004 Annual Report to Shareholders.

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

          The following table presents the Bank’s EVE ratios for the various rate change levels at March 31, 2005 and December 31, 2004:

	EVE Ratios
	March 31,	December 31,
Changes in Interest Rates	2005	2004

300 basis point rise	7.84%	7.54%
200 basis point rise	8.08%	7.88%
100 basis point rise	8.13%	8.06%
Base rate scenario	7.87%	7.91%
100 basis point decline	6.49%	6.60%

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

          The EVE ratio is calculated by the Company’s fixed income investment advisor, and reviewed by management, on a quarterly basis utilizing information about the Company’s assets, liabilities and off-balance sheet items, which is provided by the Company. The calculation is designed to estimate the effects of hypothetical rate changes on the EVE, utilizing projected cash flows, and is based on numerous assumptions, including relative levels of market interest rates, loan prepayment speeds and deposit decay rates. Actual changes in the EVE, in the event of market interest rate changes of the type and magnitude used in the calculation, could differ significantly. Additionally, the calculation does not account for possible actions taken by the funds management committee to mitigate the adverse effects of changes in market interest rates.

ITEM 4. Controls and Procedures

          An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, Chief Financial Officer and Corporate Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2005. Based on that evaluation, the Company’s management, including the Chief Executive Officer, Chief Financial Officer and Corporate Controller, concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls or in other factors that have materially affected or that are reasonably likely to materially affect internal controls.

CENTRUE FINANCIAL CORPORATION

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company or the Bank is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information about our stock repurchases for the three months ended March 31, 2005:

			Total Number of
			Shares
			Purchased as	Maximum Number of
			Part of Publicly	Shares that May
			Announced	Yet Be Purchased
	Total Number of	Average Price Paid	Plans or	Under the Plans or
Period	Shares Purchased	per Share	Programs	Programs
January 1 – January 31, 2005	5,365	$28.35	45,365	439,298
February 1 – February 28, 2005	—	—	—	439,298
March 1 - March 31, 2005				439,298

Total	5,365	$28.35	45,365	439,298

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

Item 3. Defaults Upon Senior Securities

            None

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on April 22, 2005. At the meeting, stockholders voted to approve the election of Michael J. Hejna as a director of the Company until 2008. Thomas A. Daiber, Mark L. Smith and Wesley E. Walker will continue to serve as directors until 2006 and Michael A. Griffith will continue to serve as a director until 2007. Stockholders also voted to approve the appointment of McGladrey & Pullen LLP as the Company’s auditors for the year ending December 31, 2005.

The matters approved by stockholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

1. For the election of one (1) director of the Company:

NOMINEE: Michael J. Hejna

FOR	WITHHELD
2,255,303	32,552

2.	To approve the appointment of McGladrey & Pullen LLP as the Company’s auditors for the year ending December 31, 2005.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
2,279,577	4,862	3,416	—

Item 5. Other Information

            None

Item 6. Exhibits

a.	Exhibits

	10.1	Amendment No. 1 to the Centrue Financial Corporation 2003 Stock Incentive Plan

	10.2	Addendum to Incentive Stock Option Agreement between Centrue Financial Corporation and Keith M. Roseland

	31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

	31.3	Certification of Corporate Controller Pursuant to Rule 13a-14(a)/15d-14(a)

	32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Corporate Controller Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CENTRUE FINANCIAL CORPORATION

SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRUE FINANCIAL CORPORATION
Registrant

Date: May 12, 2005	/s/ THOMAS A. DAIBER

President and Chief Executive Officer

Date: May 12, 2005	/s/ JAMES M. LINDSTROM

Chief Financial Officer and
Senior Vice President

Date: May 12, 2005	/s/ JOHN A. BETTS

Vice President and
Corporate Controller