Form 10-Q
period 2005-06-30
CENTRUE FINANCIAL CORP
filed 2005-08-15
CIK 891523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005.
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 12, 2005, there were 2,366,939 issued and outstanding shares of the Issuer’s common stock.

CENTRUE FINANCIAL CORPORATION

PART I. — FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
CENTRUE FINANCIAL CORPORATION AND SUBSIDIARIES

	June 30,	December 31,
	2005	2004
	(dollars in thousands)
Assets
Cash and due from banks	$16,628	$10,760
Interest bearing due from banks and other	6,299	2,526
Federal funds sold	2,667	—
Cash and cash equivalents	25,594	13,286
Certificates of Deposit	50	149
Investment Securities available-for-sale, at fair value	124,052	124,763
Loans, net of allowance for loan losses of $5,740 and $5,475	425,099	418,963
Loans held for sale	5,754	416
Premises and equipment	21,750	18,267
Goodwill	13,480	12,446
Life insurance contracts	9,288	9,110
Non-marketable equity securities	4,970	4,211
Accrued interest receivable	2,876	2,570
Intangible assets	2,065	1,774
Real estate held for sale	1,734	3,002
Other assets	2,890	2,896

Total Assets	$639,602	$611,853

Liabilities
Deposits:
Noninterest bearing	$62,614	$53,919
Interest bearing	451,308	441,858

Total Deposits	513,922	495,777
Short-term borrowings	12,578	14,188
Long-term borrowings	63,136	55,473
Other liabilities	5,336	3,239

Total Liabilities	594,972	568,677

Stockholders’ Equity
Preferred stock, $.01 par value – 500,000 shares authorized and unissued	—	—
Common stock, $.01 par value – 5,500,000 authorized; 4,200,300 shares issued and outstanding	42	42
Additional paid-in capital	29,722	28,998
Retained income, partially restricted	46,014	43,925
Accumulated other comprehensive income (loss)	(427)	27
Unearned restricted stock (19,300 and 26,400 shares)	(406)	(512)
Treasury stock, (1,833,361 and 1,819,634 shares), at cost	(30,315)	(29,304)

Total Stockholders’ Equity	44,630	43,176

Total Liabilities and Stockholders’ Equity	$639,602	$611,853

See notes to the accompanying consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
CENTRUE FINANCIAL CORPORATION AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans	$6,687	$6,144	$12,872	$12,438
Investments	1,229	1,059	2,396	1,999
Deposits with banks and other	15	18	23	94
FHLB stock dividends	56	52	105	108

Total interest and dividend income	7,987	7,273	15,396	14,639
Interest expense:
Deposits	2,155	1,918	4,100	4,017
Long-term borrowings	866	467	1,589	1,048
Short-term borrowings	69	218	125	331

Total interest expense	3,090	2,603	5,814	5,396

Net interest income	4,897	4,670	9,582	9,243
Provision for loan losses	251	300	501	600

Net interest income after provision for loan losses	4,646	4,370	9,081	8,643
Noninterest income:
Fee income	1,330	990	2,429	1,881
Net gain on sale of securities	—	—	183	89
Net gain (loss) on sale of real estate held for sale	(8)	46	(6)	39
Net gain on sale of loans	158	317	289	423
Increase in cash surrender value of life Insurance contracts	87	99	178	199
Other	140	51	198	121

Total noninterest income	1,707	1,503	3,271	2,752
Noninterest expense:
Compensation and benefits	2,503	2,134	4,790	4,397
Occupancy, net	391	325	778	720
Furniture and equipment	803	354	1,133	689
Advertising	80	57	160	121
Data processing	160	137	318	300
Telephone and postage	153	152	324	281
Amortization of intangibles	72	61	133	107
Legal and professional fees	319	166	461	402
Other	791	761	1,450	1,439

Total noninterest expense	5,272	4,147	9,547	8,456

Income before income taxes	1,081	1,726	2,805	2,939
Income tax expense	228	544	716	911

Net income	$853	$1,182	$2,089	$2,028

Other comprehensive income (loss):
Change in unrealized gains or losses on available for sale securities, net of related income taxes	577	(1,843)	(323)	(1,530)
Less: reclassification adjustment for gains included in net income net of related income taxes	—	—	131	59

Other comprehensive income (loss)	577	(1,843)	(454)	(1,589)

Comprehensive income (loss)	$1,430	$(661)	$1,635	$439

Basic earnings per share	$0.36	$0.47	$0.88	$0.79
Diluted earnings per share	$0.36	$0.46	$0.88	$0.79
Dividends per share	—	—	$—	$0.075
See the accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CENTRUE FINANCIAL CORPORATION AND SUBSIDIARIES

	Six Months Ended
	June 30
	2005	2004
	(dollars in thousands)
Operating activities
Net income	$2,089	$2,028
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	501	600
Depreciation and amortization	1,145	850
Net amortization on investments	111	(171)
Amortization of intangibles	133	107
Deferred income taxes	1,977	818
Origination of loans held for sale	(14,017)	(14,923)
Proceeds from sales of loans held for sale	14,015	14,622
Gain on sale of loans	(289)	(423)
Gain on sale of securities	(183)	(89)
(Gain) loss on sale of real estate held for sale	6	(39)
Compensation expense for restricted stock	103	147
Increase in cash surrender value of life insurance contracts	(178)	(199)
Federal Home Loan Bank stock dividends	(120)	(108)
Changes in:
Accrued interest receivable	(197)	(54)
Other assets and other liabilities, net	456	584

Net cash provided by operating activities	5,552	3,750

Investing activities
Proceeds from maturities of certificates of deposit	99	100
Purchases of available for sale securities	(9,786)	(40,460)
Proceeds from sales of available for sale securities	9,015	3,948
Proceeds from maturities of available for sale securities	7,383	18,132
Proceeds from maturities of held-to-maturity securities	—	211
Proceeds from sales of real estate held for sale	1,612	196
Acquisitions, net	357	38
Net (increase) decrease in loans	5,776	(3,430)
Purchases of bank premises and equipment	(2,200)	(443)

Net cash (used in) provided by investing activities	12,256	(21,709)

Financing activities
Net increase (decrease) in deposits	(9,612)	(11,840)
Net change in short-term borrowings	(1,610)
Proceeds from long-term borrowings	21,405	11,795
Repayments of long-term borrowings	(13,742)	(12,934)
Proceeds from exercise of stock options	62	94
Dividends paid	—	(195)
Purchase of treasury stock	(2,003)	(2,317)

Net cash used in financing activities	(5,500)	(15,398)

Net increase (decrease) in cash and cash equivalents	12,308	(33,357)
Cash and cash equivalents – beginning of year	13,286	45,605

Cash and cash equivalents – end of period	$25,594	$12,248

	Six Months Ended
	June 30
	2005	2004
	(dollars in thousands)
Supplemental disclosure of cash flow information
Interest paid	$4,787	$5,513
Income taxes paid	525	1,290
Real estate acquired in settlement of loans	195	519

Acquisitions, net:
Assets acquired:
Certificates of Deposit	$—	$(298)
Investments	(6,561)	(8,616)
Loans, net	(12,608)	(7,342)
Loans held for sale	(5,047)	—
Interest receivable	(109)	(104)
Premises and equipment	(2,428)	(269)
Goodwill	(1,034)	(1,013)
Intangibles	(424)	(774)
Real Estate held for sale	(155)	—
Non-marketable securities	(639)	—
Other assets	(108)	(157)
Liabilities assumed:
Deposits	27,757	18,524
Other liabilities	56	87
Treasury Stock issued	1,657	—

Cash received, net of cash paid	$357	$38

See the accompanying notes to consolidated financial statements.

CENTRUE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2005
Note 1 — Basis of Presentation
     The consolidated financial statements of Centrue Financial Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The December 31, 2004 balance sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report for the Company on Form 10-K for the year ended December 31, 2004.
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Centrue Bank, an Illinois chartered commercial bank and Illinois Community Bank, an Illinois chartered savings bank (the ”Banks”). All material intercompany transactions and balances are eliminated. The Company is a financial holding company that engages in its business through its subsidiaries, in a single significant business segment.
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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
Net income, as reported	$853	$1,182	$2,089	$2,028
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	142	185	191	224

Pro forma net income	$711	$997	$1,898	$1,804

Earnings per share:
Basic – as reported	$0.36	$0.47	0.88	0.79
Basic – pro forma	0.30	0.39	0.80	0.70
Diluted – as reported	0.36	0.46	0.88	0.79
Diluted – pro forma	0.30	0.39	0.80	0.70
The fair value of options granted in 2005 and 2004 has been estimated using the Black-Scholes option-pricing model with the following weighted average assumptions.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Number of options granted	25,000	20,000	25,000	25,500
Risk-free interest rate	4.27%	4.45%	4.27%	4.37%
Expected life, in years	5	10	5	10
Expected volatility	16%	23%	16%	23%
Expected dividend yield	—	—	—	0.27%
Estimated weighted average fair value per option	6.74	11.97	6.74	11.41
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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(dollars in thousands, except share and per share data)
Basic
Net income	$853	$1,182	$2,089	$2,028

Average common shares outstanding	2,379,121	2,536,965	2,369,233	2,558,500

Net income per common share – basic	$0.36	$0.47	$0.88	$0.79

Diluted
Net income	$853	$1,182	$2,089	$2,028

Average common shares outstanding	2,379,121	2,536,965	2,369,233	2,558,500

Dilutive potential due to stock options	5,784	8,240	7,414	8,968

Average common shares outstanding	2,384,905	2,545,205	2,376,647	2,567,468

Net income per common share – diluted	$0.36	$0.46	$0.88	$0.79

Note 3 – Liquidity and Capital Resources
     The Company maintains a certain level of cash and other liquid assets to fund normal volumes of loan commitments, deposit withdrawals and other obligations. The following table summarizes significant contractual obligations and other commitments at June 30, 2005 (in thousands):

	Time	Long-term
Years Ended December 31,	Deposits	Borrowings (1)	Total
2005	$114,726	$2,668	$117,394
2006	94,681	31,041	125,722
2007	33,180	11,449	44,629
2008	11,828	5,156	16,984
2009	4,533	10,165	14,698
thereafter	2,752	2,657	5,409

Total	$261,700	$63,136	$324,836

Financial instruments whose contract amounts represent credit risk:
Commitment to originate loans			$15,356
Commitments to extend credit			22,845
Standby letters of credit			7,641

Total			$370,678

(1)	Fixed rate callable borrowings are included in the period of their modified duration rather than in the period in which they are due. Borrowings include fixed rate callable advances of $5 million and $2 million maturing in years 2008 and 2011 which are callable in 2005 and variable rate prepayable advances of $20 million maturing in 2006. Trust preferred debentures of $10 million mature in both 2032 and 2034, but are callable in 2007 and 2009.

Note 4 – Investments
Continuous gross unrealized losses of investments in debt and equity securities as of June 30, 2005 (in thousands) which are classified as temporary were as follows:

	Continuous unrealized losses		Continuous unrealized
	existing for less than 12		losses existing greater
	months		than 12 months		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	losses	Fair Value	losses	Fair Value	losses
U.S. government agencies	$52,018	$278	$—	$—	$52,018	$278
Municipals	4,726	30	16,721	440	21,447	470
Mortgage backed securities	1,954	12	6,183	139	8,137	151
Corporate	—	—	1,988	80	1,988	80

Total temporarily impaired securities	$58,698	$320	$24,892	$659	$83,590	$979

The unrealized losses on investment securities that have been in a continuous loss position for more than 12 consecutive months are generally due to changes in interest rates and, as such, are considered to be temporary, by the Company.
Note 5 – Junior Subordinated Debt Owed to Unconsolidated Trusts
     The Company issued $10.0 million in each of April 2002 and April 2004 in cumulative trust preferred securities through newly formed special-purpose trusts, Kankakee Capital Trust I (Trust I) and Centrue Statutory Trust II (Trust II). The proceeds of the offerings were invested by the trusts in junior subordinated deferrable interest debentures of Trust I and Trust II. Trust I and Trust II are wholly-owned unconsolidated subsidiaries of the Company, and their sole assets are the junior subordinated deferrable interest debentures. Distributions are cumulative and are payable quarterly at a variable rate of 3.70% and 2.65% over the LIBOR rate, respectively, (at a rate of 7.11% and 6.07% at June 30, 2005) per annum of the stated liquidation amount of $1,000 per preferred security. Interest expense on the trust preferred securities was $334,000 and $218,000 for the three months ended June 30, 2005 and 2004, and $633,000 and $331,000 for the six months ended June 30, 2005 and 2004, respectively. The obligations of the trusts are fully and unconditionally guaranteed, on a subordinated basis, by the Company. The trust preferred securities for Trust I are mandatorily redeemable upon the maturity of the debentures on April 7, 2032, or to the extent of any earlier redemption of any debentures by the Company, and are callable beginning April 7, 2007. The trust preferred securities for Trust II are mandatorily redeemable upon the maturity of the debentures on April 22, 2034, or to the extent of any earlier redemption of any debentures by the Company, and are callable beginning April 22, 2009. Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s capital stock. For regulatory purposes, the trust preferred securities qualify as Tier I capital subject to certain provisions.
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

Note 7. – Acquisition of Illinois Community Bancorp, Inc.
     On April 8, 2005, the Company acquired for cash and stock all of the outstanding shares of Illinois Community Bancorp, Inc. (“ICB”) for a total cost of $3.3 million. As a result of the acquisition, ICB was dissolved and Illinois Community Bank became a wholly owned subsidiary of the Company. The acquisition was accounted for using the purchase method of accounting. As such, the results of operations of the acquired entity are excluded from the consolidated financial statements of income for the periods prior to the acquisition date. The purchase price has been allocated based on the fair values at the date of acquisition. This allocation resulted in intangible assets of $424,000 and a preliminary goodwill calculation of $1.0 million. The Company expects to continue to adjust the goodwill amount as acquisition related costs are realized. It is anticipated that the final goodwill amount will be determined during the third quarter of 2005. The intangible assets are being amortized over ten years. At closing, ICB had assets of $29.8 million, including $17.7 million of loans, deposits of $27.8 million and stockholders’ equity of $1.4 million. It is anticipated that Illinois Community Bank will be merged into Centrue Bank during the third quarter of 2005.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
     The Company serves the financial needs of families and local businesses in its primary market areas through Centrue Bank’s main banking office at 310 South Schuyler Avenue, Kankakee, Illinois and nineteen branch offices, as well as through its newly acquired subsidiary, Illinois Community Bank located in Effingham, Illinois. The Company’s market areas include central and southern Illinois, western Indiana and the metropolitan St. Louis, Missouri markets. The Company’s business involves attracting deposits from the general public and using such deposits to originate commercial business, commercial real estate, consumer, multi-family, construction and residential mortgage loans in its market areas. The Company also invests in investment securities and various types of short term liquid assets. The Company has approximately 200 full time equivalent employees.
FINANCIAL CONDITION
     The Company’s total assets were $639.6 million at June 30, 2005, an increase of $27.7 million or 4.5%, from $611.9 million at December 31, 2004. Fluctuations in asset accounts were represented by an increase in cash and cash equivalents of $12.3 million, net loans and loans held for sale of $11.5 million, goodwill of $1.0 million and premises and equipment of $3.5 million. These increases were partially offset by a decrease in investment securities of $711,000 and a decrease in real estate held for sale of $1.3 million.
     Cash and cash equivalents increased $12.3 million or 92.6% to $25.6 million from $13.3 million. The increase in cash and cash equivalents was primarily due to the acquisition of ICB. Investment securities decreased $711,000 or (0.6%) to $124.1 million from $124.8 million. The decrease in investment securities was a result of short-term liquidity needs. The decrease in real estate held for sale of $1.3 million or (42.2%) was primarily due to the sale of a portion of the Company’s largest real estate owned property. Management has entered into a contract to sell the remaining portion of the property and anticipates closing during the third quarter of 2005.

     Net loans, including loans held for sale, increased $11.5 million or 2.7% to $430.9 million from $419.4 million. The increase in loans was primarily due to the ICB acquisition.
     Premises and equipment increased $3.5 million, or 19.1%, primarily due to the costs associated with the construction of the Company’s new facility in Fairview Heights, Illinois and the acquisition of ICB.
     Goodwill increased $1.0 million or 8.3% to $13.4 million from $12.4 million. Intangible assets increased $291,000 or 16.4% to $2.1 million from $1.8 million. The increase in goodwill and intangible assets was a result of the ICB acquisition.
     Nonmarketable equity securities increased $759,000 or 18.0% to $5.0 million from $4.2 million, again primarily due to the acquisition of ICB.
     Deposits increased $18.1 million or 3.7% to $513.9 million from $495.8 million. The net increase in deposits was primarily attributable to the acquisition of ICB and was partially offset by a reduction in certificates of deposit as a result of our more disciplined pricing strategy on deposits. Short-term borrowings decreased $1.6 million from $14.2 million to $12.6 million and long-term borrowings increased $7.7 million to $63.1 million from $55.4 million in 2004. The decrease in short-term borrowings and increase in long-term borrowings was due to the Company’s decision to lengthen liabilities in a rising interest rate environment.
     Stockholders’ equity increased $1.5 million or 3.4% to $44.6 million from $43.1 million at December 31, 2004. There were 2,366,939 shares of common stock outstanding at June 30, 2005, compared to 2,380,666 shares at December 31, 2004. Equity per share of common stock increased by $0.72 to $18.86 at June 30, 2005 from $18.14 at December 31, 2004.
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
     During the second quarter, total nonperforming loans decreased $1.3 million from the end of 2004, which was mainly attributable to loans that were repaid from two large commercial borrowers. Foreclosed assets decreased $1.3 million due to the sale of a portion of the Company’s largest real estate owned property. Management has entered into a contract to sell the remaining portion of the property and expects the closing to occur during the third quarter of 2005.

	June 30	December 31
	2005	2004	Change
	(dollars in thousands)
Non-accruing loans	$5,266	$6,769	$(1,503)
Accruing loans delinquent 90 days or more	389	222	167

Total nonperforming loans	5,655	6,991	(1,336)
Foreclosed assets	1,734	3,002	(1,268)

	June 30	December 31
	2005	2004	Change
	(dollars in thousands)
Troubled debt restructuring	39	42	(3)

Total nonperforming assets	$7,428	$10,035	$(2,607)

Allowance for loan losses to total loans	1.32%	1.29%
Allowance for loan losses to nonperforming loans	101.51%	78.32%
Nonperforming loans to total loans	1.31%	1.65%
Nonperforming assets to total loans and foreclosed property	1.72%	2.35%
Nonperforming assets to total assets	1.16%	1.64%
     One measure of the adequacy of the allowance for loan losses is the ratio of the allowance for loan losses to total loans. The ratio of the allowance for loan losses to total loans was 1.32% and 1.29% at June 30, 2005 and December 31, 2004, respectively. The ratio of the allowance for loan losses to non-performing loans increased to 101.51% as of June 30, 2005 compared to 78.32% at December 31, 2004. The increase in this ratio, which excludes foreclosed assets and restructured troubled debt, was the result of the decrease of $1.3 million of nonperforming loans and an increase in allowance for loan losses of $265,000.
     Total classified loans at June 30, 2005 decreased to $12.9 million compared to $19.4 million at December 31, 2004. The Company has adopted a new loan policy and implemented new loan approval, documentation and monitoring processes. The Company has also recruited and employed an experienced commercial lending team including three new regional presidents, each of whom is an experienced commercial lender, as well as two other seasoned commercial lenders. In 2004, the Company recruited a Chief Credit Officer to strengthen our monitoring of credit quality and the overall loan portfolio. His duties include responsibility for all credit administration activities and to oversee an independent review of new and existing loans in the portfolio. These initiatives have already had a positive impact on the monitoring of the loan portfolio. The Company will continue to attempt to improve the loan monitoring processes.
     The Company recognized charge offs in the amount of $797,000 and $874,000 during the second quarter and first six-months of 2005 and $508,000 and $707,000 for the second quarter and first six-months of 2004. The Company had recoveries of $187,000 and $379,000 for the second quarter and first six-months of 2005 and $106,000 for the second quarter and first six-months of 2004. The provision for loan losses was $251,000 and $501,000 for the second quarter and first six months of 2005, compared to $300,000 and $600,000 for the second quarter and first six months of 2004. The provision for loan losses represents management’s judgment of the cost associated with credit risk inherent in the loan portfolio. Factors which influence management’s determination of the provision for loan losses include, among other things, size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, a review of individual loans and historical loan loss experience. The Company acquired $259,000 of allowance for loan losses with the ICB acquisition in the second quarter of 2005.

     The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Management’s methodology to determine the adequacy of the allowance for loan losses considers specific credit reviews, past loan loss experience, current economic conditions and trends, and the volume, growth and composition of the loan portfolio. Based upon the Company’s quarterly analysis of the adequacy of the allowance for loan losses, considering remaining collateral of loans with more than a normal degree of risk, historical loan loss percentages and economic conditions, it is management’s belief that the allowance for loan losses at June 30, 2005 was adequate. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.
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
RESULTS OF OPERATIONS
SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
     For the second quarter ended June 30, 2005, net income decreased to $853,000 from $1.2 million for the same period in 2004. Net income for the six months ended June 30, 2005 increased to $2.1 million from $2.0 million for the same period in 2004. Return on average assets for the second quarter and first six months of 2005 was 0.54% and 0.68% compared to 0.77% and 0.67% for 2004. Return on average equity for the second quarter and first six months of 2005 was 7.98% and 9.73%, compared to 10.55% and 8.96% for 2004.
     The second quarter of 2005 operating results included non-recurring expenses of $666,000 ($0.22 per share, after tax). The non-recurring expenses included $464,000 ($0.16 per share, after tax) of asset write downs and other related expenses due to the Company’s core processing system conversion. The Company expects these expenses to be recovered within one year as a result of reduced data processing costs. Management converted its systems to Jack Henry & Associates’ Silverlake data processing system which will allow the Company to expand our products and improve delivery of services to our customer base. The non-recurring expenses also included $202,000 ($0.06 per share, after tax) of professional fees due to a terminated transaction associated with the Company’s merger and acquisition activity.

     The Company’s comparable results for the second quarter of 2004 included a partial reversal of a valuation allowance for mortgage servicing rights of $50,000 and a gain of $127,000 from the sale of its credit card portfolio.
     Net interest income for the three month and six month periods increased $227,000 and $339,000 or 4.9% and 3.7% from 2004. Interest income increased by $714,000 and $757,000 for the three month and six month periods. The net interest margin for the second quarter increased to 3.49% compared to 3.40% on a tax equivalent basis for 2004. For the six month periods, the net interest margin increased to 3.52% compared to 3.36% on a tax equivalent basis for 2004.

	TABLE I
	NET INTEREST INCOME ANALYSIS (UNAUDITED)
	CENTRUE FINANCIAL CORPORATION AND SUBSIDIARIES

	Three Months Ended June 30,
	2005			2004
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (3)	$441,340	$6,703	6.09%	$438,137	$6,154	5.65%
Investments securities (2) (3)	123,754	1,297	4.20%	113,591	1,123	3.98%
Other interest-earning assets	3,641	15	1.65%	6,352	18	1.14%
FHLB stock	4,322	56	5.20%	3,455	52	6.03%

Total interest-earning assets	573,057	8,071	5.65%	561,535	7,347	5.26%

Other assets	64,184			52,869

Total assets	$637,241			$614,404

Interest-bearing liabilities:
Certificate accounts	$246,650	1,728	2.81%	$262,945	1,600	2.45%
Savings deposits	101,424	182	0.72%	93,725	136	0.58%
Demand and NOW deposits	89,597	263	1.18%	95,362	182	0.77%
Borrowings	86,009	917	4.28%	59,332	685	4.64%

Total interest-bearing liabilities	523,680	3,090	2.37%	511,364	2,603	2.05%

Non-interest bearing demand deposits	65,453			52,751
Other liabilities	5,258			5,357

Total liabilities	594,391			569,472

Stockholders’ equity	42,850			44,932

Total liabilities and stockholders’ equity	$637,241			$614,404

Net interest income (3)		$4,981			$4,744

Net interest rate spread			3.28%			3.21%

Net earning assets	$49,377			$50,171

Net yield on average interest-earning assets (net interest margin)			3.49%			3.40%

Average interest-earning assets to average interest-bearing liabilities		109.43%			109.81%

(1)	Calculated including loans held for sale, and net of deferred loan fees, loan discounts, loans in process and the allowance for loan losses.

(2)	Calculated including investment securities available-for-sale and certificates of deposit.

(3)	Presented on a fully tax-equivalent basis, assuming a tax rate of 34%.
     For the second quarter of 2005, tax equivalent interest income increased $724,000, to $8.1 million. The increase was primarily attributable to an increase in average earning assets and an increase in interest rates. Average earning assets increased $11.5 million to $573.1 million from $561.5 million in 2004. The average tax equivalent rate earned on earning assets increased 39 basis points to 5.65% from 5.26%. The increase in the average balance of interest-earning assets was primarily due to earning assets obtained in the ICB acquisition. The increase in the yield earned on interest-earning assets was due to increases in the federal funds rate and prime lending rates.
     Interest expense in the second quarter increased $487,000 to $3.1 million from $2.6 million in 2004. The increase was primarily attributable to an increase in the rate paid on average interest bearing liabilities and an increase in the average balance of interest bearing liabilities. Average interest-bearing liabilities increased $12.3 million to $523.7 million from $511.4 million. The rate paid on interest bearing liabilities increased 32 basis points to 2.37% from 2.05% in 2004. The increase in average interest-bearing liabilities was primarily attributable to interest-bearing liabilities associated with the ICB acquisition. The increase in the average yield on interest-bearing liabilities resulted from an increase in deposit rates to remain competitive with local competition.

	TABLE II
	NET INTEREST INCOME ANALYSIS (UNAUDITED)
	CENTRUE FINANCIAL CORPORATION AND SUBSIDIARIES

	Six Months Ended June 30,
	2005			2004
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (3)	$430,025	$12,908	6.05%	$434,175	$12,466	5.77%
Investments securities (2) (3)	121,271	2,534	4.21%	104,022	2,099	4.06%
Other interest-earning assets	3,009	23	1.54%	20,073	94	0.94%
FHLB stock	3,969	105	5.34%	3,389	108	6.43%

Total interest-earning assets	558,274	15,570	5.62%	561,659	14,767	5.29%

Other assets	60,995			50,953

Total assets	$619,269			$612,612

Interest-bearing liabilities:
Certificate accounts	$245,209	3,304	2.72%	$267,492	3,358	2.52%
Savings deposits	95,107	315	0.67%	90,795	284	0.63%
Demand and NOW deposits	89,040	481	1.09%	91,287	375	0.83%
Borrowings	81,013	1,714	4.27%	60,960	1,379	4.55%

Total interest-bearing liabilities	510,369	5,814	2.30%	510,534	5,396	2.13%

Non-interest bearing demand deposits	61,756			51,560
Other liabilities	3,856			5,008

Total liabilities	575,981			567,102

Stockholders’ equity	43,288			45,510

Total liabilities and stockholders’ equity	$619,269			$612,612

Net interest income (3)		$9,756			$9,371

Net interest rate spread			3.32%			3.16%

Net earning assets	$47,905			$51,125

Net yield on average interest-earning assets (net interest margin)			3.52%			3.36%

Average interest-earning assets to average interest-bearing liabilities		109.39%			110.01%

(1)	Calculated including loans held for sale, and net of deferred loan fees, loan discounts, loans in process and the allowance for loan losses.

(2)	Calculated including investment securities available-for-sale and certificates of deposit.

(3)	Presented on a fully tax-equivalent basis, assuming a tax rate of 34%.
     For the six months ended June 30, 2005, tax equivalent interest income increased $803,000, to $15.6 million. The increase was primarily attributable to an increase in interest rates. Average earning assets decreased $3.4 million to $558.3 million from $561.7 million in 2004. The average tax equivalent rate earned on earning assets increased 33 basis points to 5.62% from 5.29%. The decrease in the average balance of interest-earning assets was primarily due to a decrease in investment securities and federal funds sold offset by the additional assets obtained in the ICB acquisition. The increase in the yield earned on interest-earning assets was due to increases in the federal funds and prime lending rates.
     Interest expense during the first half of the year increased $418,000 to $5.8 million from $5.4 million in 2004. The increase was primarily attributable to an increase in the rate paid on average interest bearing liabilities, offset by a slight decrease in the average balance of interest bearing liabilities. Average interest-bearing liabilities decreased $165,000 to $510.4 million from $510.5 million. The rate paid on interest bearing liabilities increased 17 basis points to 2.30% from 2.13% in 2004. The average interest-bearing liabilities remained stable primarily due to lost deposits being offset by the addition of interest-bearing liabilities associated with the acquisition of ICB. The increase in the average yield on interest-bearing liabilities resulted from increasing market interest rates to remain competitive with local competition.
     The provision for loan losses was $251,000 and $501,000 for the second quarter and first six months of 2005, compared to $300,000 and $600,000 for the second quarter and first six months of 2004.

	Three Months Ended
	June 30		Change
	2005	2004	Amount	Percent
	(dollars in thousands)
Noninterest income:
Fee income	$1,330	$990	$340	34.3%
Net gain (loss) on sale of real estate held for sale	(8)	46	(54)	(117.4)
Net gain on sale of loans	158	317	(159)	(50.2)
Increase in cash surrender value of life insurance contracts	87	99	(12)	(12.1)
Other	139	51	88	172.5

Total	$1,706	$1,503	$203	13.5%

     Noninterest income was $1.7 million for the quarter ended June 30, 2005, compared to $1.5 million for the same period in 2004. The increase in noninterest income for the quarter was primarily due to an increase in fee income of $340,000, partially offset by a decrease in net gain on sale of loans of $159,000. The net gain on sale of loans decreased due to a $127,000 gain on the sale of Centrue Bank’s credit card portfolio during the second quarter of 2004. The increase in fee income was primarily due to the overdraft protection program that was implemented during the third quarter of 2004.

	Three Months Ended
	June 30		Change
	2005	2004	Amount	Percent
	(dollars in thousands)
Noninterest expense:
Compensation and benefits	$2,503	$2,134	$369	17.3%
Occupancy, net	391	325	66	20.3
Furniture and equipment	803	354	449	126.8
Advertising	80	57	23	40.4
Data processing	160	137	23	16.8
Telephone and postage	153	152	1	.7
Amortization of Intangibles	72	61	11	18.0
Legal and professional fees	319	166	153	92.2
Other	790	761	29	3.8

Total	$5,271	$4,147	$1,124	27.1%

     Noninterest expenses were $5.3 million for the quarter ended June 30, 2005, compared to $4.1 million for the same period in 2004. Compensation and benefits increased $369,000, furniture and equipment expenses increased $449,000, legal and professional fees increased $153,000 and occupancy expenses increased $66,000 for the second quarter ended June 30, 2005. Compensation and benefits increased primarily due to the ICB acquisition. Furniture and equipment increased due to the write-down of $420,000 of fixed assets and prepaid expenses related to the Company’s former data processing system which became obsolete after the conversion to Jack Henry and Associates’ Silverlake system in June 2005. Legal and professional fees increased due to fees associated with various merger and acquisition related activities. Occupancy expenses increased primarily due to the ICB acquisition.

	Six Months Ended
	June 30		Change
	2005	2004	Amount	Percent
	(dollars in thousands)
Noninterest income:
Fee income	$2,429	$1,881	$548	29.1%
Net gain on sale of securities	183	89	94	105.6
Net gain (loss) on sale of real estate held for sale	(6)	39	(45)	(115.4)
Net gain on sale of loans	289	423	(134)	(31.7)
Increase in cash surrender value of life insurance contracts	178	199	(21)	(10.6)
Other	198	121	77	63.6

Total	$3,271	$2,752	$519	18.9%

     Noninterest income was $3.3 million for the six-months ended June 30, 2005, compared to $2.8 million for the same period in 2004. The increase in noninterest income for the six months ended June 30, 2005 was primarily attributable to an increase in fee income of $548,000, offset by a decrease in gain on sale of loans of $134,000. The decrease in gain on sale of loans for the six months ended June 30, 2005 was primarily due to, during the second quarter of 2004, the Company selling its credit card portfolio and recording a gain in the amount of $127,000. The increase in fee income was primarily due to the overdraft protection program that was implemented during the third quarter of 2004.

	Six Months Ended
	June 30		Change
	2005	2004	Amount	Percent
	(dollars in thousands)
Noninterest expense:
Compensation and benefits	$4,790	$4,397	$393	8.9%
Occupancy, net	778	720	58	8.1
Furniture and equipment	1,133	689	444	64.4
Advertising	160	121	39	32.2
Data processing	318	300	18	6.0
Telephone and postage	324	281	43	15.3
Amortization of Intangibles	133	107	26	24.3
Legal and professional fees	461	402	59	14.7
Other	1,450	1,439	11	0.8

Total	$9,547	$8,456	$1,091	12.9%

     Noninterest expenses were $9.5 million for the six months ended June 30, 2005, compared to $8.5 million for the same period in 2004. Compensation and benefits increased $393,000,

furniture and equipment expenses increased $444,000, legal and professional fees increased $59,000 and occupancy expenses increased $58,000 for the six months ended June 30, 2005. Compensation and benefits increased primarily due to the ICB acquisition. Furniture and equipment increased due to the write-down of $420,000 of fixed assets and prepaid expenses related to the Company’s former data processing system which became obsolete after the data processing conversion in June 2005. Legal and professional fees increased due to fees associated with various merger and acquisition related activities. Occupancy expenses increased primarily due to the ICB acquisition.
     Income tax expense decreased $316,000 and $195,000 for the second quarter and six months ended June 30, 2005 from the same periods in 2004. The effective income tax rate decreased to 21.1% from 31.5% in 2004. The decrease in income tax expense was due to a decrease in income before income taxes from 2004 to 2005 as well as certain tax strategies implemented by the Company.
CAPITAL RESOURCES
     The Company and its subsidiary banks’ are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company and the Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary banks’ must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Banks’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks’ to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined by the regulations) to average assets (as defined) and Total and Tier I capital (as defined) to risk-weighted assets (as defined). Management believes, as of June 30, 2005, that the Company and the Banks’ meet all capital adequacy requirements to which they are subject.
     As of June 30, 2005, the most recent notification from the Banks’ primary regulators, categorized each of the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Banks’ category.

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2005
Tier 1 Capital to Average Assets
Centrue Financial	$44,531	7.23%	$24,630	4.00%	N/A
Centrue Bank	45,295	7.72%	23,459	4.00%	$29,324	5.00%
Illinois Community Bank	2,825	9.54%	1,184	4.00%	1,481	5.00%
Tier I Capital to Risk Weighted Assets
Centrue Financial	44,531	10.71%	16,628	4.00%	N/A
Centrue Bank	45,295	11.25%	16,110	4.00%	24,165	6.00%
Illinois Community Bank	2,825	16.74%	675	4.00%	1,013	6.00%
Total Capital to Risk Weighted Assets
Centrue Financial	54,715	13.16%	33,256	8.00%	N/A
Centrue Bank	50,336	12.50%	32,219	8.00%	40,274	10.00%
Illinois Community Bank	3,037	18.00%	1,350	8.00%	1,688	10.00%

As of December 31, 2004
Tier 1 Capital to Average Assets
Centrue Financial	$43,312	7.32%	$23,674	4.00%	N/A
Centrue Bank	45,656	7.81%	23,382	4.00%	$29,227	5.00%
Tier I Capital to Risk Weighted Assets
Centrue Financial	43,312	11.01%	15,742	4.00%	N/A
Centrue Bank	46,656	11.32%	16,136	4.00%	24,204	6.00%
Total Capital to Risk Weighted Assets
Centrue Financial	53,857	13.69%	31,483	8.00%	N/A
Centrue Bank	50,703	12.57%	32,272	8.00%	40,340	10.00%
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
ASSET/LIABILITY MANAGEMENT
     In an attempt to manage its exposure to changes in interest rates, management closely monitors the Company’s interest rate risk. The Banks have funds management committees, which meet monthly and review interest rate risk positions and evaluate current asset/liability pricing and strategies. The committees adjust pricing and strategies as needed and make recommendations to the Banks’ boards of directors regarding significant changes in strategy. In addition, on a quarterly basis, the boards review the Banks’ asset/liability position, including simulations of the effect on the Banks’ capital of various interest rate scenarios.
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
     The Funds Management Committees generally use three types of analysis in measuring and reviewing the Company’s interest rate sensitivity. These are Static GAP analysis, Dynamic Gap Analysis and Economic Value of Equity. The Static GAP analysis measures assets and liabilities as they reprice in various time periods and is discussed under the heading of Asset/Liability Management on page 21 of the 2004 Annual Report to Shareholders.
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
     The following table presents the Banks’ EVE ratios for the various rate change levels at June 30, 2005 and December 31, 2004:

	EVE Ratios
	June 30,	December 31,
Changes in Interest Rates	2005	2004
300 basis point rise	8.17%	7.54%
200 basis point rise	8.44%	7.88%
100 basis point rise	8.47%	8.06%
Base rate scenario	8.21%	7.91%
100 basis point decline	6.86%	6.60%
     The preceding table indicates that in the event of an immediate and permanent increase in prevailing market interest rates, the Banks’ EVE ratio, would be expected to increase in all scenarios other than a 300 basis point rise. In the event of an immediate and permanent decrease in prevailing market interest rates, the Banks’ EVE ratio would be expected to decrease.
     The EVE increases in a 100 basis point rise because the Company is asset sensitive and would have more interest earning assets repricing than interest-bearing liabilities. This effect is increased by periodic and lifetime limits on changes in rate on most adjustable-rate, interest-earning assets. The EVE decreases in the 200 and 300 basis point rise scenarios due to the extension of the duration on the various loan products which increase the price volatility. The EVE decreases in a falling rate scenario because of the limits on the Company’s ability to decrease rates on some of its deposit sources, such as money market accounts and NOW accounts, and by the ability of borrowers to repay loans ahead of schedule and refinance at lower rates.
     The EVE ratio is calculated by the Company’s fixed income investment advisors, and reviewed by management, on a quarterly basis utilizing information about the Company’s assets, liabilities and off-balance sheet items, which is provided by the Company. The calculation is designed to estimate the effects of hypothetical rate changes on the EVE, utilizing projected cash flows, and is based on numerous assumptions, including relative levels of market interest rates, loan prepayment speeds and deposit decay rates. Actual changes in the EVE, in the event of market interest rate changes of the type and magnitude used in the calculation, could differ significantly. Additionally, the calculation does not account for possible actions taken by Funds Management to mitigate the adverse effects of changes in market interest rates.
ITEM 4. Controls and Procedures
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, Chief Financial Officer and Corporate Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2005. Based on that evaluation, the Company’s management, including the Chief Executive Officer, Chief Financial Officer and Corporate Controller, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

CENTRUE FINANCIAL CORPORATION
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There are no material pending legal proceedings to which the Company or the Bank is a party other than ordinary routine litigation incidental to their respective businesses.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information about our stock repurchases for the three months ended June 30, 2005:

			Total Number
			of Shares	Maximum
			Purchased as	Number of
			Part of	Shares that May
			Publicly	Yet Be
	Total Number of		Announced	Purchased
	Shares	Average Price	Plans or	Under the Plans
Period	Purchased	Paid per Share	Programs (1)	or Programs (1)
April 1 - April 30, 2005	—	$—	—	439,298
May 1 - May 31, 2005	70,000	26.45	70,000	369,298
June 1 - June 30, 2005	—	—	—	369,298

Total	70,000	$26.45	70,000	369,298

(1)	The Company has a share repurchase plan which authorizes the Company to purchase up to 20% of the shares outstanding, or 484,663. The plan will expire on December 31, 2005.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
An Annual Meeting of Stockholders of the Company was held on April 22, 2005. At the meeting, stockholders voted to approve the election of Michael J. Hejna as a director of the Company. Thomas A. Daiber, Mark L. Smith and Wesley E. Walker will continue to serve as directors until 2006 and Michael A. Griffith will continue to serve as a director until 2007. Stockholders also voted to approve the appointment of McGladrey & Pullen LLP as the Company’s auditors for the year ending December 31, 2005.
The matters approved by stockholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:
1.	For the election of one (1) director of the Company:
NOMINEE: Michael J. Hejna

FOR	WITHHELD
2,255,303	32,552
2.	To approve the appointment of McGladrey & Pullen LLP as the Company’s auditors for the year ending December 31, 2005.

			BROKER NON-
FOR	AGAINST	ABSTAIN	VOTES
2,279,577	4,862	3,416	—
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

CENTRUE FINANCIAL CORPORATION Registrant

Date: August 15, 2005	/s/ THOMAS A. DAIBER

President and Chief Executive Officer

Date: August 15, 2005	/s/ JAMES M. LINDSTROM

Chief Financial Officer and Senior Vice President

Date: August 15, 2005	/s/ JOHN A. BETTS

Vice President and Corporate Controller