Form 10-Q
period 2005-09-30
CENTRUE FINANCIAL CORP
filed 2005-11-14
CIK 891523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2005.
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 12, 2005, there were 2,366,639 issued and outstanding shares of the Issuer’s common stock.

CENTRUE FINANCIAL CORPORATION

PART I. — FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

	September 30,	December 31,
	2005	2004
	(dollars in thousands)
Assets
Cash and due from banks	$14,334	$10,760
Interest bearing due from banks and other	2,404	2,526
Federal funds sold	11,600	—

Cash and cash equivalents	28,338	13,286
Certificates of Deposit	50	149
Investment Securities available-for-sale, at fair value	129,544	124,763
Loans, net of allowance for loan losses of $4,844 and $5,475	425,149	418,963
Loans held for sale	6,693	416
Premises and equipment	21,945	18,267
Goodwill	14,354	12,446
Life insurance contracts	9,375	9,110
Non-marketable equity securities	5,024	4,211
Accrued interest receivable	2,965	2,570
Intangible assets	1,993	1,774
Real estate held for sale	1,946	3,002
Other assets	2,411	2,896

Total Assets	$649,787	$611,853

Liabilities
Deposits:
Noninterest bearing	$63,157	$53,919
Interest bearing	458,921	441,858

Total Deposits	522,078	495,777
Short-term borrowings	19,027	14,188
Long-term borrowings	60,791	55,473
Other liabilities	2,552	3,239

Total Liabilities	604,448	568,677

Stockholders’ Equity
Preferred stock, $.01 par value — 500,000 shares authorized and unissued	—	—
Common stock, $.01 par value — 5,500,000 authorized; 4,200,300 shares issued and outstanding	42	42
Additional paid-in capital	29,722	28,998
Retained income, partially restricted	47,232	43,925
Accumulated other comprehensive income (loss)	(949)	27
Unearned restricted stock (19,000 and 26,400 shares)	(383)	(512)
Treasury stock, (1,833,661 and 1,819,634 shares), at cost	(30,325)	(29,304)

Total Stockholders’ Equity	45,339	43,176

Total Liabilities and Stockholders’ Equity	$649,787	$611,853

See notes to the accompanying consolidated financial statements (unaudited)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans	$6,802	$6,246	$19,674	$18,684
Investments	1,258	1,050	3,652	3,049
Deposits with banks and other	159	10	183	104
FHLB stock dividends	51	52	157	160

Total interest and dividend income	8,270	7,358	23,666	21,997
Interest expense:
Deposits	2,701	1,896	6,802	5,913
Long-term borrowings	753	468	2,342	1,516
Short-term borrowings	79	238	203	569

Total interest expense	3,533	2,602	9,347	7,998

Net interest income	4,737	4,756	14,319	13,999
Provision for loan losses	75	300	576	900

Net interest income after provision for loan losses	4,662	4,456	13,743	13,099
Noninterest income:
Fee income	1,716	1,245	4,141	3,126
Net gain (loss) on sale of securities	—	(5)	183	85
Net gain on sale of real estate held for sale	7	—	1	39
Net gain on sale of loans	165	238	454	661
Increase in cash surrender value of life insurance contracts	87	71	265	270
Other	43	40	246	161

Total noninterest income	2,018	1,589	5,290	4,342
Noninterest expense:
Compensation and benefits	2,766	2,227	7,556	6,624
Occupancy, net	406	367	1,184	1,087
Furniture and equipment	288	330	1,421	1,019
Advertising	124	83	284	204
Data processing	77	158	395	458
Telephone and postage	161	157	485	437
Amortization of intangibles	72	61	205	168
Legal and professional fees	166	124	627	526
Other	922	803	2,374	2,243

Total noninterest expense	4,982	4,310	14,531	12,766

Income before income taxes	1,698	1,735	4,502	4,675
Income tax expense	480	502	1,195	1,414

Net income	$1,218	$1,233	$3,307	$3,261

Other comprehensive income (loss):
Change in unrealized gains or losses on available for sale securities, net of related income taxes	(523)	849	(845)	(706)
Less: reclassification adjustment for gains (losses) included in net income, net of related income taxes	—	(2)	131	32

Other comprehensive income (loss)	(523)	851	(976)	(738)

Comprehensive income	$695	$2,084	$2,331	$2,523

Basic earnings per share	$0.52	$0.50	$1.41	$1.29
Diluted earnings per share	$0.52	$0.50	$1.40	$1.29
Dividends per share	—	—	$—	$0.075
See the accompanying notes to consolidated financial statements (unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

	Nine Months Ended
	September 30
	2005	2004
	(dollars in thousands)
Operating activities
Net income	$3,307	$3,261
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	576	900
Depreciation and amortization	1,576	1,276
Net amortization on investments	154	(247)
Amortization of intangibles	205	168
Deferred income taxes	722	2,547
Origination of loans held for sale	(20,566)	(24,426)
Proceeds from sales of loans held for sale	19,790	40,263
Gain on sale of loans	(454)	(661)
Gain on sale of securities	(183)	(85)
Gain on sale of real estate held for sale	1	(39)
Compensation expense for restricted stock	178	198
Increase in cash surrender value of life insurance contracts	(265)	(270)
Federal Home Loan Bank stock dividends	(174)	(161)
Changes in:
Accrued interest receivable	(286)	(70)
Other assets and other liabilities, net	(743)	(1,646)

Net cash provided by operating activities	3,838	21,008

Investing activities
Proceeds from maturities of certificates of deposit	99	199
Purchases of available for sale securities	(21,332)	(51,794)
Proceeds from sales of available for sale securities	13,698	5,943
Proceeds from maturities of available for sale securities	8,041	33,354
Proceeds from maturities of held-to-maturity securities	—	210
Proceeds from sales of real estate held for sale	2,106	261
Proceeds from sales of premises and equipment	15	—
Acquisitions, net	(220)	38
Net (increase) decrease in loans	4,950	(11,498)
Purchases of bank premises and equipment	(2,841)	(1,386)

Net cash provided by (used in) investing activities	4,516	(24,673)

Financing activities
Net decrease in deposits	(1,456)	(18,556)
Net change in short-term borrowings	4,839	—
Proceeds from long-term borrowings	21,700	6,100
Repayments of long-term borrowings	(16,382)	(18,945)
Proceeds from issuance of junior subordinated debt owed to unconsolidated trusts	—	10,000
Proceeds from exercise of stock options	—	189
Dividends paid	—	(195)
Purchase of treasury stock	(2,003)	(5,389)

Net cash provided by (used in) financing activities	6,698	(26,796)

Net increase (decrease) in cash and cash equivalents	15,052	(30,461)
Cash and cash equivalents – beginning of year	13,286	45,605

Cash and cash equivalents – end of period	$28,338	$15,144

	Nine Months Ended
	September 30
	2005	2004
	(dollars in thousands)
Supplemental disclosure of cash flow information
Interest paid	$8,392	$7,886
Income taxes paid	800	1,290
Real estate acquired in settlement of loans	902	519

Acquisitions, net:
Assets acquired:
Certificates of Deposit	$—	$(298)
Investments	(6,561)	(8,616)
Loans, net	(12,608)	(7,342)
Loans held for sale	(5,047)	—
Premises and equipment	(2,428)	(269)
Goodwill	(1,908)	(1,013)
Non-marketable securities	(639)	—
Interest receivable	(109)	(104)
Intangibles	(424)	(774)
Real Estate held for sale	(155)	—
Other assets	189	(157)
Liabilities assumed:
Deposits	27,757	18,524
Other liabilities	56	87
Treasury Stock issued	1,657	—

Cash received, net of cash paid	$(220)	$38

See the accompanying notes to consolidated financial statements (unaudited)

CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2005
Note 1 – Basis of Presentation
     The consolidated financial statements of Centrue Financial Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The December 31, 2004 balance sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report for the Company on Form 10-K for the year ended December 31, 2004.
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Centrue Bank, an Illinois chartered commercial bank (the “Bank”). All material intercompany transactions and balances are eliminated. The Company is a financial holding company that engages in its business through its sole subsidiary, in a single significant business segment.
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
Note 2 – Stock Based Compensation
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
Net income, as reported	$1,218	$1,233	$3,307	$3,261
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	57	39	248	253

Pro forma net income	$1,161	$1,194	$3,059	$3,008

Earnings per share:
Basic – as reported	$0.52	$0.50	1.41	1.29
Basic – pro forma	0.49	0.49	1.30	1.19
Diluted – as reported	0.52	0.50	1.40	1.29
Diluted – pro forma	0.49	0.48	1.30	1.19
There were 21,500 options granted in the third quarter 2005 and 46,500 options during the first nine-months of 2005. The fair value of options granted in 2005 and 2004 has been estimated using the Black-Scholes option-pricing model with the following weighted average assumptions.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Number of options granted	21,500	—	46,500	25,500
Risk-free interest rate	4.15%	—	4.22%	4.37%
Expected life, in years	5	—	5	10
Expected volatility	18%	—	17%	23%
Expected dividend yield	—	—	—	0.27%
Estimated weighted average fair value per option	$6.62	—	$6.68	$11.41
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
	(dollars in thousands, except share and per share data)
Basic
Net income	$1,218	$1,233	$3,307	$3,261

Average common shares outstanding	2,347,639	2,458,005	2,353,263	2,525,183

Net income per common share – basic	$0.52	$0.50	$1.41	$1.29

Diluted
Net income	$1,218	$1,233	$3,307	$3,261

Average common shares outstanding	2,347,639	2,458,005	2,353,263	2,525,183

Dilutive potential due to stock options	4,681	9,955	6,486	9,893

Average common shares outstanding	2,352,320	2,467,960	2,359,749	2,535,076

Net income per common share – diluted	$0.52	$0.50	$1.40	$1.29

Note 4 – Liquidity and Capital Resources
     The Company maintains a certain level of cash and other liquid assets to fund normal volumes of loan commitments, deposit withdrawals and other obligations. The following table summarizes significant contractual obligations and other commitments at September 30, 2005 (in thousands):

	Time	Long-term
Years Ended December 31,	Deposits	Borrowings (1)	Total
2005	$56,601	$368	$56,969
2006	133,465	31,041	164,506
2007	47,289	11,449	58,738
2008	13,157	5,156	18,313
2009	4,739	10,165	14,904
thereafter	4,502	2,612	7,114

Total	$259,753	$60,791	$320,544

Financial instruments whose contract amounts represent credit risk:
Commitment to originate loans			$28,335
Commitments to extend credit			23,340
Standby letters of credit			7,976

Total			$380,195

(1)	Fixed rate callable borrowings are included in the period of their modified duration rather than in the period in which they are due. Borrowings include fixed rate callable advances of $5 million and $2 million maturing in years 2008 and 2011 which are callable in 2005 and variable rate prepayable advances of $20 million maturing in 2006. Trust preferred debentures of $10 million mature in both 2032 and 2034, but are callable in 2007 and 2009.

Note 5 – Investments
Continuous gross unrealized losses of investments in debt and equity securities as of September 30, 2005 (in thousands) which are classified as temporary were as follows:

	Continuous unrealized losses		Continuous unrealized
	existing for less than 12		losses existing greater than
	months		12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	losses	Fair Value	losses	Fair Value	losses
Description of Securities
U.S. government agencies	$72,234	$864	$—	$—	$72,234	$864
Municipals	4,574	36	16,700	453	21,274	489
Mortgage backed securities	2,389	24	5,648	178	8,037	202
Corporate	—	—	1,971	93	1,971	93

Total temporarily impaired securities	$79,197	$924	$24,319	$724	$103,516	$1,648

The unrealized losses on investment securities that have been in a continuous loss position are generally due to changes in interest rates and, as such, are considered to be temporary, by the Company.
Note 6 – Junior Subordinated Debt Owed to Unconsolidated Trusts
     The Company issued $10.0 million in each of April 2002 and April 2004 in cumulative trust preferred securities through newly formed special-purpose trusts, Kankakee Capital Trust I (Trust I) and Centrue Statutory Trust II (Trust II). The proceeds of the offerings were invested by the trusts in junior subordinated deferrable interest debentures of Trust I and Trust II. Trust I and Trust II are wholly-owned unconsolidated subsidiaries of the Company, and their sole assets are the junior subordinated deferrable interest debentures. Distributions are cumulative and are payable quarterly at a variable rate of 3.70% and 2.65% over the LIBOR rate, respectively, (at a rate of 7.59% and 6.54% at September 30, 2005) per annum of the stated liquidation amount of $1,000 per preferred security. Interest expense on the trust preferred securities was $358,000 and $238,000 for the three months ended September 30, 2005 and 2004, and $991,000 and $569,000 for the nine months ended September 30, 2005 and 2004, respectively. The obligations of the trusts are fully and unconditionally guaranteed, on a subordinated basis, by the Company. The trust preferred securities for Trust I are mandatorily redeemable upon the maturity of the debentures on April 7, 2032, or to the extent of any earlier redemption of any debentures by the Company, and are callable beginning April 7, 2007. The trust preferred securities for Trust II are mandatorily redeemable upon the maturity of the debentures on April 22, 2034, or to the extent of any earlier redemption of any debentures by the Company, and are callable beginning April 22, 2009. Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s capital stock. For regulatory purposes, the trust preferred securities qualify as Tier I capital subject to certain provisions.
Note 7 – Recent Accounting Pronouncements
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
Note 8. – Acquisition of Illinois Community Bancorp, Inc.
     On April 8, 2005, the Company acquired for cash and stock all of the outstanding shares of Illinois Community Bancorp, Inc. for a total cost of $3.3 million. As a result of the acquisition, Illinois Community Bancorp was dissolved and Illinois Community Bank became a wholly owned subsidiary of the Company. The acquisition was accounted for using the purchase method of accounting. As such, the results of operations of the acquired entity are excluded from the consolidated financial statements of income for the periods prior to the acquisition date. The purchase price has been allocated based on the fair values at the date of acquisition. This allocation resulted in intangible assets of $424,000 and goodwill of $1.9 million. The intangible assets are being amortized over ten years. At closing, Illinois Community Bancorp had assets of $29.8 million, including $17.7 million of loans, deposits of $27.8 million and stockholders’ equity of $1.4 million. Illinois Community Bank was merged into Centrue Bank during the third quarter of 2005.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
     The Company serves the financial needs of families and local businesses in its primary market areas through Centrue Bank’s main banking office at 310 South Schuyler Avenue, Kankakee, Illinois and nineteen branch offices. The Company’s market areas include central and southern Illinois, western Indiana and the metropolitan St. Louis, Missouri markets. The Company’s business involves attracting deposits from the general public and using such deposits to originate commercial business, commercial real estate, consumer, multi-family, construction and residential mortgage loans in its market areas. The Company also invests in investment securities and various types of short term liquid assets. The Company has approximately 205 full time equivalent employees.
FINANCIAL CONDITION
     The Company’s total assets were $649.8 million at September 30, 2005, an increase of $37.9 million or 6.2%, from $611.9 million at December 31, 2004. Fluctuations in asset accounts were represented by an increase in cash and cash equivalents of $15.1 million, investment securities of $4.8 million, net loans and loans held for sale of $12.5 million, goodwill of $1.9 million and premises and equipment of $3.7 million. These increases were partially offset by a decrease in real estate held for sale of $1.1 million, which was due to the sale of a portion of the Company’s largest real estate owned property.

     Cash and cash equivalents increased $15.1 million or 113.3% to $28.3 million from $13.3 million and investment securities increased $4.8 million or 3.8% to $129.5 million from $124.8 million. Net loans, including loans held for sale, increased $12.5 million or 3.0% to $431.8 million from $419.4 million. Goodwill increased $1.9 million or 15.3% to $14.4 million from $12.4 million as a result of the Illinois Community Bancorp acquisition. Intangible assets increased $219,000 or 12.3% to $2.0 million from $1.8 million. Nonmarketable equity securities increased $813,000 or 19.3% to $5.0 million from $4.2 million. The increase in each of these asset categories was primarily due to the Illinois Community Bancorp acquisition.
     Premises and equipment increased $3.7 million, or 20.1%, primarily due to the costs associated with the construction of the Company’s new facility in Fairview Heights, Illinois and the acquisition of Illinois Community Bancorp.
     The decrease in real estate held for sale of $1.1 million or (35.1%) was primarily due to the sale of a portion of the Company’s largest real estate owned property. The remaining portion of the property is under contract to be sold and should close during the fourth quarter of 2005. The sale of this property should result in net proceeds of $1.5 million, which slightly exceeds our carrying value.
     Deposits increased $26.3 million or 5.3% to $522.1 million from $495.8 million. The net increase in deposits was primarily attributable to the acquisition of Illinois Community Bancorp and a deposit marketing campaign. Short-term borrowings increased $4.8 million to $19.0 million from $14.2 million and long-term borrowings increased $5.3 million to $60.8 million from $55.4 million in 2004. Short-term borrowings primarily consist of customer repurchase agreements, many of which fluctuate on a daily basis. The increase in short-term borrowings was a result of these customer fluctuations. The increase in long-term borrowings was due to the Company’s decision to lengthen liabilities in a rising interest rate environment.
     Stockholders’ equity increased $2.2 million or 5.0% to $45.3 million from $43.1 million at December 31, 2004. The increase was due mainly to net income and the acquisition of Illinois Community Bancorp partially offset by common stock repurchases and a decrease in unrealized gains on available-for-sale securities. There were 2,366,639 shares of common stock outstanding at September 30, 2005, compared to 2,380,666 shares at December 31, 2004. Equity per share of common stock increased by $1.02 to $19.16 at September 30, 2005 from $18.14 at December 31, 2004.
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
     Total nonperforming loans at September 30, 2005 decreased $2.1 million from the end of 2004, which was mainly attributable to loans that were repaid from two large commercial borrowers. Foreclosed assets decreased $1.1 million due to the sale of a portion of the Company’s largest real estate owned property. Management has entered into a contract to sell the remaining portion of the property and expects the closing to occur during the fourth quarter of 2005. The sale of this property should result in net proceeds of $1.5 million, which slightly exceeds the Company’s carrying value.

	September 30	December 31
	2005	2004	Change
	(dollars in thousands)
Non-accruing loans	$4,885	$6,769	$(1,884)
Accruing loans delinquent 90 days or more	—	222	(222)

Total nonperforming loans	4,885	6,991	(2,106)
Foreclosed assets	1,946	3,002	(1,056)
Troubled debt restructuring	37	42	(5)

Total nonperforming assets	$6,868	$10,035	$(3,167)

Allowance for loan losses to total loans	1.11%	1.29%
Allowance for loan losses to nonperforming loans	99.16%	78.32%
Nonperforming loans to total loans	1.12%	1.65%
Nonperforming assets to total loans and foreclosed property	1.57%	2.35%
Nonperforming assets to total assets	1.06%	1.64%
     One measure of the adequacy of the allowance for loan losses is the ratio of the allowance for loan losses to total loans. The ratio of the allowance for loan losses to total loans was 1.11% and 1.29% at September 30, 2005 and December 31, 2004, respectively. The ratio of the allowance for loan losses to non-performing loans increased to 99.16% as of September 30, 2005 compared to 78.32% at December 31, 2004. The increase in this ratio, which excludes foreclosed assets and restructured troubled debt, was the result of the decrease of $2.1 million of nonperforming loans and a decrease in the allowance for loan losses of $631,000.
     Total classified loans at September 30, 2005 decreased to $12.9 million compared to $19.4 million at December 31, 2004. In 2004, the Company adopted a new loan policy and implemented new loan approval, documentation and monitoring processes and recruited an experienced commercial lending team. Additionally, in 2004, the Company recruited a Chief Credit Officer to strengthen our monitoring of credit quality and the overall loan portfolio. His duties include responsibility for all credit administration activities, supervision of collections and workout loans and compliance with the written loan policy. These initiatives have had a positive impact on the monitoring of the loan portfolio. The Company continues to seek additional methods to improve credit quality and the loan monitoring processes.
     The Company recognized charge offs in the amount of $1.0 million and $1.9 million during the third quarter and first nine months of 2005 and $1.3 million and $2.0 million for the third quarter and first nine months of 2004. The Company had recoveries of $64,000 and $443,000 for the third quarter and first nine months of 2005 and $20,000 and $126,000 for the third quarter and first nine months of 2004. The provision for loan losses was $75,000 and $576,000 for the third quarter and first nine months of 2005, compared to $300,000 and $900,000 for the third quarter and first nine months of 2004. The provision for loan losses represents management’s judgment of the cost associated with credit risk inherent in the loan portfolio. Factors which influence management’s determination of the provision for loan losses include, among other things, size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, a review of individual loans and historical loan loss experience. The Company acquired $259,000 of allowance for loan losses with the Illinois Community Bancorp acquisition in the second quarter of 2005.

     The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Management’s methodology to determine the adequacy of the allowance for loan losses considers specific credit reviews, past loan loss experience, current economic conditions and trends, and the volume, growth and composition of the loan portfolio. Based upon the Company’s quarterly analysis of the adequacy of the allowance for loan losses, considering remaining collateral of loans with more than a normal degree of risk, historical loan loss percentages and economic conditions, it is management’s belief that the allowance for loan losses at September 30, 2005 was adequate. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.
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
RESULTS OF OPERATIONS
THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
     For the third quarters ended September 30, 2005 and 2004, net income totaled $1.2 million. Net income for the nine months ended September 30, 2005 and 2004 totaled $3.3 million. Return on average assets for the third quarter and first nine months of 2005 was 0.74% and 0.70% compared to 0.81% and 0.71% for 2004. Return on average equity for the third quarter and first nine months of 2005 was 10.80% and 10.25%, compared to 11.86% and 9.87% for 2004.
     The nine months ended September 30, 2005 operating results included non-recurring expenses which were incurred during the second quarter of 2005 of $666,000 ($0.22 per share, after tax). The non-recurring expenses included $464,000 ($0.16 per share, after tax) of asset write downs and other related expenses due to the Company’s core processing system conversion. The Company expects these expenses to be recovered within one year as a result of reduced data processing costs. Management converted its systems to Jack Henry & Associates’ Silverlake data processing system which will allow the Company to expand our products and improve delivery of services to our customer base. The non-recurring expenses also included $202,000 ($0.06 per share, after tax) of professional fees due to a terminated transaction associated with the Company’s merger and acquisition activity.
     The Company’s comparable results for the nine months ended September 30, 2004 included a partial reversal of a valuation allowance for mortgage servicing rights of $50,000 and a gain of $127,000 from the sale of its credit card portfolio.
     Net interest income for the three month periods decreased $19,000. Interest income increased $912,000 and interest expense increased $931,000 for the three month period ended September 30, 2005. Net interest income increased $320,000 for the nine month periods. Interest income during the first three quarters of 2005 increased $1.7 million, while interest expense increased $1.3 million. The net interest margin for the third quarter decreased to 3.27% compared to 3.47% on a tax equivalent basis for 2004. The decrease in the net interest margin was primarily a result of bank wide marketing campaigns on money market accounts and CDs. The flat yield curve and increased rates by competitors also contributed to an increase in rates by the Company to retain market share. The Company’s overall cost of funds increased 23 basis points from 2.37% to 2.60% during the quarter. For the nine month periods, the net interest margin increased to 3.42% compared to 3.41% on a tax equivalent basis for 2004.

	TABLE I
	NET INTEREST INCOME ANALYSIS (UNAUDITED)
	CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

	Three Months Ended September 30,
	2005			2004
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (3)	$435,382	$6,817	6.21%	$436,371	$6,263	5.71%
Investments securities (2) (3)	125,527	1,332	4.21%	111,254	1,121	4.01%
Other interest-earning assets	20,662	159	3.06%	4,239	10	0.94%
FHLB stock	4,363	51	4.67%	3,505	52	5.90%

Total interest-earning assets	585,934	8,359	5.66%	555,369	7,446	5.33%

Other assets	65,103			53,535

Total assets	$651,037			$608,904

Interest-bearing liabilities:
Certificate accounts	$268,525	2,117	3.13%	$255,663	1,546	2.41%
Savings deposits	95,655	172	0.71%	92,241	142	0.61%
Demand and NOW deposits	99,973	412	1.64%	96,983	208	0.85%
Borrowings	74,525	832	4.43%	62,616	706	4.48%

Total interest-bearing liabilities	538,678	3,533	2.60%	507,503	2,602	2.04%

Non-interest bearing demand deposits	63,267			53,576
Other liabilities	4,363			6,471

Total liabilities	606,308			567,550

Stockholders’ equity	44,729			41,354

Total liabilities and stockholders’ equity	$651,037			$608,904

Net interest income (3)		$4,826			$4,844

Net interest rate spread			3.06%			3.29%

Net earning assets	$47,256			$47,866

Net yield on average interest-earning assets (net interest margin)			3.27%			3.47%

Average interest-earning assets to average interest-bearing liabilities		108.77%			109.43%

(1)	Calculated including loans held for sale, and net of deferred loan fees, loan discounts, loans in process and the allowance for loan losses.

(2)	Calculated including investment securities available-for-sale and certificates of deposit.

(3)	Presented on a fully tax-equivalent basis, assuming a tax rate of 34%.
     For the third quarter of 2005, tax equivalent interest income increased $913,000, to $8.4 million. The increase was primarily attributable to an increase in average earning assets and an increase in interest rates. Average earning assets increased $30.6 million to $585.9 million from $555.4 million in 2004. The average tax equivalent rate earned on earning assets increased 33 basis points to 5.66% from 5.33%. The increase in the average balance of interest-earning assets was primarily due to an increase in investment securities, federal funds sold and the additional assets obtained in the Illinois Community Bancorp acquisition. The increase in the yield earned on interest-earning assets was due to increases in the federal funds rate and prime lending rates.
     Interest expense in the third quarter increased $931,000 to $3.5 million from $2.6 million in 2004. The increase was primarily attributable to an increase in the rate paid on average interest bearing liabilities and an increase in the average balance of interest bearing liabilities. Average interest-bearing liabilities increased $31.2 million to $538.7 million from $507.5 million. The rate paid on interest bearing liabilities increased 56 basis points to 2.60% from 2.04% in 2004. The increase in average interest-bearing liabilities was primarily attributable to the addition of interest-bearing liabilities associated with the acquisition of Illinois Community Bancorp and additional borrowings. The increase in the average yield on interest-bearing liabilities resulted from an increase in deposit rates to remain competitive with local competition, including a money market special which the Company ran during the third quarter of 2005. The special increased the rate paid on interest bearing checking accounts 46 basis points compared to the second quarter of 2005.

	TABLE II
	NET INTEREST INCOME ANALYSIS (UNAUDITED)
	CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

	Nine Months Ended September 30,
	2005			2004
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (3)	$432,147	$19,725	6.10%	$434,912	$18,782	5.77%
Investments securities (2) (3)	122,689	3,865	4.21%	106,450	3,222	4.04%
Other interest-earning assets	11,198	183	2.19%	14,756	104	0.94%
FHLB stock	4,107	157	5.11%	3,428	160	6.24%

Total interest-earning assets	570,141	23,930	5.61%	559,546	22,268	5.32%

Other assets	60,649			51,821

Total assets	$630,790			$611,367

Interest-bearing liabilities:
Certificate accounts	$253,071	5,421	2.86%	$263,520	4,904	2.49%
Savings deposits	95,161	484	0.68%	91,204	425	0.62%
Demand and NOW deposits	92,443	897	1.30%	93,276	584	0.84%
Borrowings	78,268	2,545	4.35%	61,516	2,085	4.53%

Total interest-bearing liabilities	518,943	9,347	2.41%	509,516	7,998	2.10%

Non-interest bearing demand deposits	61,983			52,237
Other liabilities	6,734			5,499

Total liabilities	587,660			567,252

Stockholders’ equity	43,130			44,115

Total liabilities and stockholders’ equity	$630,790			$611,367

Net interest income (3)		$14,583			$14,270

Net interest rate spread			3.20%			3.22%

Net earning assets	$51,198			$50,030

Net yield on average interest-earning assets (net interest margin)			3.42%			3.41%

Average interest-earning assets to average interest-bearing liabilities		109.87%			109.82%

(1)	Calculated including loans held for sale, and net of deferred loan fees, loan discounts, loans in process and the allowance for loan losses.

(2)	Calculated including investment securities available-for-sale and certificates of deposit.

(3)	Presented on a fully tax-equivalent basis, assuming a tax rate of 34%.
     For the nine months ended September 30, 2005, tax equivalent interest income increased $1.7 million, to $23.9 million. The increase was primarily attributable to an increase in interest rates, but was also affected by a modest increase in average earning assets. Average earning assets increased $10.6 million to $570.1 million from $559.5 million in 2004. The average tax equivalent rate earned on earning assets increased 29 basis points to 5.61% from 5.32%. The increase in the average balance of interest-earning assets was primarily due to an increase in investment securities, federal funds sold and the additional assets obtained in the Illinois Community Bancorp acquisition. The increase in the yield earned on interest-earning assets was due to increases in the federal funds and prime lending rates.
     Interest expense during the nine-months ended September 30, 2005 increased $1.3 million to $9.3 million from $8.0 million in 2004. The increase was primarily attributable to an increase in the rate paid on average interest bearing liabilities and an increase in the average balance of interest bearing liabilities. Average interest-bearing liabilities increased $9.4 million to $518.9 million from $509.5 million. The rate paid on interest bearing liabilities increased 31 basis points to 2.41% from 2.10% in 2004. The average interest-bearing liabilities increased primarily due to borrowings and the addition of interest-bearing liabilities associated with the acquisition of Illinois Community Bancorp partially offset by a decrease in average certificates of deposit. The increase in the average yield on interest-bearing liabilities resulted from increasing market interest rates to remain competitive with local competition, including a money market special which was run during the third quarter of 2005.
     The provision for loan losses was $75,000 and $576,000 for the third quarter and first nine months of 2005, compared to $300,000 and $900,000 for the third quarter and first nine months of 2004. The decrease in the provision for loan losses was due to improved asset quality as previously discussed in the asset quality section.

	Three Months Ended
	September 30		Change
	2005	2004	Amount	Percent
	(dollars in thousands)
Noninterest income:
Fee income	$1,716	$1,245	$471	37.8%
Net loss on sale of securities	—	(5)	5	—
Net gain on sale of real estate held for sale	7	—	7	—
Net gain on sale of loans	165	238	(73)	(30.7)
Increase in cash surrender value of life insurance contracts	87	71	16	22.5
Other	43	40	3	7.5

Total	$2,018	$1,589	$429	27.0%

     Noninterest income was $2.0 million for the quarter ended September 30, 2005, compared to $1.6 million for the same period in 2004. The increase in noninterest income for the quarter was primarily due to an increase in fee income of $467,000. The increase in fee income was primarily due to the overdraft protection program that was implemented during the third quarter of 2004. The decrease in the gain on sale of loans was primarily due to loan sales the Company executed during 2004 to reduce the interest rate risk volatility in the mortgage loan portfolio.

	Three Months Ended
	September 30		Change
	2005	2004	Amount	Percent
	(dollars in thousands)
Noninterest expense:
Compensation and benefits	$2,766	$2,227	$539	24.2%
Occupancy, net	406	367	39	10.6
Furniture and equipment	288	330	(42)	(12.7)
Advertising	124	83	41	49.4
Data processing	77	158	(81)	(51.3)
Telephone and postage	161	157	4	2.5
Amortization of Intangibles	72	61	11	18.0
Legal and professional fees	166	124	42	33.9
Other	924	803	121	15.1

Total	$4,982	$4,310	$672	15.6%

     Noninterest expenses were $5.0 million for the quarter ended September 30, 2005, compared to $4.3 million for the same period in 2004. The increase in non-interest expenses was primarily due to an increase in compensation and benefits of $539,000 and an increase in other noninterest expenses of $121,000. Compensation and benefits increased primarily due to the Illinois Community Bancorp acquisition and personnel added at the Company’s Fairview Heights branch which opened at the end of May 2005. The increase in other noninterest expenses was primarily due to new supplies needed in conjunction with the Company’s core processing conversion.

	Nine Months Ended
	September 30		Change
	2005	2004	Amount	Percent
	(dollars in thousands)
Noninterest income:
Fee income	$4,141	$3,126	$1,015	32.5%
Net gain on sale of securities	183	85	98	115.3
Net gain (loss) on sale of real estate held for sale	1	39	(38)	(97.4)
Net gain (loss) on sale of loans	454	661	(207)	(31.3)
Increase (decrease) in cash surrender value of life insurance contracts	265	270	(5)	(1.9)
Other	246	161	85	52.8

Total	$5,290	$4,342	$948	21.8%

     Noninterest income was $5.3 million for the nine months ended September 30, 2005, compared to $4.3 million for the same period in 2004. The increase in noninterest income for the nine months ended September 30, 2005 was primarily attributable to an increase in fee income of $1.0 million and an increase in net gain of sale of securities of $98,000 offset by a decrease in gain on sale of loans of $207,000. The decrease in gain on sale of loans for the nine months ended September 30, 2005 was primarily due to the Company’s sale of its credit card portfolio during the second quarter of 2004 which resulted in a gain in the amount of $127,000. The increase in fee income was primarily due to the overdraft protection program that was implemented during the third quarter of 2004.

	Nine Months Ended
	September 30		Change
	2005	2004	Amount	Percent
	(dollars in thousands)
Noninterest expense:
Compensation and benefits	$7,556	$6,624	$932	14.1%
Occupancy, net	1,184	1,087	97	8.9
Furniture and equipment	1,421	1,019	402	39.5
Advertising	284	204	80	39.2
Data processing	395	458	(63)	(13.8)
Telephone and postage	485	437	48	11.0
Amortization of Intangibles	205	168	37	22.0
Legal and professional fees	627	526	101	19.2
Other	2,374	2,243	131	5.8

Total	$14,531	$12,766	$1,765	13.8%

     Noninterest expenses were $14.5 million for the nine months ended September 30, 2005, compared to $12.8 million for the same period in 2004. Compensation and benefits increased $932,000, furniture and equipment expenses increased $402,000 and legal and professional fees increased $101,000. Compensation and benefits increased primarily due to the Illinois Community Bancorp acquisition and personnel associated with the new Fairview Heights branch. Furniture and equipment increased due to the write-down of $464,000 of fixed assets and prepaid expenses related to the Company’s former data processing system which became obsolete after the data processing conversion in June 2005. Legal and professional fees increased due to $202,000 of professional fees due to a terminated transaction associated with the Company’s merger and acquisition activity during the second quarter of 2005.
     Income tax expense decreased $22,000 and $219,000 for the third quarter and nine months ended September 30, 2005 from the same periods in 2004. The effective income tax rate was 28.2% and 26.5% for the quarter and nine months ended September 30, 2005 compared to 28.9% and 30.2% for the same periods in 2004. The decrease in the effective income tax rate was due to certain tax strategies implemented by the Company.
CAPITAL RESOURCES
     The Company and its subsidiary Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined by the regulations) to average assets (as defined) and Total and Tier I capital (as defined) to risk-weighted assets (as defined). Management believes, as of September 30, 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     As of September 30, 2005, the most recent notification from the Bank’s primary regulators, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of September 30, 2005
Tier 1 Capital to Average Assets
Centrue Financial	$45,370	7.15%	$25,388	4.00%	N/A
Centrue Bank	45,295	7.72%	23,459	4.00%	$29,324	5.00%
Tier I Capital to Risk Weighted Assets
Centrue Financial	45,370	10.74%	16,904	4.00%	N/A
Centrue Bank	45,295	11.25%	16,110	4.00%	24,165	6.00%
Total Capital to Risk Weighted Assets			33,807
Centrue Financial	54,785	12.96%	33,807	8.00%	N/A
Centrue Bank	50,336	12.50%	32,219	8.00%	40,274	10.00%

As of December 31, 2004
Tier 1 Capital to Average Assets
Centrue Financial	$43,312	7.32%	$23,674	4.00%	N/A
Centrue Bank	45,656	7.81%	23,382	4.00%	$29,227	5.00%
Tier I Capital to Risk Weighted Assets
Centrue Financial	43,312	11.01%	15,742	4.00%	N/A
Centrue Bank	46,656	11.32%	16,136	4.00%	24,204	6.00%
Total Capital to Risk Weighted Assets
Centrue Financial	53,857	13.69%	31,483	8.00%	N/A
Centrue Bank	50,703	12.57%	32,272	8.00%	40,340	10.00%
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
ASSET/LIABILITY MANAGEMENT
     In an attempt to manage its exposure to changes in interest rates, management closely monitors the Company’s interest rate risk. The Bank has a funds management committee, which meet monthly and review interest rate risk positions and evaluate current asset/liability pricing and strategies. The committees adjust pricing and strategies as needed and make recommendations to the Bank’s board of directors regarding significant changes in strategy. In addition, on a quarterly basis, the board reviews the Bank’s asset/liability position, including simulations of the effect on the Bank’s capital of various interest rate scenarios.
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
     The following table presents the Banks’ EVE ratios for the various rate change levels at September 30, 2005 and December 31, 2004:

	EVE Ratios
	September 30,	December 31,
Changes in Interest Rates	2005	2004

300 basis point rise	8.59%	7.54%
200 basis point rise	8.58%	7.88%
100 basis point rise	8.25%	8.06%
Base rate scenario	7.64%	7.91%
100 basis point decline	5.92%	6.60%

     The preceding table indicates that in the event of an immediate and permanent increase in prevailing market interest rates, the Banks’ EVE ratio, would be expected to increase in all scenarios. In the event of an immediate and permanent decrease in prevailing market interest rates, the Banks’ EVE ratio would be expected to decrease.
     The EVE increases in a 100, 200 and 300 basis point rise because the Company is asset sensitive and would have more interest earning assets repricing than interest-bearing liabilities. This effect is increased by periodic and lifetime limits on changes in rate on most adjustable-rate, interest-earning assets. The EVE decreases in a falling rate scenario because of the limits on the Company’s ability to decrease rates on some of its deposit sources, such as money market accounts and NOW accounts, and by the ability of borrowers to repay loans ahead of schedule and refinance at lower rates.
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
ITEM 4. Controls and Procedures
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, Chief Financial Officer and Corporate Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2005. Based on that evaluation, the Company’s management, including the Chief Executive Officer, Chief Financial Officer and Corporate Controller, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

CENTRUE FINANCIAL CORPORATION
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There are no material pending legal proceedings to which the Company or the Bank is a party other than ordinary routine litigation incidental to their respective businesses.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information about our stock repurchases for the three months ended September 30, 2005:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that May
			Part of Publicly	Yet Be
	Total Number of		Announced	Purchased Under
	Shares	Average Price	Plans or	the Plans or
Period	Purchased	Paid per Share	Programs (1)	Programs (1)
July 1 – July 31, 2005	—	$—	—	369,298
August 1 – August 31, 2005	—	—	—	369,298
September 1 – September 30, 2005	—	—	—	369,298

Total	—	$—	—	369,298

(1)	The Company has a share repurchase plan which authorizes the Company to purchase up to 20% of the shares outstanding, or 484,663. The plan will expire on December 31, 2005.
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

CENTRUE FINANCIAL CORPORATION
Registrant

Date:	November 14, 2005	/s/ THOMAS A. DAIBER

President and Chief Executive Officer

Date:	November 14, 2005	/s/ JAMES M. LINDSTROM

Chief Financial Officer and
Senior Vice President

Date:	November 14, 2005	/s/ JOHN A. BETTS

Vice President and
Corporate Controller