Form 10-K
period 2005-12-31
CENTRUE FINANCIAL CORP
filed 2006-03-24
CIK 891523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-15025
CENTRUE FINANCIAL CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	36-3846489
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

303 Fountains Parkway, Fairview Heights, Illinois	62208
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (618) 624-1323
Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on which Registered
Common Stock, par value $.01 per share	Nasdaq National Market System
Preferred Share Purchase Rights	Nasdaq National Market System
Securities Registered Pursuant to Section 12(g) of the Act:
NONE
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐	No ☑
          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
          Yes ☑ No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☑
          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price on the Nasdaq National Market System on June 30, 2005, ($25.60) the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $57,391,411.
          As of March 10, 2006, the Registrant had issued and outstanding 2,233,939 shares of the Registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
          PARTS II and IV of Form 10-K—Portions of the 2005 Annual Report to Stockholders.
          PART III of Form 10-K—Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders.

CENTRUE FINANCIAL CORPORATION
2005 ANNUAL REPORT ON FORM 10-K

PART I
Item 1. Business
THE COMPANY
General
     Centrue Financial Corporation, a Delaware corporation (the “Company”), is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). At December 31, 2005, the Company had consolidated assets of $641.3 million, deposits of $507.9 million and stockholders’ equity of $42.9 million. The Company’s primary business activity is acting as the holding company for Centrue Bank, a state chartered commercial bank (the “Bank”). Beginning on February 25, 2005, the Company’s common stock has been listed on the Nasdaq National Market System under the symbol “TRUE.” Prior to February 25, 2005, it was traded on the American Stock Exchange (“AMEX”) under the symbol “CFF”. In February, 2003, the Company sold its Hoopeston, Illinois branch with assets of approximately $19 million. On October 9, 2003, the Company acquired Aviston Financial Corporation (“Aviston Financial”). At the time of the acquisition, Aviston Financial had approximately $98 million in total assets. Subsequent to the acquisition, the remaining corporation changed its name to Centrue Financial Corporation. On March 5, 2004, the Company acquired Parish Bank and Trust Company in Momence Illinois, a community bank with approximately $21 million in total assets. On April 8, 2005, the Company acquired Illinois Community Bancorp, Inc., a bank holding company in Effingham, Illinois with approximately $30 million in total assets. The Company also opened a new branch in the growing Fairview Heights market in May 2005 and has announced plans to continue to open additional branches in and near its current markets over the next few years. In March 2006, the Company relocated its headquarters to Fairview Heights.
     The Bank was initially chartered as an Illinois state savings and loan association in 1885. The Bank converted to a federally chartered savings and loan association in 1937 and changed its name to Kankakee Federal Savings Bank in connection with its conversion to stock form in 1992. The Bank changed its name to KFS Bank, F.S.B., as of December 1, 2002. Upon the acquisition of Aviston Financial in October 2003, the Bank merged into the State Bank of Aviston, became a state chartered commercial bank and changed its name to Centrue Bank. The Bank has one subsidiary, Centrue Service Corp., and its wholly-owned subsidiary, Centrue Insurance Agency, Inc., which engage in the business of providing securities brokerage services and insurance and annuity products to its customers. All references to Centrue Service Corp. include Centrue Insurance Agency, Inc., unless clearly indicated otherwise. All references to the Company include the Bank and its subsidiaries unless clearly indicated otherwise.
     The Company’s focus is to serve residential and small businesses from south suburban Chicago, Illinois, to metropolitan St. Louis, Missouri with a wide array of financial services. The Company is principally engaged in originating commercial business, commercial real estate, mortgage, consumer, multi-family, and construction loans, and attracting deposits from the general public. The Company also offers debit card services, on-line banking and bill payment services and, on an agency basis through Centrue Service Corp. and a relationship with a third party, securities brokerage services and insurance and annuity products to the Company’s customers.
     Since 2003, the Company has recruited new management, strengthened its policies and procedures and worked to clean up inherited asset quality issues. In addition to the Aviston, Parish and Illinois Community Bank transactions, the Company has opened new branches in Bradley, Dwight and Fairview Heights, Illinois as well as a loan production office in Plainfield, Illinois to broaden its geographic presence. The Company has recruited experienced bankers to generate new business and add depth to the management team. Management continues to emphasize providing excellent customer service while striving to meet its growth objectives and profitability goals. The Company is organized into four geographic regions, each led by its own regional president and management team. Each regional president has responsibility for staffing, loans, deposits and pricing in his or her respective region. Also, certain operational and decision making activities have been transferred to the regional level in order to improve efficiency, competitiveness and overall customer service. Centralized operations, including accounting, remain at the Company’s former headquarters in Kankakee. Management believes this organizational structure has allowed the Company to maintain its community focus, and improve customer service and efficiency, while growing the Company’s asset base.
     On October 30, 2003, the Company effected a 2 for 1 stock-split in the form of a dividend to stockholders of record as of October 20, 2003. All references to number of shares and share prices in this document are adjusted for the split.
     The executive offices of the Company are located at 303 Fountains Parkway, Fairview Heights, Illinois 62208 and its telephone number at that address is (618) 624-1323.
Competition
     The Bank’s main office is currently located at 310 South Schuyler Avenue, Kankakee, Illinois 60901-0552 with a planned relocation to 303 Fountains Parkway, Fairview Heights, Illinois during the first half of 2006. The Bank also has twenty additional locations in the communities of Ashkum, Aviston, Bourbonnais, Bradley, Braidwood, Champaign, Coal City (2), Diamond, Dwight (2), Effingham, Herscher, Kankakee, Manteno, Momence (2), Plainfield, St. Rose, and Urbana. The Company’s market areas include central Illinois, southern Illinois, south suburban Chicago, Illinois and metropolitan St. Louis, Missouri.
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
Capital Management
     Management continuously evaluates balance sheet opportunities to augment and leverage the Company’s strong capital base to maximize stockholders‘ return on equity. During 2005, 2004 and 2003, the Company repurchased 178,865, 232,706 and 466,540 shares of common stock, respectively in an effort to increase shareholder value. In April of 2005, the Company completed the acquisition of Illinois Community and issued 59,638 shares of stock in the transaction. During 2004, the Company invested $32 million of funds that had been in short-term liquid assets into higher-yielding investment securities. In the second quarter of 2004, the Company’s Board of Directors eliminated the quarterly dividend in an effort to provide more capital for stock repurchases and possible future acquisitions. In October of 2003, the Company completed the acquisition of Aviston Financial and issued 700,300 shares of stock in the transaction. The Company also effected a 2 for 1 stock split in the form of a dividend in October, 2003. During 2002, the Company borrowed $30.0 million and purchased investment securities in a leverage strategy. The Company believes that these initiatives will help to position the Company for additional future growth and improved profitability.
     As a way to create flexibility in its capital management strategies, the Company issued $10.0 million in trust preferred securities during the second quarter of 2004 and $10.0 million during the second quarter of 2002. Trust preferred securities are includable, within specified limits, as part of the Company’s regulatory capital and the interest paid on the securities is deductible for tax purposes. The funds provided have been used for the repurchase of common shares as well as other corporate purposes. Interest expense related to trust preferred securities totaled $1.4 million, $851,000 and $558,000 during 2005, 2004 and 2003, respectively. Additional information regarding emerging accounting standards that relate to accounting for trust preferred securities is included in Note 11 in the Notes to Consolidated Financial Statements on page 50 of the Annual Report to Stockholders.
Employees
     As of December 31, 2005, the Company had 182 full-time employees and 44 part-time employees. None of the Company’s employees are represented by any collective bargaining group.

The Company offers a variety of employee benefits and management considers its relations with its employees to be good.
Code of Ethics
     Centrue Financial has a code of conduct in place that applies to all of its directors and employees. The code sets forth the standard of ethics that it expects all directors and employees to follow, including the Chief Executive Officer and Chief Financial Officer, and persons performing similar functions. The code of conduct is posted on Centrue Financial’s website at www.centrue.com. Centrue Financial intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendment to or waiver of the code with respect to its Chief Executive Officer and Chief Financial Officer, and persons performing similar functions, by posting such information on Centrue Financial’s website.
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
     The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2005, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.
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
During the year ended December 31, 2005, SAIF and BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2006, SAIF and BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.
     FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2005, the FICO assessment rate for SAIF members and BIF members was approximately 0.01% of deposits.
     Supervisory Assessments. All Illinois banks are required to pay supervisory assessments to the DFPR to fund the operations of the DFPR. The amount of the assessment is calculated on the basis of an institution’s total assets, including consolidated subsidiaries, as reported to the DFPR. During the year ended December 31, 2005, the Bank paid supervisory assessments to the DFPR totaling $87,500.
     Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. The FDIC has established the following minimum capital standards for state-chartered insured non-member banks, such as the Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. In general, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.
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
     As of December 31, 2005: (i) the Bank was not subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the

Bank exceeded its minimum regulatory capital requirements under FDIC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by FDIC regulations.
     Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the Illinois Banking Act, Illinois-chartered banks generally may not pay dividends in excess of their net profits.
     The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2005. Further, the Bank may not pay dividends in an amount that would reduce its capital below the amount required for the liquidation account established in connection with the conversion of Kankakee Federal Bank, FSB, a predecessor-in-interest to the Bank, from the mutual to the stock form of ownership in 1992. As of December 31, 2005, approximately $481,000 was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.
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
     Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is permitted only in those states the laws of which expressly authorize such expansion.
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
     Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $48.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $48.3 million, the reserve requirement is $1.215 million plus 10% of the aggregate amount of total transaction accounts in excess of $48.3 million. The first $7.8 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.
Recent Regulatory Developments
     On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”) into law as part of the Deficit Reduction Act of 2005. On February 15, 2006, President Bush signed into law the technical and conforming amendments designed to implement FDIRA. FDIRA provides for legislative reforms to modernize the federal deposit insurance system.
     Among other things, FDIRA: (i) merges the BIF and the SAIF of the FDIC into a new Deposit Insurance Fund (the “DIF”); (ii) allows the FDIC, after March 31, 2010, to increase deposit insurance coverage by an adjustment for inflation and requires the FDIC’s Board of Directors, not later than April 1, 2010 and every five years thereafter, to consider whether such an increase is warranted; (iii) increases the deposit insurance limit for certain employee benefit plan deposits from $100,000 to $250,000, subject to adjustments for inflation after March 31, 2010, and provides for pass-through insurance coverage for such deposits; (iv) increases the deposit insurance limit for certain retirement account deposits from $100,000 to $250,000, subject to adjustments for inflation after March 31, 2010; (v) allows the FDIC’s Board of Directors to set deposit insurance premium assessments in any amount the Board of Directors deems necessary or appropriate, after taking into account various factors specified in FDIRA; (vi) replaces the fixed designated reserve ratio of 1.25% with a reserve ratio range of 1.15%-1.50%, with the specific reserve ratio to be determined annually by the FDIC by regulation; (vii) permits the FDIC to revise the risk-based assessment system by regulation; (viii) requires the FDIC, at the end of any year in which the reserve ratio of the DIF exceeds 1.50% of estimated insured deposits, to declare a dividend payable to insured depository institutions in an amount equal to 100% of the amount held by the DIF in excess of the amount necessary to maintain the DIF’s reserve ratio at 1.50% of estimated insured deposits or to declare a dividend equal to 50% of the amount in excess of the amount necessary to maintain the reserve ratio at 1.35% if the reserve ratio is between 1.35%-1.50% of estimated insured deposits; and (ix) provides a one-time credit based upon the assessment base of the institution on December 31, 1996 to each insured depository institution that was in existence as of December 31, 1996 and paid a deposit insurance assessment prior to that date (or a successor to any such institution).
     The merger of the BIF and the SAIF will take effect no later than July 1, 2006, while the remaining provisions are not effective until the FDIC issues final regulations. FDIRA requires the FDIC to issue final regulations no later than 270 days after enactment: (i) designating a reserve ratio; (ii) implementing increases in deposit insurance coverage; (iii) implementing the dividend requirement; (iv) implementing the one-time assessment credit; and (v) providing for assessments in accordance with FDIRA.

Item 1A. Risk Factors
In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:
Our business is concentrated in and dependent upon the continued growth and welfare of central and southern Illinois, as well as metropolitan St. Louis.
We operate primarily in south suburban Chicago Illinois and metropolitan St. Louis, Missouri, and as a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those particular areas. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers’ business and financial interests may extend well beyond our market areas, adverse economic conditions that affect our specific market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Because of our geographic concentration and the economic similarities of our markets, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.
We may experience difficulties in managing our growth and our growth strategy involves risks that may negatively impact our net income.
As part of our general strategy, we may acquire banks and related businesses that we believe provide a strategic fit with our business. We have recently acquired a number of local banks and, to the extent that we continue to grow through future acquisitions, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve risks commonly associated with acquisitions, including:
•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire;

•	exposure to potential asset quality issues of the acquired bank or related business;

•	difficulty and expense of integrating the operations and personnel of banks and businesses we acquire;

•	potential liability exposure to unknown or undisclosed violations of laws, rules or regulations which could ultimately result in fines or civil monetary penalties;

•	potential disruption to our business;

•	potential diversion of our management’s time and attention; and

•	the possible loss of key employees and customers of the banks and businesses we acquire.
In addition to acquisitions, we may expand into additional communities or attempt to strengthen our position in our current markets by undertaking additional branch openings. We believe that it generally takes several years for new banking facilities to first achieve operational profitability, due to the impact of organization and overhead expenses and the start-up phase of generating loans and deposits. To the extent that we undertake additional branch openings, we are likely to continue to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets.
We face intense competition in all phases of our business from other banks and financial institutions.
The banking and financial services business in our market is highly competitive. Our competitors include large regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial service providers. Increased competition in our market may result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower. Any of these results could have a material adverse effect on our ability to grow and remain profitable. If increased competition causes us to significantly discount the interest rates we offer on loans or increase the amount we pay on deposits, our net interest income could be adversely impacted. If increased competition causes us to relax our underwriting standards, we could be exposed to higher losses from lending activities. Additionally, many of our competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than we can offer.
Interest rates and other conditions impact our results of operations.
Our profitability is in part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations is presented at “Asset/Liability Management” included in our annual report to stockholders filed as Exhibit 13.1 to this Form 10-K. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.
We must effectively manage our credit risk.
There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries and periodic independent reviews of outstanding loans by our credit administration department and our internal auditors. However, we cannot assure you that such approval and monitoring procedures will reduce these credit risks.
Our loan portfolio has a large concentration of residential and commercial real estate loans, which involve risks specific to real estate value.
One- to four-family residential mortgage loans comprised $170.8 million, or 38.7%, of our loan portfolio at December 31, 2005. Commercial real estate lending is also a large portion of our loan portfolio, accounting for $131.4 million, or approximately 29.8% of our total loan portfolio as of December 31, 2005. As with residential real estate lending, the market value of commercial real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Our residential mortgage loans and our commercial real estate loans are secured primarily by properties located in central and southern Illinois and the St. Louis metropolitan area. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.
Additionally, commercial real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.
Our commercial construction loans are based upon estimates of costs and value associated with the complete project as well as estimates for either the ultimate sales or lease-up of the project. These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans.
At December 31, 2005, commercial construction loans, including land acquisition and development, totaled $34.3 million, or 7.8%, of our total loan portfolio. Construction and land acquisition and development lending involve additional risks because funds are advanced based partially upon the completed value of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, commercial construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project. In addition, while the construction of the project may come in within the stated budget, economic conditions may weaken during the project and the repayment from either sale of the project or the lease up of the building could be negatively impacted.
Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.
We established our allowance for loan losses in consultation with our executive officers and maintain it at a level considered adequate by management to absorb loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2005, our allowance for loan losses as a percentage of total loans was 1.02% and as a percentage of total non-performing loans was approximately 117.34%. Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.
Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future. However, we may at some point need to raise additional capital to support continued growth, both internally and through acquisitions. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.
Our community banking strategy relies heavily on our management team, and the unexpected loss of key managers may adversely affect our operations.
Much of our success to date has been influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services and familiar with the communities in our market area. Our ability to retain executive officers, the current management teams, branch managers and loan officers of our bank subsidiary will continue to be important to the successful implementation of our strategy. It is also critical, as we grow, to be able to attract and retain qualified additional management, including an individual to perform the duties of chief financial officer to replace Mr. Lindstrom, who resigned in February 2006, and loan officers with the appropriate level of experience and knowledge about our market area to implement our community-based operating strategy. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

Government regulation can result in limitations on our operations.
We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the FDIC, and the DPFR. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability. For example, new legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.
We have a continuing need for technological change and we may not have the resources to effectively implement new technology.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market area. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, we cannot provide you with assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.
There is a limited trading market for our common shares, and you may not be able to resell your shares at or above the price stockholders paid for them.
Although our common shares are listed for trading on the National Market of the Nasdaq Stock Market, the trading in our common shares has substantially less liquidity than many other public companies, including those quoted on the Nasdaq National Market. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. We cannot assure you that volume of trading in our common shares will increase in the future.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.
The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations.
We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.
Employee errors and misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.
We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. Should our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.
Item 1B. Unresolved Staff Comments
None

Item 2. Properties
     The following table sets forth information concerning the main office and each branch office of the Bank at December 31, 2005. At December 31, 2005, the Company’s premises had an aggregate net book value of approximately $18.2 million.

	Year	Owned	Lease	Net
Location	Opened (1)	or Leased	Expiration Date	Book Value
				(In thousands)
Main Office 310 S. Schuyler Avenue Kankakee, Illinois	1958	Owned	N/A	$2,137

Full Service Branches Main Street and U.S. 45 Ashkum, Illinois	1977	Owned	N/A	13

101 S. Page Street Aviston, Illinois	2003	Owned	N/A	1,136

680 S. Main Street Bourbonnais, Illinois	1974	Owned	N/A	306

980 N. Kinzie Avenue Bradley, Illinois	1998	Owned	N/A	2,761

180 N. Front Street Braidwood, Illinois	1998	Leased	July 24, 2010	19

1001 S. Neil Street Champaign, Illinois	1992	Owned	N/A	636

100 S. Broadway Coal City, Illinois	1998	Leased	July 24, 2010	20

660 S. Broadway Coal City, Illinois	1998	Owned	N/A	817

1275 E. Division Street Diamond, Illinois	1998	Owned	N/A	326

317 W. Waupansie Street Dwight, Illinois	2003	Leased	November 30, 2009	4

302 W. Mazon Avenue Dwight, Illinois	1987	Owned	N/A	316

1300 N. Keller Dive Effingham, Illinois	2005	Owned	N/A	2,204

303 Fountains Parkway Fairview Heights, Illinois	2005	Owned	N/A	5,493

654 N. Park Road Herscher, Illinois	1998	Owned	N/A	505

310 Section Line Road Manteno, Illinois	1975	Owned	N/A	372

29 N. Dixie Highway Momence, Illinois	2004	Owned	N/A	379

122 Gladiolus Ave Momence, Illinois	2004	Owned	N/A

	Year	Owned	Lease	Net
Location	Opened (1)	or Leased	Expiration Date	Book Value
				(In thousands)
18001 Main Street St. Rose, Illinois	2003	Owned	N/A	57

1708 S. Philo Road	1998	Owned	N/A	657
Urbana, Illinois

Loan Production Office 24001 West Lockport Suite A Plainfield, Illinois	2005	Leased	September 30, 2011 (2)	9
				$18,167

(1)	Year opened refers to the year in which the current facility opened or was acquired.

(2)	The Company has the option to cancel this lease on September 30, 2008.
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
Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2005.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The following table sets forth information about our stock repurchases for the three months ended December 31, 2005:

			Total Number of
			Shares
			Purchased as	Maximum Number
			Part of Publicly	of Shares that May
			Announced	Yet Be Purchased
	Total Number of	Average Price Paid	Plans or	Under the Plans or
Period	Shares Purchased	per Share	Programs	Programs
October 1 - October 31, 2005	—	$—	—	369,298
November 1 - November 30, 2005	—	—	—	369,298
December 1 - December 31, 2005	102,000	27.20	102,000	267,298

Total	102,000	$27.20	102,000	267,298

(1)	The Company announced its original stock repurchase program on October 21, 2004, which authorizes the Company to purchase up to 20% of the shares outstanding, or 484,663. The plan which would have expired on December 31, 2005, was extended through December 31, 2006. The Company purchased all of the shares listed above on the open market and under the repurchase program.

Page 64 of the 2005 Annual Report to Stockholders is incorporated by reference.
Item 6. Selected Financial Data
     Page 4 of the 2005 Annual Report to Stockholders is incorporated by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Pages 5 through 29 of the 2005 Annual Report to Stockholders are incorporated by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Page 22 through 26 of the 2005 Annual Report to Stockholders is incorporated by reference.
Item 8. Financial Statements and Supplementary Data
     Pages 31 through 62 of the 2005 Annual Report to Stockholders are incorporated by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2005. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
     There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2005 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Item 9B. Other Information
          None
PART III
Item 10. Directors and Executive Officers of the Registrant
     Information concerning directors of the Company is incorporated by reference to the sections “Election of Directors” and “Corporate Governance and the Board of Directors” located in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2006, a copy of which was filed with the Securities and Exchange Commission on March 23, 2006 (the “2006 Proxy Statement”).
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
     William R. Britt, age 57, joined Centrue Bank in July 2005 as President and Chief Operating Officer. Prior to joining Centrue Mr. Britt served as Wisconsin Regional President for Citizens Banking Corporation, which is based in Flint, Michigan. From 1970 until 2003 he was employed by Palmer American National Bank in Danville, Illinois and its successor Old National Bancorp most recently serving as the Chairman President and Chief Executive Officer of the Northwest Region of Old National Bank with responsibility for offices in Indiana and Illinois
     Donald L. Brown, age 49, joined Centrue Bank in March 2005 as President of Centrue West which consists of six offices in Grundy, Livingston, and Will Counties. Prior to joining Centrue, Mr. Brown was Vice President of Commercial Banking for First Midwest Bank in Morris, Illinois from 1995 to 2005. Previously, Mr. Brown also held various positions with Morris Building and Loan and First National Bank of Joliet.
     Roger D. Dotson, age 58, joined Centrue Financial in April 2005 as President of Illinois Community Bank upon the acquisition of Illinois Community Bancorp, Inc. In August of 2005, Illinois Community Bank was merged into Centrue Bank and Mr. Dotson was named Regional President of the South East Region. In January 2006, the Bank consolidated its South East and East regions and Mr. Dotson was named Senior Operations Officer for the Bank. Prior to joining Centrue, Mr. Dotson was President and Chief Executive Officer of Illinois Community Bank and Illinois Community Bancorp. Inc. since August 2002. From 1999 to 2002 Mr. Dotson was the President and Chief Executive Officer at Princeville State Bank in Princeville, Illinois. Previously, Mr. Dotson served as Executive Vice President of First Bank and Trust Co, Mt Vernon Illinois and Market President for Mercantile Bank in Marion, Illinois.
     Keith A. Francis, age 50, joined Centrue Bank in October 2004 as Chief Credit Officer, with the responsibility of the administration of all commercial, residential and consumer lending activity of the Bank. From 2000 to 2004, Mr. Francis served as Senior Vice President and Group Manager with Allegiant Bank of St. Louis. During his career, Mr. Francis has worked in the correspondent banking groups with Southwest Bank of St. Louis, Mercantile Bank of St. Louis, The Boatmen’s National Bank of St. Louis and Centerre Bank. Mr. Francis started his career as a National Bank Examiner with the Comptroller of the Currency.
     Carol S. Hoekstra, age 50, was elected Senior Vice President of the Bank in January 2004. Mrs. Hoekstra is responsible for oversight of the Bank’s human resources and training departments. Mrs. Hoekstra was previously Executive Vice President and Interim Chief Operating Officer of both the Company and the Bank in 2003 and assumed the duties of President of Centrue North until January 2004. She was a Senior Vice President of the Bank since 1999 and an Assistant Secretary of the Company since 1992. Previously, she was a Vice President of the Bank since 1995. Mrs. Hoekstra first joined the Bank in 1977. She rejoined the Bank in 1991 as consumer loan manager, following her return to the area from Texas where she worked at a commercial bank in consumer lending.
     Michael A. O’Gorman, age 39, joined the Bank in January 2004 as President of Centrue North which consists of six offices in Kankakee and Iroquois counties. From 2000 to 2004, he was Community President of National City Bank in Kankakee, Illinois. From 1989 to 2000, Mr. O’Gorman also held various positions with American National Bank and Trust Company of Chicago (now Bank One), including Vice President and Division Head of its Central Illinois commercial banking operations.

     Rick R. Parks, age 40, was promoted in October 2004 to the position of President of Centrue South, after joining the company in January 2004 as senior vice president of commercial lending. He was previously employed by Union Planters Bank for 13 years as a commercial lending team leader/senior vice president in their Metro-East St. Louis market. Mr. Parks previously worked as a loan officer for First Federal Savings Bank in Mascoutah, Illinois, and for Edward Jones as an investment representative. Rick began his banking career in 1987 at First Trust and Savings Bank in Kankakee, Illinois, and earned his MBA from St. Louis University.
Compliance with Section 16(a) of the Exchange Act
     Information concerning compliance with Section 16(a) of the Exchange Act called for by Item 10 of this Form 10-K is incorporated by reference from the section“Compliance with Section 16(a) of the Exchange Act” in the Company’s 2006 Proxy Statement.
Item 11. Executive Compensation
     Information concerning executive compensation called for by Item 11 of this Form 10-K is incorporated by reference from the section “Executive Compensation” and “Director Compensation” located in the Company’s 2006 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information concerning security ownership of certain beneficial owners and management called for by Item 12 of this Form 10-K is incorporated by reference from the section “Voting Securities and Principal Holders” located in the Company’s 2006 Proxy Statement.
     The table below sets forth the following information as of December 31, 2005 for (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders:
(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights;

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be		Number of securities
	issued upon exercise of	Weighted-average exercise	remaining available for future
Plan category	outstanding options	price of outstanding options	issuance

Equity compensation plans approved by security holders	218,800	$21.64	119,100

Equity compensation plans not approved by security holders	5,000(1)	$18.58	—

Total	223,800	$21.57	119,100

(1)	Includes a customary grant of options to purchase 5,000 shares to an incoming director and was made in connection with the grant to Mr. Griffith upon his joining the board in December, 2002.
Item 13. Certain Relationships and Related Transactions
     Information concerning certain relationships and related transactions called for by Item 13 of this Form 10-K is incorporated by reference from the section “Certain Relationships and Related Transactions” located in the Company’s 2006 Proxy Statement.
Item 14. Principal Accountant Fees and Services
     Information concerning accounting fees and services called for by item 14 of this Form 10-K is incorporated by reference from the section “Independent Public Accountants” located in the 2006 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a)(1) Consolidated Financial Statements:
     The following information appearing in the Registrant’s 2005 Annual Report to Stockholders is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.1.

Pages in
Annual Report Section	Annual Report
Selected Financial Data	4

Management’s Discussion and Analysis of Financial Condition and Results of Operations	5-29

Report of Independent Registered Public Accounting Firm	30

Consolidated Balance Sheets	31

Consolidated Statements of Income	32

Consolidated Statements of Stockholders’ Equity	33

Consolidated Statements of Cash Flows	34-36

Notes to Consolidated Financial Statements	37-62

Quarterly Financial Information	62

     With the exception of those sections specifically incorporated by reference, the Registrant’s 2005 Annual Report to Stockholders is not deemed filed as part of this Annual Report on Form 10-K.
     (a)(2) Financial Statement Schedules:
     Financial statement schedules have been omitted as the required information is contained in the consolidated financial statements and notes thereto, or because such schedules are not required or applicable.

     (a)(3) Exhibits:

		Reference to Prior
		Filing or Exhibit
Regulation S-K		Number Attached
Exhibit Number	Document	Hereto
3.1	Articles of Incorporation	(11)

3.2	Bylaws	(1)

4.1	Form of Rights Agreement	(4)

10.1	1992 Stock Option Plan	(2)

10.2	Centrue Financial Corporation 2003 Stock Incentive Plan	(2)

10.3	Centrue Bank 401(k) Savings Plan	(1)

10.4	Employment Agreement between the Company and Thomas A. Daiber	(3)

10.5	Employment Agreement between the Bank and William R. Britt	(5)

10.6	Employment Agreement between the Bank and Michael A. O’Gorman	(6)

10.7	Employment Agreement between the Bank and Carol S. Hoekstra	(7)

10.8	Employment Agreement between the Bank and Ricky R. Parks	(8)

10.9	Indenture dated April 10, 2002, between the Company and Wilmington Trust Company	(9)

10.10	Indenture dated April 22, 2004, between the Company and U.S. Bank, N.A.	(9)

13.1	2005 Annual Report to Stockholders	(10)

21.1	Subsidiaries of the Registrant	21.1

23.1	Consent of Independent Registered Public Accounting Firm	23.1

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)	31.1

		Reference to Prior
		Filing or Exhibit
Regulation S-K		Number Attached
Exhibit Number	Document	Hereto
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)	31.2

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2

(1)	Filed on September 11, 1992, as exhibits to the Registrant’s Registration Statement No. 33-51950 on Form S-1. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(2)	Filed on May 1, 2003, as exhibits to the Registrant’s Annual Report on Form 10-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(3)	Filed on June 27, 2003, as an exhibit to the Registrant’s Registration Statement on Form S-4. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(4)	Filed on May 21, 1999, as an exhibit to the Registrant’s Form 8-K. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(5)	Filed on July 18, 2005, as an exhibit to the Registrant’s Form 8-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(6)	Filed on September 8, 2005, as an exhibit to the Registrant’s Form 8-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(7)	Filed on January 26, 2006, as an exhibit to the Registrant’s Form 8-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(8)	Filed on September 8, 2005, as an exhibit to the Registrant’s Form 8-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(9)	Filed on March 25, 2005, as exhibits to the Registrant’s Annual Report on Form 10-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(10)	Filed on March 23, 2006, as an Annual Report to Shareholders. Such previously filed documents are hereby incorporated herin by reference in accordance with Item 601 of Regulation S-K

(11)	Filed on March 30, 2004, as an exhibit to the Registrant’s Annual Report on Form 10K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRUE FINANCIAL CORPORATION

Date: March 23, 2006	By:	/s/ Thomas A. Daiber

Thomas A. Daiber,
Chief Executive Officer and President

	By:	/s/ John A. Betts

John A. Betts
Corporate Controller and Interim Principal Financial
Officer and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael A. Griffith	3-23-06	Chairman of the Board

Michael A. Griffith	Date

/s/ Michael J. Hejna	3-23-06	Director

Michael J. Hejna	Date

/s/ Wesley E. Walker	3-23-06	Director

Wesley E. Walker	Date

/s/ Thomas A. Daiber	3-23-06	President, Chief Executive Officer and

Thomas A. Daiber	Date	Director

/s/ Mark L. Smith	3-23-06	Director

Mark L. Smith	Date

     (a)(3) Exhibits:

		Reference to Prior
		Filing or Exhibit
Regulation S-K		Number Attached
Exhibit Number	Document	Hereto
3.1	Articles of Incorporation	(11)

3.2	Bylaws	(1)

4.1	Form of Rights Agreement	(4)

10.1	1992 Stock Option Plan	(2)

10.2	Centrue Financial Corporation 2003 Stock Incentive Plan	(2)

10.3	Centrue Bank 401(k) Saving Plan	(1)

10.4	Employment Agreement between the Company and Thomas A. Daiber	(3)

10.5	Employment Agreement between the Bank and William R. Britt	(5)

10.6	Employment Agreement between the Bank and Michael A. O’Gorman	(6)

10.7	Employment Agreement between the Bank and Carol S. Hoekstra	(7)

10.8	Employment Agreement between the Bank and Ricky R. Parks	(8)

10.9	Indenture dated April 10, 2002, between the Company and Wilmington Trust Company	(9)

10.10	Indenture dated April 22, 2004, between the Company and U.S. Bank, N.A.	(9)

13.1	2005 Annual Report to Stockholders	(10)

21.1	Subsidiaries of the Registrant	21.1

23.1	Consent of Independent Registered Public Accounting Firm	23.1

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)	31.1

		Reference to Prior
		Filing or Exhibit
Regulation S-K		Number Attached
Exhibit Number	Document	Hereto
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)	31.2

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2

(1)	Filed on September 11, 1992, as exhibits to the Registrant’s Registration Statement No. 33-51950 on Form S-1. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(2)	Filed on May 1, 2003, as exhibits to the Registrant’s Annual Report on Form 10-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(3)	Filed on June 27, 2003, as an exhibit to the Registrant’s Registration Statement on Form S-4. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(4)	Filed on May 21, 1999, as an exhibit to the Registrant’s Form 8-K. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(5)	Filed on July 18, 2005, as an exhibit to the Registrant’s Form 8-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(6)	Filed on September 8, 2005, as an exhibit to the Registrant’s Form 8-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(7)	Filed on January 26, 2006, as an exhibit to the Registrant’s Form 8-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(8)	Filed on September 8, 2005, as an exhibit to the Registrant’s Form 8-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(9)	Filed on March 25, 2005, as exhibits to the Registrant’s Annual Report on Form 10-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(10)	Filed on March 23, 2006, as an Annual Report to Shareholders. Such previously filed documents are hereby incorporated herin by reference in accordance with Item 601 of Regulation S-K

(11)	Filed on March 30, 2004, as an exhibit to the Registrant’s Annual Report on Form 10K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K