Form 10-K/A
period 2004-12-31
CENTRUE FINANCIAL CORP
filed 2006-05-11
CIK 891523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to __________

Commission File Number 1-15025

CENTRUE FINANCIAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3846489 (I.R.S. Employer Identification Number)

303 Fountains Parkway, Fairview Heights, Illinois (Address of principal executive offices)	62208 (Zip Code)

Registrant’s telephone number, including area code: (815) 937-4440

Securities Registered Pursuant to Section 12(b) of the Act:

NONE

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
Preferred Share Purchase Rights
(Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes☐   No  ☒

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

     YES ☑ NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer ☐ Accelerated ☐ filer Non-accelerated  filer  ☑

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price ($27.71) on the American Stock Exchange on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $65,486,358.

     As of March 4, 2005, the Registrant had issued and outstanding 2,377,501 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE
     Centrue Financial Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 solely for the purpose of specifically including the electronic format of the Annual Report to Stockholders as Exhibit 13.1 to the Form 10-K. The Annual Report to Stockholders was originally filed with the Securities and Exchange Commission on March 16, 2005 on Form ARS and incorporated by reference into the Company’s original Form 10-K filing.
     The Company is also attaching certifications executed as of the date of this Form 10-K/A from its Chief Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are attached as exhibits 31.1, 31.2, 32.1 and 32.2. Part IV of Form 10-K/A reflects the changes to the exhibits.
     Except as described above, no other changes have been made to the Form 10-K or the Annual Report to Stockholders, and this Amendment No. 1 does not amend, update or change any other information contained in the Form 10-K or the Annual Report to Stockholders. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 25, 2005. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-K, including any amendments to those filings.

PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a)(1) Consolidated Financial Statements:

     The following information appearing in the Registrant’s 2004 Annual Report to Stockholders is attached to this Annual Report on Form 10-K as Exhibit 13.1.

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

     (a)(3) Exhibits:

Regulation		Reference to Prior Filing
S-K Exhibit		or Exhibit Number
Number	Document	Attached Hereto
3.1	Articles of Incorporation	(6)

3.2	Bylaws	(1)

4.1	Form of Rights Agreement	(4)

10.1	Stock Option Plan	(2)

10.2	401(k) Plan	(1)

10.3	Employment Agreement between the Bank and Thomas A. Daiber	(3)

10.4	Employment Agreement between the Bank and James M. Lindstrom	(3)

10.5	Employment Agreement between the Bank and Michael A. O’Gorman	(3)

10.6	Employment Agreement between the Bank and Carol S. Hoekstra	(3)

10.7	Indenture dated April 10, 2002, between the Company and Wilmington Trust Company	(6)

10.8	Indenture dated April 22, 2004, between the Company and U.S. Bank, N.A.	(5)

10.9	Non-employee Director’s Deferred Compensation Plan	(7)

10.10	Director Fee Schedule	(8)

13.1	2004 Annual Report to Stockholders	13.1

21.1	Subsidiaries of the Registrant	(8)

23.1	Consent of Independent Registered Public Accounting Firm	(8)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)	31.1

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)	31.2

Regulation		Reference to Prior Filing
S-K Exhibit		or Exhibit Number
Number	Document	Attached Hereto

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2

(1)	Filed on September 11, 1992, as exhibits to the Registrant’s Registration Statement No. 33-51950 on Form S-1. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(2)	Filed on May 1, 2003, as exhibits to the Registrant’s Annual Report on Form 10-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(3)	Filed on January 6, 2005, as an exhibit to the Registrant’s Form 8-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(4)	Filed on May 21, 1999, as an exhibit to the Registrant’s Form 8-K. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(5)	Filed on August 13, 2004, as an exhibit to the Registrant’s Form 10-Q. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(6)	Filed on March 30, 2004, as exhibits to the Registrant’s Annual Report on Form 10-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(7)	Filed on March 14, 2003, as an appendix to the Registrant’s Definitive Proxy Statement for 2003. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(8)	Filed on March 23, 2005, as an exhibit to the Registrant’s original Annual Report on Form 10-K, which is amended by this Annual Report on Form 10-K/A.

23

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRUE FINANCIAL CORPORATION

Date: May 11, 2006	By:	/s/ Thomas A. Daiber

Thomas A. Daiber,
Chief Executive Officer and President

INDEX TO EXHIBITS

Regulation		Reference to Prior Filing
S-K Exhibit		or Exhibit Number
Number	Document	Attached Hereto
3.1	Articles of Incorporation	(6)

3.2	Bylaws	(1)

4.1	Form of Rights Agreement	(4)

10.1	Stock Option Plan	(2)

10.2	401(k) Plan	(1)

10.3	Employment Agreement between the Bank and Thomas A. Daiber	(3)

10.4	Employment Agreement between the Bank and James M. Lindstrom	(3)

10.5	Employment Agreement between the Bank and Michael A. O’Gorman	(3)

10.6	Employment Agreement between the Bank and Carol S. Hoekstra	(3)

10.7	Indenture dated April 10, 2002, between the Company and Wilmington Trust Company	(6)

10.8	Indenture dated April 22, 2004, between the Company and U.S. Bank N.A.	(5)

10.9	Non-employee Director’s Deferred Compensation Plan	(7)

10.10	Director Fee Schedule	(8)

13.1	2004 Annual Report to Stockholders	13.1

21.1	Subsidiaries of the Registrant	(8)

23.1	Consent of Independent Registered Public Accounting Firm	(8)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)	31.1

Regulation		Reference to Prior Filing
S-K Exhibit		or Exhibit Number
Number	Document	Attached Hereto
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)	31.2

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2

(1)	Filed on September 11, 1992, as exhibits to the Registrant’s Registration Statement No. 33-51950 on Form S-1. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(2)	Filed on May 1, 2003, as exhibits to the Registrant’s Annual Report on Form 10-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(3)	Filed on January 6, 2005, as an exhibit to the Registrant’s Form 8-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(4)	Filed on May 21, 1999, as an exhibit to the Registrant’s Form 8-K. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(5)	Filed on August 13, 2004, as an exhibit to the Registrant’s Form 10-Q. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(6)	Filed on March 30, 2004, as exhibits to the Registrant’s Annual Report on Form 10-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(7)	Filed on March 14, 2003, as an appendix to the Registrant’s Definitive Proxy Statement for 2003. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(8)	Filed on March 23, 2005, as an exhibit to the Registrant’s original Annual Report on Form 10-K, which is amended by this Annual Report on Form 10-K/A.