Form 10-K/A
period 2005-12-31
CENTRUE FINANCIAL CORP
filed 2006-05-11
CIK 891523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
     Centrue Financial Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Form 10-K for the fiscal year ended December 31, 2005 for the purpose of specifically including the electronic format of the Annual Report to Stockholders as Exhibit 13.1 to the Form 10-K. The Annual Report to Stockholders was originally filed with the Securities and Exchange Commission on March 23, 2006 on Form ARS and incorporated by reference into the Company’s original Form 10-K filing.
     Additionally, the Company is incorporating by reference the Non-employee Director’s Deferred Compensation Plan as an exhibit, which had previously been filed in 2003 and was inadvertently omitted from the exhibit list on the original Form 10-K filing. The Company is also attaching certifications executed as of the date of this Form 10-K/A from its Chief Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are attached as exhibits 31.1, 31.2, 32.1 and 32.2. Part IV of Form 10-K/A reflects the changes to the exhibits.
     Except as described above, no other changes have been made to the Form 10-K or the Annual Report to Stockholders, and this Amendment No. 1 does not amend, update or change any other information contained in the Form 10-K or the Annual Report to Stockholders. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 24, 2006. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-K, including any amendments to those filings.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a)(1) Consolidated Financial Statements:
     The following information appearing in the Registrant’s 2005 Annual Report to Stockholders is attached to this Annual Report on Form 10-K as Exhibit 13.1.

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

     (a)(3) Exhibits:

		Reference to Prior
		Filing or Exhibit
Regulation S-K		Number Attached
Exhibit Number	Document	Hereto
3.1	Articles of Incorporation	(11)

3.2	Bylaws	(1)

4.1	Form of Rights Agreement	(4)

10.1	1992 Stock Option Plan	(2)

10.2	Centrue Financial Corporation 2003 Stock Incentive Plan	(2)

10.3	Centrue Bank 401(k) Savings Plan	(1)

10.4	Employment Agreement between the Company and Thomas A. Daiber	(3)

10.5	Employment Agreement between the Bank and William R. Britt	(5)

10.6	Employment Agreement between the Bank and Michael A. O’Gorman	(6)

10.7	Employment Agreement between the Bank and Carol S. Hoekstra	(7)

10.8	Employment Agreement between the Bank and Ricky R. Parks	(8)

10.9	Indenture dated April 10, 2002, between the Company and Wilmington Trust Company	(9)

10.10	Indenture dated April 22, 2004, between the Company and U.S. Bank, N.A.	(9)

10.11	Non-employee Director’s Deferred Compensation Plan	(12)

13.1	2005 Annual Report to Stockholders	13.1

21.1	Subsidiaries of the Registrant	(10)

23.1	Consent of Independent Registered Public Accounting Firm	(10)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)	31.1

		Reference to Prior
		Filing or Exhibit
Regulation S-K		Number Attached
Exhibit Number	Document	Hereto
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)	31.2

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2

(1)	Filed on September 11, 1992, as exhibits to the Registrant’s Registration Statement No. 33-51950 on Form S-1. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(2)	Filed on May 1, 2003, as exhibits to the Registrant’s Annual Report on Form 10-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(3)	Filed on June 27, 2003, as an exhibit to the Registrant’s Registration Statement on Form S-4. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(4)	Filed on May 21, 1999, as an exhibit to the Registrant’s Form 8-K. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(5)	Filed on July 18, 2005, as an exhibit to the Registrant’s Form 8-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(6)	Filed on September 8, 2005, as an exhibit to the Registrant’s Form 8-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(7)	Filed on January 26, 2006, as an exhibit to the Registrant’s Form 8-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(8)	Filed on September 8, 2005, as an exhibit to the Registrant’s Form 8-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(9)	Filed on March 25, 2005, as exhibits to the Registrant’s Annual Report on Form 10-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(10)	Filed on March 25, 2006, as an exhibit to the Registrant’s original Annual Report on Form 10-K, which is amended by this Annual Report on Form 10-K/A.

(11)	Filed on March 30, 2004, as an exhibit to the Registrant’s Annual Report on Form 10K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K
(12)	Filed on March 14, 2003, as an appendix to the Registrant’s Definitive Proxy Statement for 2003. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRUE FINANCIAL CORPORATION

Date: May 11, 2006	By:	/s/ Thomas A. Daiber

Thomas A. Daiber,
Chief Executive Officer and President

     (a)(3) Exhibits:

		Reference to Prior
		Filing or Exhibit
Regulation S-K		Number Attached
Exhibit Number	Document	Hereto
3.1	Articles of Incorporation	(11)

3.2	Bylaws	(1)

4.1	Form of Rights Agreement	(4)

10.1	1992 Stock Option Plan	(2)

10.2	Centrue Financial Corporation 2003 Stock Incentive Plan	(2)

10.3	Centrue Bank 401(k) Saving Plan	(1)

10.4	Employment Agreement between the Company and Thomas A. Daiber	(3)

10.5	Employment Agreement between the Bank and William R. Britt	(5)

10.6	Employment Agreement between the Bank and Michael A. O’Gorman	(6)

10.7	Employment Agreement between the Bank and Carol S. Hoekstra	(7)

10.8	Employment Agreement between the Bank and Ricky R. Parks	(8)

10.9	Indenture dated April 10, 2002, between the Company and Wilmington Trust Company	(9)

10.10	Indenture dated April 22, 2004, between the Company and U.S. Bank, N.A.	(9)

10.11	Non-employee Director’s Deferred Compensation Plan	(12)

13.1	2005 Annual Report to Stockholders	13.1

21.1	Subsidiaries of the Registrant	(10)

23.1	Consent of Independent Registered Public Accounting Firm	(10)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)	31.1

		Reference to Prior
		Filing or Exhibit
Regulation S-K		Number Attached
Exhibit Number	Document	Hereto
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)	31.2

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2

(1)	Filed on September 11, 1992, as exhibits to the Registrant’s Registration Statement No. 33-51950 on Form S-1. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(2)	Filed on May 1, 2003, as exhibits to the Registrant’s Annual Report on Form 10-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(3)	Filed on June 27, 2003, as an exhibit to the Registrant’s Registration Statement on Form S-4. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(4)	Filed on May 21, 1999, as an exhibit to the Registrant’s Form 8-K. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(5)	Filed on July 18, 2005, as an exhibit to the Registrant’s Form 8-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(6)	Filed on September 8, 2005, as an exhibit to the Registrant’s Form 8-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(7)	Filed on January 26, 2006, as an exhibit to the Registrant’s Form 8-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(8)	Filed on September 8, 2005, as an exhibit to the Registrant’s Form 8-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(9)	Filed on March 25, 2005, as exhibits to the Registrant’s Annual Report on Form 10-K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(10)	Filed on March 25, 2006, as an exhibit to the Registrant’s original Annual Report on Form 10-K, which is amended by this Annual Report on Form 10-K/A.

(11)	Filed on March 30, 2004, as an exhibit to the Registrant’s Annual Report on Form 10K. Such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K
(12)	Filed on March 14, 2003, as an appendix to the Registrant’s Definitive Proxy Statement for 2003. Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.