Form 10-Q
period 2006-03-31
CENTRUE FINANCIAL CORP
filed 2006-05-12
CIK 891523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2006.
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
(618) 624-1323

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
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐   No ☑
As of May 12, 2006, there were 2,232,189 issued and outstanding shares of the Issuer’s common stock.

CENTRUE FINANCIAL CORPORATION

PART I. — FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

	March 31	December 31
	2006	2005
	(dollars in thousands)
Assets
Cash and due from banks	$12,865	$13,566
Interest bearing due from banks and other	1,916	4,692

Cash and cash equivalents	14,781	18,258
Certificates of Deposit	50	50
Investment Securities available-for-sale, at fair value:	120,792	125,190
Loans, net of allowance for loan losses of ($4,433 and $4,486)	427,501	428,468
Loans held for sale	2,721	8,373
Premises and equipment	22,634	22,579
Goodwill	14,362	14,362
Life insurance contracts	9,557	9,465
Non-marketable equity securities	5,065	5,059
Accrued interest receivable	3,117	3,248
Intangible assets	1,850	1,922
Real estate held for sale	1,144	1,709
Other assets	2,729	2,840

Total Assets	$626,303	$641,523

Liabilities
Deposits:
Noninterest bearing	$67,291	$67,982
Interest bearing	425,625	439,934

Total Deposits	492,916	507,916
Short-term borrowings	31,037	27,014
Long-term borrowings	55,422	58,723
Other liabilities	3,993	4,767

Total Liabilities	583,368	598,420

Stockholders’ Equity
Preferred stock, $.01 par value — 500,000 shares authorized and unissued	—	—
Common stock, $.01 par value — 5,500,000 authorized; 4,200,300 shares issued	42	42
Additional paid-in capital	31,002	30,806
Retained income, partially restricted	48,085	47,403
Accumulated other comprehensive loss	(1,898)	(1,657)
Unearned restricted stock (9,900 and 14,750 shares)	(302)	(346)
Treasury stock, (1,966,361 and 1,937,361 shares), at cost	(33,994)	(33,145)

Total Stockholders’ Equity	42,935	43,103

Total Liabilities and Stockholders’ Equity	$626,303	$641,523

See the accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

	Three Months Ended
	March 31
	2006	2005
	(dollars in thousands)
Interest income:
Loans	$7,080	$6,185
Investments
Taxable	1,122	994
Tax-exempt	170	173
Deposits with banks and other	7	8
FHLB stock dividends	39	49

Total interest and dividend income	8,418	7,409
Interest expense:
Deposits	2,772	1,927
Short-term borrowings	232	55
Long-term borrowings	720	742

Total interest expense	3,724	2,724

Net interest income	4,694	4,685
Provision for loan losses	75	250

Net interest income after provision for loan losses	4,619	4,435
Noninterest income:
Fee income	1,382	1,099
Net gain on sale of securities	4	183
Net gain (loss) on sale of real estate held for sale	(24)	1
Net gain on sale of loans	107	131
Increase in cash surrender value of life insurance	92	91
Other	82	60

Total noninterest income	1,643	1,565
Noninterest expense:
Compensation and benefits	3,132	2,336
Occupancy, net	463	387
Furniture and equipment	282	329
Advertising	90	80
Data processing	344	158
Telephone and postage	152	171
Amortization of intangibles	72	61
Legal and professional fees	162	142
Other	663	660

Total noninterest expense	5,360	4,324

Income before income taxes	902	1,676
Income tax expense	220	488

Net income	$682	$1,188

Other comprehensive income (loss):
Change in unrealized losses on available for sale securities, net of related income taxes	(239)	(899)
Less: reclassification adjustment for gains included in net income net of related income taxes	2	131

Other comprehensive loss	(241)	(1,030)

Comprehensive income	$441	$158

Basic earnings per share	$0.31	$0.50
Diluted earnings per share	$0.30	$0.50
Dividends per share	$—	$—
See notes to the accompanying consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

	Three Months Ended
	March 31
	2006	2005
	(dollars in thousands)
Operating activities
Net income	$682	$1,188
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	75	250
Depreciation and amortization	418	429
Net amortization on investments	26	62
Amortization of intangibles	72	61
Share based compensation expense	198	69
Deferred income taxes	(80)	(74)
Origination of loans held for sale	(7,225)	(6,162)
Proceeds from sales of loans held for sale	8,192	6,391
Gain on sale of loans	(107)	(131)
Gain on sale of securities, net	(4)	(183)
(Gain) loss on sale of real estate held for sale	24	(1)
Increase in cash surrender value of life insurance	(92)	(91)
Federal Home Loan Bank stock dividends	(6)	(49)
Changes in:
Accrued interest receivable	131	(187)
Other assets and other liabilities, net	(459)	496

Net cash provided by operating activities	1,845	2,068

Investing activities
Purchases of available for sale securities	—	(9,786)
Proceeds from sales of available for sale securities	2,475	11,014
Proceeds from maturities of available for sale securities	1,536	4,578
Proceeds from maturities of certificates of deposit	—	99
Proceeds from sales of real estate held for sale	541	42
Net decrease in loans	5,684	281
Purchases of bank premises and equipment	(473)	(1,318)

Net cash provided by investing activities	9,763	4,910

Financing activities
Net (decrease) in deposits	(15,000)	(29,936)
Proceeds of long-term borrowings	19,000	19,705
Repayments of long-term borrowings	(22,301)	(13,388)
Net change in short term borrowings	4,023	18,186
Proceeds from exercise of stock options	348	61
Tax benefits from tax deductions in excess of compensation cost recognized	9	—
Purchase of treasury stock	(1,164)	(152)

Net cash used in financing activities	(15,085)	(5,524)

Net increase (decrease) in cash and cash equivalents	(3,477)	1,454
Cash and cash equivalents — beginning of year	18,258	13,286

Cash and cash equivalents — end of period	$14,781	$14,740

	Three Months Ended
	March 31
	2006	2005
	(dollars in thousands)
Supplemental disclosure of cash flow information
Interest paid	$4,036	$2,584
Income taxes paid	—	—
Real estate acquired in settlement of loans	—	195
See the accompanying notes to consolidated financial statements.

CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2006
Note 1 — Basis of Presentation
     The consolidated financial statements of Centrue Financial Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The December 31, 2005 balance sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report for the Company on Form 10-K for the year ended December 31, 2005.
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
     Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of mortgage servicing rights, goodwill, deferred taxes, real estate held for sale and the valuation of stock compensation plans. In connection with the determination of the allowance for loan losses and the valuation of real estate acquired by foreclosure, management obtains independent appraisals for significant properties.
     Certain 2005 amounts have been reclassified where appropriate to conform to the consolidated financial statement presentation used in 2006.
     Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which amends SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company adopted SFAS 123R using the modified retrospective method. The modified retrospective method requires that compensation cost be recognized beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted after the effective date and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R. The modified retrospective method also allows companies to adjust prior year financials based on the amounts previously reported under the SFAS 123 pro forma disclosures for all prior periods for which SFAS 123 was effective. See Note 6 for a more detailed description of the Company’s adoption of SFAS 123R.
Note 2 — Earnings Per Share
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

	Three Months Ended
	March 31
	2006	2005
	(Dollars in thousands)
Basic
Net income	$682	$1,188

Average common shares outstanding	2,233,548	2,359,235

Net income per common share — basic	$0.31	$0.50

Diluted
Net income	$682	$1,188

Average common shares outstanding	2,233,548	2,359,235

Dilutive potential due to stock options	9,297	10,014

Average common shares outstanding	2,242,845	2,369,249

Net income per common share — diluted	$0.30	$0.50

Note 3 — Liquidity and Capital Resources
     The Company maintains a certain level of cash and other liquid assets to fund normal volumes of loan commitments, deposit withdrawals and other obligations. The following table summarizes significant contractual obligations and other commitments at March 31, 2006 (in thousands):

	Time	Long-term
Years Ended December 31,	Deposits	Borrowings (1)	Total
2006	$114,134	$13,041	$127,175
2007	97,003	31,449	128,452
2008	14,585	156	14,741
2009	5,304	10,165	15,469
2010	5,843	173	6,016
thereafter	1,140	438	1,578

Total	$238,009	$55,422	$293,431

Financial instruments whose contract amounts represent credit risk:
Commitment to originate loans			$1,423
Commitments to extend credit			53,334
Standby letters of credit			3,717

Total			$351,905

(1)	Fixed rate callable borrowings are included in the period of their modified duration rather than in the period in which they are due. Borrowings include fixed rate callable advances of $5 million and $2 million maturing in fiscal year 2008 and 2011 which are callable in 2006 and variable rate prepayable advances of $20 million maturing in fiscal year 2007. Trust preferred debentures of $10 million mature in both 2032 and 2034, but are callable in 2007 and 2009.
Note 4 — Investments With Other Than Temporary Impairment
Continuous gross unrealized losses of investments in debt and equity securities as of March 31, 2006 (in thousands) which are classified as temporary were as follows:

	Continuous unrealized losses		Continuous unrealized
	existing for less than 12		losses existing greater than
	months		12 months		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	losses	Fair Value	losses	Fair Value	losses
U.S. government agencies	$26,125	$575	$49,648	$1,369	$75,773	$1,944
Municipals	2,339	28	18,811	614	21,150	642
Mortgage backed securities	5,093	70	6,279	262	11,372	332
Corporate Bonds	—	—	1,943	113	1,943	113

Total temporarily impaired securities	$33,557	$673	$76,681	$2,358	$110,238	$3,031

The unrealized losses on investment securities that have been in a continuous loss position for more than 12 consecutive months are generally due to changes in interest rates and, as such, are considered to be temporary, by the Company.

Note 5 — Junior Subordinated Debt Owed to Unconsolidated Trusts
     The Company issued $10.0 million in each of April 2002 and April 2004 in cumulative trust preferred securities through newly formed special-purpose trusts, Kankakee Capital Trust I (Trust I) and Centrue Statutory Trust II (Trust II). The proceeds of the offerings were invested by the trusts in junior subordinated deferrable interest debentures of Trust I and Trust II. Trust I and Trust II are unconsolidated subsidiaries of the Company, and their sole assets are the junior subordinated deferrable interest debentures. Distributions are cumulative and are payable quarterly at a variable rate of 3.70% and 2.65% over the LIBOR rate, respectively, (at a rate of 8.62% and 7.57% at March 31, 2006) per annum of the stated liquidation amount of $1,000 per preferred security. Interest expense on the trust preferred securities was $397,000 and $299,000 for the three months ended March 31, 2006 and 2005. The obligations of the trusts are fully and unconditionally guaranteed, on a subordinated basis, by the Company. The trust preferred securities for Trust I are mandatorily redeemable upon the maturity of the debentures on April 7, 2032, or to the extent of any earlier redemption of any debentures by the Company, and are callable beginning April 7, 2007. The trust preferred securities for Trust II are mandatorily redeemable upon the maturity of the debentures on April 22, 2034, or to the extent of any earlier redemption of any debentures by the Company, and are callable beginning April 22, 2009. Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s capital stock. For regulatory purposes, the trust preferred securities qualify as Tier I capital subject to certain provisions.
NOTE 6 — STOCK PLANS
     Effective January 1, 2006, the Company adopted SFAS 123R using the modified retrospective method to account for share-based payments to employees and the Company’s Board of Directors. In accordance with the modified retrospective method, the Company has adjusted previously reported results to reflect the effect of expensing stock options granted during those periods. The cumulative adjustment associated with the adoption of SFAS 123R increased the Company’s deferred tax asset $182,000, surplus $1.1 million and decreased retained earnings $901,000 as of March 31, 2006.
     The primary type of share-based payment utilized by the Company is stock options. Stock options are awards which allow the employee to purchase shares of the Company’s stock at a fixed price. Stock options are granted at an exercise price equal to the Company stock price at the date of grant. Stock options issued by the Company generally have a contractual term of seven to ten years and vest over five years for non-director options and immediately at the time of issuance for director options. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined by the Plan).

A summary of option activity under the Plan as of March 31, 2006, and changes during the year then ended is presented below:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
Options	Shares	Exercise Price	Term	Intrinsic Value
Outstanding at January 1, 2006	223,800	$25.41
Granted	—	—
Exercised	(15,000)	23.19
Forfeited	(500)	27.50

Outstanding at March 31, 2006	208,300	$25.52	7.3	$1,700,724

Exercisable at March 31, 2006	98,800	$24.11	5.5	$743,014

There were no option grants issued by the Company during the three month period ended March 31, 2006 or 2005.
     A summary of the status of the Company’s nonvested shares as of March 31, 2006, and changes during the three month period ended March 31, 2006, is presented below:

		Weighted-Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	120,000	$26.58
Granted	—	—
Vested	10,100	23.66
Forfeited	400	27.50
Nonvested at March 31, 2006	109,500	$26.84
     The Company estimates the fair value of stock option grants using the Black-Scholes valuation model and the key input assumptions are described fully in the disclosure of its critical accounting policies in Item 2 of this report on Form 10-Q. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are consistent with SFAS 123R and appropriately estimates the fair value of Centrue’s stock option grants. Estimates of fair value are not intended to predict actual future events of the value ultimately realized by employees who receive share-based awards, and subsequent events are not indicative of the reasonableness of original estimates of fair value made by the Company under SFAS 123R.
     As of March 31, 2006 there was $492,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.58 years.
Note 7 — Recent Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (FAS 155). FAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS 155 to have a material effect on the results of operations or the statement of condition.
     In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140 (FAS 140 and FAS 156). FAS 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends FAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. Upon adoption, the Company will apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions. The Company will adopt FAS 156 for the fiscal year beginning January 1, 2007 and currently has not determined if it will adopt FAS 156 using the fair value election.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
     The Company serves the financial needs of families and local businesses in its primary market areas through the Bank. As a community-oriented financial institution, the Bank operates twenty retail banking offices and provides comprehensive financial services primarily to individuals and local businesses residing in Kankakee, Champaign, Clinton, Effingham, Grundy, Iroquois, Livingston, St. Clair and Will counties in Illinois. The Company’s business involves attracting deposits from the general public and using such deposits to originate commercial business, commercial real estate, consumer, multi-family, construction loans and residential mortgage loans in its market areas. The Company also invests in investment securities and various types of short term liquid assets. The Company had approximately 193 full time equivalent (FTE) employees at March 31, 2006.
     The Company has relocated its headquarters from Kankakee, Illinois to Fairview Heights, Illinois. The Company is also in the process of relocating the Bank headquarters to Fairview Heights and expects to have this completed by the end of the second quarter.
     On April 8, 2005, the Company acquired for cash all of the outstanding shares of Illinois Community Bancorp, Inc. (“ICB”) for a total cost of $3.3 million. The acquisition was accounted for using the purchase method of accounting. As such, the results of operations of the acquired entity are excluded from the consolidated financial statements of income for the periods prior to the acquisition date. At closing, ICB had assets of $29.9 million, including $17.9 million of loans, deposits of $27.7 million and stockholders’ equity of $1.4 million.
FINANCIAL CONDITION
     The Company’s total assets were $626.3 million at March 31, 2006, a decrease of $15.2 million or 2.4%, from $641.5 million at December 31, 2005. The decrease in total assets was primarily due to reductions in cash and cash equivalents of $3.5 million, investment securities of $4.4 million, loans of $6.6 million and real estate held for sale of $565,000.
     Cash and cash equivalents decreased $3.5 million or 19.0% to $14.8 million from $18.3 million. Investment securities decreased $4.4 million or 3.5% to $120.8 million from $125.2 million. The decrease in cash and cash equivalents and investment securities was primarily a result of short-term funding and liquidity needs.
     Net loans decreased $967,000 during the quarter. The decrease was due primarily to the payoff of a $4.0 million commercial credit which the Company decided not to renew under the existing terms of the note due to changes in the borrower’s financial condition and its strategic plans and the $2.6 million payoff of a purchased loan participation. These decreases were partially offset by a transfer of $4.8 million of loans held for sale into loans held for investment.
     Deposits decreased $15.0 million or 3.0% to $492.9 million from $507.9 million. The decrease in deposits was primarily attributable to a $16.0 million reduction in certificates of deposit over $100,000, a $1.2 million reduction in checking accounts and a $3.9 million reduction in savings accounts, partially offset by an increase in money market accounts of $7.7 million. The decrease in certificates of deposit over $100,000 of $16.0 million resulted from the Company’s decision not to be as aggressive in bidding on the renewal of these deposits in light of the lower wholesale funding rates available to us.

     Short-term borrowings increased $4.0 million or 14.9% to $31.0 million from $27.0 million. Short-term borrowings include customer repurchase agreements, federal funds purchased, and open-line borrowings from the Federal Home Loan Bank of Chicago (FHLB). The increase in short-term borrowings was primarily due to an increase in customer repurchase agreements of $6.2 million and federal funds purchased of $1.2 million, offset partially by a reduction in open-line borrowings from the FHLB of $3.4 million.
     Long-term borrowings decreased $3.3 million or 5.6% to $55.4 million from $58.7 million. Long-term borrowings include advances from the FHLB, term repurchase agreements, junior subordinated debt owed to unconsolidated trusts, and notes payable. The decrease in long-term borrowings was primarily a result of the increase in short-term borrowings.
     Stockholders’ equity decreased $168,000 or 0.4% to $42.9 million from $43.1 million at December 31, 2005. The decrease in stockholders’ equity was primarily due to a decrease in accumulated other comprehensive income of $241,000 and the purchase of treasury stock of $1.2 million, offset by net income. Equity per share of common stock increased by $0.17 to $19.22 at March 31, 2006 from $19.05 at December 31, 2005.
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
     During the first quarter, non-accrual loans decreased $645,000. This is our seventh consecutive quarter of reducing our nonperforming loans. The decrease in nonperforming loans is attributable to the Company’s implementation of an ongoing comprehensive loan review as well as the adoption and implementation of a new loan policy that identifies problem loans in a timelier manner. Management is in various stages of workout or liquidation with the remaining nonperforming loans.

	March 31	December 31
	2006	2005	Change
	(dollars in thousands)
Non-accruing loans	$3,178	$3,823	$(645)
Accruing loans delinquent 90 days or more	—	—	—

Total nonperforming loans	3,178	3,823	(645)
Foreclosed assets	1,144	1,709	(565)
Troubled debt restructuring	34	35	(1)

Total nonperforming assets	$4,356	$5,567	$(1,211)

Allowance for loan losses to total loans	1.02%	1.02%
Allowance for loan losses to nonperforming loans	139.49%	117.33%
Nonperforming loans to total loans	0.73%	0.87%
Nonperforming assets to total loans and foreclosed property	1.00%	1.26%
Nonperforming assets to total assets	0.70%	0.87%

     One measure of the adequacy of the allowance for loan losses is the ratio of the allowance for loan losses to total loans. The ratio of the allowance for loan losses to total loans was 1.02% at both March 31, 2006 and December 31, 2005. The ratio of the allowance for loan losses to non-performing loans increased to 139.49% as of March 31, 2006 compared to 117.33% at December 31, 2005. The increase in this ratio, which excludes foreclosed assets and restructured troubled debt, was the result of a decrease of $645,000 in non-accruing loans.
     In 2004, the Company recruited a Chief Credit Officer to strengthen our monitoring of credit quality and the overall loan portfolio. His duties include responsibility for all credit administration activities and to oversee an independent review of new and existing loans in the portfolio. Company management performs a quarterly analysis of the adequacy of the allowance for loan losses. Problem loans are classified into one of four categories: Special Mention, Substandard, Doubtful, and Loss. The Company’s implementation of an ongoing comprehensive loan review, as well as the adoption and implementation of a new comprehensive loan policy has assisted management in identifying problem loans in a timely manner. The new program was designed to facilitate the focus of collection efforts in problem areas which should result in lower charge-offs. Classified loans began decreasing in 2004 and decreased dramatically during 2005 and the first quarter of 2006. The Company will continue to work to reduce the volume of classified loans through the remainder of 2006.
     The Company recognized charge offs in the amount of $328,000 and $77,000 during the first quarter of 2006 and 2005 periods, respectively. Recoveries totaled $200,000 and $192,000 for the 2006 and 2005 periods. The provision for loan losses totaled $75,000 for the first quarter 2006 compared to $250,000 for the first quarter of 2005.
     The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Management’s methodology to determine the adequacy of the allowance for loan losses considers specific credit reviews, past loan loss experience, current economic conditions and trends, and the volume, growth and composition of the loan portfolio. Based upon the Company’s quarterly analysis of the adequacy of the allowance for loan losses, considering remaining collateral of loans with more than a normal degree of risk, historical loan loss percentages and economic conditions, it is management’s belief that the allowance for loan losses at March 31, 2006 was adequate. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.
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
     Real Estate Held for Sale — Real estate held for sale is recorded at the property’s fair value at the date of foreclosure (cost). Initial valuation adjustments, if any, are charged against the allowance for loan losses. Property is evaluated to ensure the recorded amount is supported by its current fair value. Subsequent declines in estimated fair value are charged to expense when incurred.

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
     Deferred Income Taxes - Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are also recognized for operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to an amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.
     Stock Compensation Plans. — In January 2006, the Company adopted Financial Accounting Standards Board Statement No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R) which amends SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires new, modified and unvested share-based payment transactions with employees to be measured at fair value and recognized as compensation expense over the vesting period. The fair value of each option award is estimated using a Black-Scholes option valuation model that requires the Company to develop estimates for assumptions used in the model. The Black-Scholes valuation model uses the following assumptions: expected volatility, expected term of option, risk-free interest rate and dividend yield. Expected volatility estimates are developed by the Company based on historical volatility of the Company’s stock. The Company uses historical data to estimate the expected term of the options. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield in effect at the grant date. The dividend yield represents the expected dividends on the Company stock.
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

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
     For the first quarter of 2006, the Company reported net income of $682,000 ($0.30 per diluted share) compared to net income of $1.2 million ($0.50 per diluted share) in the first quarter of 2005, a decrease of $506,000 or 42.6%. The decrease was primarily due to an increase in non-interest expenses of $1.0 million or 24.0%, partially offset by decreases in provision for loan losses of $175,000 and income tax expense of $268,000.
     Interest income increased $1.0 million to $8.4 million for the first quarter of 2006 compared to $7.4 million for the comparable 2005 period. Interest expense increased $1.0 million to $3.7 million for the first quarter of 2006 compared to $2.7 million for the comparable 2005 period. The increases in interest income and interest expense were primarily due to increases in interest rates. Interest expense during the first quarter of 2006 was reduced by $162,000 for capitalized interest relating to various construction projects of the Company. The net interest margin decreased to 3.42% for the first quarter of 2006 compared to 3.56% for the comparable 2005 period. The decrease in the net interest margin was primarily a result of deposit and borrowing rates increasing faster than loan and investment rates, as is typical in a rising interest rate environment.

TABLE I
NET INTEREST INCOME ANALYSIS (UNAUDITED)
CENTRUE FINANCIAL CORPORATION AND SUBSIDIARY

	Three Months Ended March 31,
	2006				2005
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (3)	$437,951	$7,114	6.59%	$418,584	$6,206	6.01%
Investments securities (2) (3)	123,703	1,355	4.44%	118,761	1,237	4.22%
Other interest-earning assets	2,351	7	1.21%	2,370	8	1.37%
FHLB stock	4,416	39	3.58%	3,612	49	5.50%

Total interest-earning assets	568,421	8,515	6.08%	543,327	7,500	5.60%

Other assets	64,887			57,770

Total assets	$633,308			$601,097

Interest-bearing liabilities:
Certificate accounts	$247,967	2,099	3.43%	$243,751	1,576	2.62%
Savings deposits	84,948	139	0.66%	88,721	133	0.61%
Demand and NOW deposits	100,410	534	2.16%	88,476	218	1.00%
Customer repurchase agreements	22,791	151	2.69%	11,814	55	1.89%
Borrowings	62,383	801	5.21%	64,148	742	4.69%

Total interest-bearing liabilities	518,499	3,724	2.91%	496,910	2,724	2.22%

Non-interest bearing demand deposits	66,799			58,018
Other liabilities	4,484			2,438

Total liabilities	589,782			557,366

Stockholders’ equity	43,526			43,731

Total liabilities and stockholders’ equity	$633,308			$601,097

Net interest income		$4,791			$4,776

Net interest rate spread			3.17%			3.38%

Net earning assets	$49,922			$46,417

Net yield on average interest-earning assets (net interest margin)			3.42%			3.56%

Average interest-earning assets to average interest-bearing liabilities		109.63%			109.34%

(1)	Calculated including loans held for sale, and net of deferred loan fees, loan discounts, and the allowance for losses on loans.

(2)	Calculated including investment securities available-for-sale and certificates of deposit.

(3)	Presented on a fully tax-equivalent basis, assuming a tax rate of 34%.
     Tax equivalent interest income increased $1.0 million, to $8.5 million. The increase was primarily attributable to an increase in interest rates and an increase in average earning assets. Average earning assets increased $25.1 million to $568.4 million from $543.3 million in 2005. The average tax equivalent rate earned on earning assets increased 48 basis points to 6.08%

from 5.60% for the first quarter of 2005. The increase in the yield earned on interest-earning assets was the result of increasing market interest rates plus the gradual change in the loan mix from real estate loans to commercial loans. Average real estate loans decreased $20.6 million and average commercial loans increased $33.2 million.
     Interest expense increased $1.0 million to $3.7 million from $2.7 million in 2005. The increase was primarily attributable to an increase in the average balance of interest bearing liabilities and an increase in the rate paid on average interest bearing liabilities. The rate paid on interest bearing liabilities increased 69 basis points to 2.91% from 2.22% in 2005. Average interest-bearing liabilities increased $21.6 million to $518.5 million from $496.9 million. The increase in average interest-bearing liabilities was primarily attributable to an increase in customer repurchase agreements and demand and NOW accounts. The Company has been actively working to improve the overall deposit mix which has included increasing the level of customer repurchase agreements. The increase in the average yield on interest-bearing liabilities resulted from increasing market interest rates.

TABLE 4 —	Non-interest Income and Expense

	Three Months Ended
	March 31		Change
	2006	2005	Amount	Percent
	(dollars in thousands)
Non-interest income:
Fee income	$1,382	$1,099	$283	25.8%
Net gain on sale of securities	4	183	(179)	(97.8)
Net gain (loss) on sale of real estate held for sale	(24)	1	(25)	(2,500.0)
Net gain on sale of loans	107	131	(24)	(18.3)
Increase in cash surrender value of life insurance	92	91	1	1.1
Other	82	60	22	36.7

Total	$1,643	$1,565	$78	5.0%

Non-interest expense:
Compensation and benefits	$3,132	$2,336	$796	34.1%
Occupancy, net	463	387	76	19.6
Furniture and equipment	282	329	(47)	(14.3)
Advertising	90	80	10	12.5
Data processing	344	158	186	117.7
Telephone and postage	152	171	(19)	(11.1)
Amortization of Intangibles	72	61	11	18.0
Legal and professional fees	162	142	20	14.1
Other	663	660	3	0.5

Total	$5,360	$4,324	$1,036	24.0%

     The increase in fee income of $283,000 was primarily due to increased usage of the overdraft protection program. Gain on sale of securities decreased $179,000 to $4,000 during the first quarter of 2006 compared to $183,000 for the comparable 2005 period. The $183,000 gain on sale of securities during 2005 was part of our asset liability management strategy.
     Total non-interest expenses of $5.4 million increased $1.0 million, or 24.0%, from the comparable 2005 period. Compensation and benefits increased primarily due to an increase of FTEs from 172 in the first quarter of 2005 compared to 193 for the first quarter of 2006 and normal merit increases in salaries, as well as $119,000 of expenses associated with the vesting of restricted stock and stock options for the Company’s former Chief Financial Officer. The increase in FTEs includes the employees added with the opening of our Fairview Heights branch and the Illinois Community Bank acquisition as well as expansion of our mortgage lending staff. We also added significant management depth with the addition of a Chief

Operating Officer and the recruitment and hiring of new managers for our mortgage, consumer lending, operations and compliance departments.
     Other expenses increased primarily due to an increase in data processing expenses of $186,000 resulting from the Company’s June 2005 conversion from an in-house data processing system to an outsourced data processing system. This new system has significantly improved our technology and has allowed us to improve the service to our customers. A portion of the increased data processing expense has been offset with a decrease in FTEs in our operations.
     Income tax expense was $220,000, or $268,000, lower than in 2005. The effective income tax rate decreased to 24.4% from 29.1%. The decrease in the effective rate was primarily due to a decrease in taxable income as a percentage of total income.
     The annualized return on stockholders’ equity for the quarter was 6.36% compared to 11.02% for the comparable 2005 period. The decrease in the return on stockholders’ equity was primarily a result of lower net income. Average stockholders’ equity decreased due to stock repurchases by the Company during 2005 and 2006 and was offset by 59,638 shares issued in the acquisition of Illinois Community Bank in April 2005. The annualized return on assets was 0.44% compared to 0.80% for the first quarter of 2005. The decrease in the return on assets was primarily due to lower net income, as discussed above.
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
     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined by the regulations) to average assets (as defined) and Total and Tier I capital (as defined) to risk-weighted assets (as defined). Management believes, as of March 31, 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
     As of March 31, 2006, the most recent notification from the Bank’s primary regulators, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2006
Tier 1 Capital to Average Assets
Centrue Financial	43,565	7.06%	24,684	4.00%	N/A
Centrue Bank	44,443	7.28%	24,408	4.00%	30,510	5.00%
Tier I Capital to Risk Weighted Assets
Centrue Financial	43,565	10.44%	16,684	4.00%	N/A
Centrue Bank	46,443	10.78%	16,485	4.00%	24,727	6.00%
Total Capital to Risk Weighted Assets
Centrue Financial	53,054	12.72%	33,369	8.00%	N/A
Centrue Bank	48,876	11.86%	32,970	8.00%	41,212	10.00%

As of December 31, 2005
Tier 1 Capital to Average Assets
Centrue Financial	43,396	6.95%	24,967	4.00%	N/A
Centrue Bank	43,773	7.08%	24,733	4.00%	30,917	5.00%
Tier I Capital to Risk Weighted Assets
Centrue Financial	43,396	10.33%	16,796	4.00%	N/A
Centrue Bank	43,773	10.49%	16,696	4.00%	25,044	6.00%
Total Capital to Risk Weighted Assets
Centrue Financial	52,962	12.61%	33,593	8.00%	N/A
Centrue Bank	48,259	11.56%	33,391	8.00%	41,739	10.00%

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
     The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A. of Part I of the Company’s Form 10-K for the year ended December 31, 2005. In addition to the risk factors described in that section, there are other factors that may impact any public company, including the Company, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.
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
     The Funds Management Committee generally uses three types of analysis in measuring and reviewing the Company’s interest rate sensitivity. These are Static GAP analysis, Dynamic Gap Analysis and EVE. The Static GAP analysis measures assets and liabilities as they reprice in various time periods and is discussed under the heading of Asset/Liability Management on page 22 of the 2005 Annual Report to Shareholders.
     The economic value of equity calculation uses information about the Company’s assets, liabilities and off-balance sheet items, market interest rate levels and assumptions about the behavior of the assets and liabilities, to calculate the Company’s equity value. The economic value of equity is the market value of assets minus the market value of liabilities, adjusted for off-balance sheet items divided by the market value of assets. The economic value of equity is then subjected to immediate and permanent upward changes of 300 basis points in market interest rate levels and a downward change of 200 basis points, in 100 basis point increments. The resulting changes in equity value and net interest income at each increment are measured against pre-determined, minimum EVE ratios for each incremental rate change, as approved by the board in the interest rate risk policy.
     The following table presents the Bank’s EVE ratios for the various rate change levels at March 31, 2006 and December 31, 2005:

	EVE Ratios
	March 31,	December 31,
Changes in Interest Rates	2006	2005
300 basis point rise	8.14%	7.60%
200 basis point rise	8.08%	7.43%
100 basis point rise	8.00%	7.33%
Base rate scenario	7.36%	6.86%
100 basis point decline	5.92%	5.24%
200 basis point decline	4.27%	3.60%
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
ITEM 4. Controls and Procedures
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2006. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the principal financial officer, concluded that the Company’s disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

CENTRUE FINANCIAL CORPORATION
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There are no material pending legal proceedings to which the Company or the Bank is a party other than ordinary routine litigation incidental to their respective businesses.
Item 1A. Risk Factors
There were no material changes to the risk factors as presented in Part I, Item 1A. “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information about our stock repurchases for the three months ended March 31, 2006:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that May
			Part of Publicly	Yet Be
	Total Number		Announced	Purchased Under
	of Shares	Average Price	Plans or	the Plans or
Period	Purchased	Paid per Share	Programs (1)	Programs (1)
January 1 - January 31, 2006	8,000	$26.76	8,000	259,298
February 1 - February 28, 2006	6,000	26.80	6,000	253,298
March 1 - March 31, 2006	4,250	26.30	4,250	249,048

Total	18,250	$26.66	18,250	249,048

(1)	The Company announced its original stock repurchase program on October 21, 2004, which authorizes the Company to purchase up to 20% of the shares outstanding, or 484,663. The plan which would have expired on December 31, 2005, was extended through December 31, 2006. The Company purchased all of the shares listed above on the open market and under the repurchase program.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders of the Company was held on April 28, 2006. At the meeting, stockholders voted to approve the election of Thomas A. Daiber, Randall E. Ganim and Mark L. Smith as directors of the Company. Michael J. Hejna will continue to serve as director until 2008 and Michael A. Griffith will continue to serve as a director until 2007. Stockholders also voted to approve the appointment of McGladrey & Pullen LLP as the Company’s auditors for the year ending December 31, 2006.
The matters approved by stockholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

1.	For the election of three (3) directors of the Company:

NOMINEE: Thomas A. Daiber

FOR	ABSTAIN
1,989,373	29.605
NOMINEE: Randall E. Ganim

FOR	ABSTAIN
1,982,528	36,450
NOMINEE: Mark L. Smith

FOR	ABSTAIN
1,992,679	26,299
2.	To approve the appointment of McGladrey & Pullen LLP as the Company’s auditors for the year ending December 31, 2006.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
2,004,933	8,461	5,584	—
Item 5. Other Information
None
Item 6. Exhibits
a.	Exhibits
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d- 14(a)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CENTRUE FINANCIAL CORPORATION
SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRUE FINANCIAL CORPORATION
Registrant

Date: May 12, 2006	/s/ THOMAS A. DAIBER

President and Chief Executive Officer

Date: May 12, 2006	/s/ JOHN A. BETTS

Corporate Controller and Interim
Principal Financial Officer