Form 10-Q
period 2006-06-30
CENTRUE FINANCIAL CORP
filed 2006-08-11
CIK 891523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2006.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of August 11, 2006, there were 2,232,889 issued and outstanding shares of the Issuer’s common stock.

CENTRUE FINANCIAL CORPORATION

PART I. — FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
CENTRUE FINANCIAL CORPORATION AND SUBSIDIARIES

	June 30,	December 31,
	2006	2005
	(dollars in thousands)
Assets
Cash and due from banks	$11,534	$13,566
Interest bearing due from banks and other	3,322	4,692

Cash and cash equivalents	14,856	18,258
Certificates of Deposit	50	50
Investment Securities available-for-sale, at fair value	121,175	125,190
Loans, net of allowance for loan losses of $4,294 and $4,486	435,183	428,468
Loans held for sale	3,132	8,373
Premises and equipment	22,678	22,579
Goodwill	14,362	14,362
Life insurance contracts	9,647	9,465
Non-marketable equity securities	5,065	5,059
Accrued interest receivable	3,376	3,248
Intangible assets	1,779	1,922
Real estate held for sale	38	1,709
Other assets	3,162	2,840

Total Assets	$634,503	$641,523

Liabilities
Deposits:
Noninterest bearing	$65,526	$67,982
Interest bearing	396,752	439,934

Total Deposits	462,278	507,916
Short-term borrowings	65,112	27,014
Long-term borrowings	60,053	58,723
Other liabilities	3,790	4,767

Total Liabilities	591,233	598,420

Stockholders’ Equity
Preferred stock, $.01 par value – 500,000 shares authorized and unissued	—	—
Common stock, $.01 par value – 5,500,000 authorized; 4,200,300 shares issued and outstanding	42	42
Additional paid-in capital	30,895	30,460
Retained income, partially restricted	49,023	47,403
Accumulated other comprehensive (loss)	(2,586)	(1,657)
Treasury stock, (1,967,411 and 1,937,361 shares), at cost	(34,104)	(33,145)

Total Stockholders’ Equity	43,270	43,103

Total Liabilities and Stockholders’ Equity	$634,503	$641,523

See the accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
CENTRUE FINANCIAL CORPORATION AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans	$7,206	$6,687	$14,286	$12,872
Investments	1,281	1,229	2,573	2,396
Deposits with banks and other	8	15	15	23
FHLB stock dividends	37	56	76	105

Total interest and dividend income	8,532	7,987	16,950	15,396

Interest expense:
Deposits	2,771	2,155	5,543	4,100
Long-term borrowings	979	866	1,699	1,589
Short-term borrowings	438	69	670	125

Total interest expense	4,188	3,090	7,912	5,814

Net interest income	4,344	4,897	9,038	9,582
Provision for loan losses	75	251	150	501

Net interest income after provision for loan losses	4,269	4,646	8,888	9,081

Noninterest income:
Fee income	1,632	1,330	2,799	2,429
Net gain on sale of securities	—	—	4	183
Net gain (loss) on sale of real estate held for sale	181	(8)	157	(6)
Net gain on sale of loans	324	158	431	289
Increase in cash surrender value of life Insurance contracts	90	87	182	178
Other	100	140	397	198

Total noninterest income	2,327	1,707	3,970	3,271

Noninterest expense:
Compensation and benefits	2,736	2,688	5,868	5,024
Occupancy, net	483	391	946	778
Furniture and equipment	262	803	544	1,133
Advertising	110	80	200	160
Data processing	462	160	806	318
Telephone and postage	220	153	372	324
Amortization of intangibles	71	72	143	133
Legal and professional fees	191	319	353	461
Other	773	791	1,436	1,450

Total noninterest expense	5,308	5,457	10,668	9,781

Income before income taxes	1,288	896	2,190	2,571
Income tax expense	350	176	570	664

Net income	$938	$720	$1,620	$1,907

Other comprehensive income:
Change in unrealized gains or losses on available for sale securities, net of related income taxes	$(688)	$577	$(927)	$(323)
Less: reclassification adjustment for gains included in net income net of related income taxes	—	—	2	131

Other comprehensive income (loss)	(688)	577	(929)	(454)

Comprehensive income	$250	$1,297	$691	$1,453

Basic earnings per share	$0.42	$0.30	$0.73	$0.80
Diluted earnings per share	0.42	0.30	0.72	0.80
Dividends per share	—	—	—	—
See the accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CENTRUE FINANCIAL CORPORATION AND SUBSIDIARIES

	Six Months Ended
	June 30
	2006	2005
	(dollars in thousands)
Operating activities:
Net income	$1,620	$1,907
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	501
Depreciation and amortization	374	1,145
Net amortization on investments	80	111
Amortization of intangibles	143	133
Deferred income taxes	(160)	2,159
Origination of loans held for sale	(18,428)	(14,017)
Proceeds from sales of loans held for sale	19,308	14,015
Gain on sale of loans	(431)	(289)
(Gain) on sale of securities	(4)	(183)
(Gain) loss on sale of real estate held for sale	(157)	6
Compensation expense for restricted stock	386	103
Increase in cash surrender value of life insurance Contracts	(182)	(178)
Federal Home Loan Bank stock dividends	(6)	(120)
Changes in:
Accrued interest receivable	(128)	(197)
Other assets and other liabilities, net	(659)	456

Net cash provided by operating activities	1,906	5,552

Investing activities:
Proceeds from maturities of certificates of deposit	—	99
Purchases of available for sale securities	(2,012)	(9,786)
Proceeds from sales of available for sale securities	2,475	9,015
Proceeds from maturities of available for sale securities	2,067	7,383
Proceeds from sales of real estate held for sale	1,828	1,612
Acquisitions, net	—	357
Net (increase) decrease in loans	(2,073)	5,776
Purchases of bank premises and equipment	(473)	(2,200)

Net cash provided by investing activities	1,812	12,256

Financing activities:
Net (decrease) in deposits	(45,638)	(9,612)
Net change in short-term borrowings	38,098	(1,610)
Proceeds from long-term borrowings	5,000	21,405
Repayments of long-term borrowings	(3,670)	(13,742)
Proceeds from exercise of stock options	357	62
Dividends paid	—	—
Purchase of treasury stock	(1,267)	(2,003)

Net cash used in financing activities	(7,120)	(5,500)

Net increase (decrease) in cash and cash equivalents	(3,402)	12,308
Cash and cash equivalents – beginning of period	18,258	13,286

Cash and cash equivalents – end of period	$14,856	$25,594

See the accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CENTRUE FINANCIAL CORPORATION AND SUBSIDIARIES

	Six Months Ended
	June 30
	2006	2005
Supplemental disclosure of cash flow information
Interest paid	$8,734	$4,787
Income taxes paid	290	525
Real estate acquired in settlement of loans	—	195
Loans held for sale, transferred to loan portfolio at fair market value	4,792	—

Acquisitions, net:
Assets acquired:
Investments		$(6,561)
Loans, net		(12,608)
Loans held for sale		(5,047)
Interest receivable		(109)
Premises and equipment		(2,428)
Goodwill		(1,034)
Intangibles		(424)
Real Estate held for sale		(155)
Non-marketable securities		(639)
Other assets		(108)
Liabilities assumed:
Deposits		27,757
Other liabilities		56
Treasury Stock issued		1,657

Cash received, net of cash paid		$357

See the accompanying notes to consolidated financial statements.

CENTRUE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2006
Note 1 – Basis of Presentation
     The consolidated financial statements of Centrue Financial Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The December 31, 2005 balance sheet has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report for the Company on Form 10-K for the year ended December 31, 2005.
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Centrue Bank, an Illinois chartered commercial bank (the ”Bank”). All material intercompany transactions and balances are eliminated. The Company is a financial holding company that engages in its business through its subsidiaries, in a single significant business segment.
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
     Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment” “SFAS 123R” which amends SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company adopted SFAS 123R using the modified retrospective method. The modified retrospective method requires that compensation cost be recognized beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted after the effective date and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R. The modified retrospective method also allows companies to adjust prior year financials based on the amounts previously reported under the SFAS 123 pro forma disclosures for all prior periods for which SFAS 123 was effective. See Note 6 for a more detailed description of the Company’s adoption of SFAS 123R.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(dollars in thousands, except share and per share data)
Basic:
Net income	$938	$720	$1,620	$1,907

Average common shares outstanding	2,222,405	2,379,121	2,227,133	2,369,233

Net income per common share – basic	$.42	$0.30	$0.73	$0.80

Diluted:
Net income	$938	$720	$1,620	$1,907

Average common shares outstanding	2,222,405	2,379,121	2,227,133	2,369,233

Dilutive potential due to stock options	7,297	5,784	8,407	7,414

Average common shares outstanding	2,229,702	2,384,905	2,235,540	2,376,647

Net income per common share – Diluted	$0.42	$0.30	$0.72	$0.80

Note 3 – Liquidity and Capital Resources
     The Company maintains a certain level of cash and other liquid assets to fund normal volumes of loan commitments, deposit withdrawals and other obligations. The following table summarizes significant contractual obligations and other commitments at June 30, 2006 (in thousands):

	Certificates of	Long-term
Years Ending June 30,	Deposit	Borrowings (1)	Total
2007	$146,588	$28,041	$174,629
2008	48,496	21,149	69,645
2009	7,292	10,156	17,448
2010	5,341	165	5,506
2011	4,563	174	4,737
thereafter	—	368	368

Total	$212,280	$60,053	$272,333

Financial instruments whose contract amounts represent credit risk:
Commitment to extend credit			$56,528
Standby letters of credit			1,372

Total			$330,233

(1)	Fixed rate callable borrowings are included in the period of their modified duration rather than in the period in which they are due. Borrowings include two fixed rate callable advances of $5 million each that mature in years 2008 and 2016 which are callable within the next 12 months and a variable rate, pre-payable advance of $20 million maturing in fiscal year 2008. Trust preferred debentures of $10 million mature in both 2032 and 2034, but are callable in 2007 and 2009.
Note 4 – Investments
     Continuous gross unrealized losses of investments in debt and equity securities as of June 30, 2006 (in thousands) which are classified as temporary were as follows:

	Continuous unrealized		Continuous unrealized
	losses existing for less than		losses existing greater
	12 months		than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	losses	Fair Value	losses	Fair Value	losses
Description of Securities U.S. government agencies	$16,415	$471	$57,748	$2,079	$74,163	$2,550
Municipals	2,857	63	19,017	772	21,874	835
Mortgage backed securities	7,741	164	6,766	355	14,508	518
Corporate	—	—	1,920	132	1,920	132

Total temporarily impaired securities	$27,013	$698	$85,451	$3,338	$112,464	$4,037

     The unrealized losses at June 30, 2006, relate principally to declines in interest rates since the investments were purchased. Based on management’s review of the investment portfolio, investment securities that have been in a continuous loss position for more than 12 consecutive months are due to changes in interest rates and as such, and since management has the ability to hold investment securities until maturity, all declines are deemed to be temporary.

Note 5 – Junior Subordinated Debt Owed to Unconsolidated Trusts
     The Company issued $10.0 million in each of April 2002 and April 2004 in cumulative trust preferred securities through newly formed special-purpose trusts, Kankakee Capital Trust I (Trust I) and Centrue Statutory Trust II (Trust II). The proceeds of the offerings were invested by the trusts in junior subordinated deferrable interest debentures of Trust I and Trust II. Trust I and Trust II are wholly-owned unconsolidated subsidiaries of the Company, and their sole assets are the junior subordinated deferrable interest debentures. Distributions are cumulative and are payable quarterly at a variable rate of 3.70% and 2.65% over the LIBOR rate, respectively, (at a rate of 9.10% and 8.05% at June 30, 2006) per annum of the stated liquidation amount of $1,000 per preferred security. Interest expense on the trust preferred securities was $442,000 and $334,000 for the three months ended June 30, 2006 and 2005, and $839,000 and $633,000 for the six months ended June 30, 2006 and 2005, respectively. The obligations of the trusts are fully and unconditionally guaranteed, on a subordinated basis, by the Company. The trust preferred securities for Trust I are mandatorily redeemable upon the maturity of the debentures on April 7, 2032, or to the extent of any earlier redemption of any debentures by the Company, and are callable beginning April 7, 2007. The trust preferred securities for Trust II are mandatorily redeemable upon the maturity of the debentures on April 22, 2034, or to the extent of any earlier redemption of any debentures by the Company, and are callable beginning April 22, 2009. Holders of the capital securities have no voting rights, are unsecured, and rank junior in priority of payment to all of the Company’s indebtedness and senior to the Company’s capital stock. For regulatory purposes, the trust preferred securities qualify as Tier I capital subject to certain provisions.
Note 6 – Stock Plans
     Effective January 1, 2006, the Company adopted SFAS 123R using the modified retrospective method to account for share-based payments to employees and the Company’s Board of Directors. In accordance with the modified retrospective method, the Company has adjusted previously reported results to reflect the effect of expensing stock options granted during those periods.
     The cumulative adjustment associated with the adoption of SFAS 123R increased the Company’s deferred tax asset $182,000, surplus $1.1 million and decreased retained earnings $901,000 as of December 31, 2005. The results for the second quarter and first 6 months of 2005 were also restated to include additional compensation expense of $185,000 and $234,000, respectively. Net income after tax for the second quarter and first six months of 2005 was decreased by $133,000 and $182,000, respectively, as a result of the restatement.
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

     A summary of option activity under the Plan as of June 30, 2006, and changes during the six months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value
Outstanding at January 1, 2006	223,800	$25.41
Granted	20,000	25.05
Exercised	(15,000)	23.19
Forfeited	(24,000)	27.29

Outstanding at June 30, 2006	204,800	$25.28	6.99	$1,607,239

Exercisable at June 30, 2006	116,900	$24.21	5.69	$853.201

     The Company estimates the fair value of stock option grants using the Black-Scholes valuation model and the key input assumptions are described fully in the disclosure of its critical accounting policies in Item 2 of this report on Form 10-Q. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are consistent with SFAS 123R and appropriately estimates the fair value of Centrue’s stock option grants. Estimates of fair value are not intended to predict actual future events of the value ultimately realized by employees who receive share-based awards, and subsequent events are not indicative of the reasonableness of original estimates of fair value made by the Company under SFAS 123R. Key assumptions for the grants are shown below:

	Six Months Ended
	June 30
	2006	2005
Expected volatility	10% - 25%	10% - 25%
Weighted-average volatility	17.5%	16%
Expected dividend rate	0%	0%
Expected term	5 years	5 years
Risk-free rate	4.92%	4.27%
     A summary of the Company’s nonvested option shares as of June 30, 2006, and changes during the six month period ended June 30, 2006, is presented below:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2006	120,000	$26.58
Granted	20,000	25.05
Vested	(30,900)	24.65
Forfeited	(21,200)	27.26

Nonvested at June 30, 2006	87,900	$26.69

     As of June 30, 2006 there was $386,000 of unrecognized compensation cost related to nonvested option-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.6 years.

Note 7 – Recent Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (FAS 155). FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS 155 to have a material effect on the results of operations or the statement of condition.
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
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company is currently evaluating the impact of FIN 48 and is required to adopt this Interpretation in the first quarter of 2007.
Note 8. – Merger with UnionBancorp, Inc.
     On June 30, 2006, the Company signed a definitive agreement to join forces in a merger of equals transaction with UnionBancorp, Inc., (UBCD) in a stock transaction where shareholders will receive shares of UnionBancorp common stock in a fixed exchange ratio of 1.2 shares of UnionBancorp for each share of the Company. The combined company will adopt the Centrue Financial Corporation name and stock market symbol of TRUE.
     The merger is subject to the approval by UnionBancorp’s and Company stockholders, by banking regulators and to other customary conditions. It is anticipated that the merger will be completed in the fourth quarter of 2006.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
     The Company serves the financial needs of families and local businesses in its primary market areas through the Bank. As a community-oriented financial institution, the Bank operates twenty retail banking offices and provides comprehensive financial services primarily to individuals and local businesses residing in Kankakee, Champaign, Clinton, Effingham, Grundy, Iroquois, Livingston, St. Clair and Will counties in Illinois. The Company’s business involves attracting deposits from the general public and using such deposits to originate commercial business, commercial real estate, consumer, multi-family, construction loans and residential mortgage loans in its market areas. The Company also invests in investment securities and various types of short term liquid assets. The Company had approximately 187 full time equivalent (FTE) employees at June 30, 2006.
     On June 30, 2006, the Company and UnionBancorp, Inc. announced the signing of a definitive agreement to join forces in a merger of equals transaction. UnionBancorp is the holding company for UnionBank, based in Streator, Illinois. Under the terms of the agreement, the Company will merge with UnionBancorp, and the Company’s stockholders will receive shares of UnionBancorp common Stock using a fixed exchange ratio of 1.2 shares of UnionBancorp common stock for each share of the Company’s common stock outstanding. The combined company will adopt the name “Centrue Financial Corporation,” and will adopt the Nasdaq symbol “TRUE”. The merger is subject to approval by a majority of the shareholders of each company as well as the approval of banking regulators and to other customary conditions. The transaction is expected to be completed during the fourth quarter of 2006. For more information regarding this transaction, please refer to our Form 8-K filings with the SEC filed on June 30, 2006 and July 7, 2006.
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
FINANCIAL CONDITION
     The Company’s total assets were $634.5 million at June 30, 2006, a decrease of $7.0 million or 1.1%, from $641.5 million at December 31, 2005. Fluctuations in asset accounts were represented by an increase in net loans of $6.7 million and decreases in cash and cash equivalents of $3.4 million, investment securities of $4.0 million, loans held for sale of $5.2 million and real estate held for sale of $1.7 million.
     Net loans increased $6.7 million or 1.6% to $435.2 million from $428.5 million. Loan growth was partially offset by the payoff of a $4.0 million commercial credit which the Company decided not to renew under the previous terms of the note due to changes in the borrower’s financial condition and strategic plans and a $2.6 million payoff of a purchased loan participation.

     Cash and cash equivalents decreased $3.4 million and investment securities decreased $4.0 million, both of which were a result of meeting short-term liquidity needs. Loans held for sale declined $5.2 million as $4.8 million of loans were transferred to the regular mortgage loan portfolio. The decrease in real estate held for sale of $1.7 million was primarily due to the sale the Company’s largest real estate owned property.
     Deposits decreased $45.6 million to $462.3 million from $507.9 million at December 31, 2005. The net decrease in deposits was primarily attributable to a $43.6 million reduction in certificates of deposit over $100,000 as a result of a strategy of not being as aggressive in bidding on the renewal of these deposits in light of the availability of lower wholesale funding rates from other funding sources.
     Partially compensating for the deposit decline were increases in total borrowings of $39.4 million. This increase included gains in customer repurchase agreements, a deposit alternative, which increased $10.7 million and increases in total borrowings from the Federal Home Loan Bank of Chicago (FHLB) of $26.2 million.
     Stockholders’ equity increased slightly from $43.1 million to $43.3 million. There were 2,232,889 shares of common stock outstanding at June 30, 2006, compared to 2,262,939 shares at December 31, 2005. Equity per share of common stock increased by $0.33 to $19.38 at June 30, 2006 from $19.05 at December 31, 2005.
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
Table 1

	June 30	December 31
	2006	2005	Change
	(dollars in thousands)
Non-accruing loans	$3,048	$3,823	$(775)
Accruing loans delinquent 90 days or more	—	—	—

Total nonperforming loans	3,048	3,823	(775)
Foreclosed assets	38	1,709	(1,671)
Troubled debt restructuring	44	35	(2)

Total nonperforming assets	$3,130	$5,567	$(2,448)

Allowance for loan losses to total loans	.97%	1.02%
Allowance for loan losses to nonperforming loans	140.88%	117.33%
Nonperforming loans to total loans	.69%	0.88%
Nonperforming assets to total loans and foreclosed property	.71%	1.28%
Nonperforming assets to total assets	.49%	0.87%

     Nonperforming loans decreased $775,000 from the end of 2005, while foreclosed assets decreased $1.7 million. The decline in the total nonperforming loans marks the 8th consecutive quarterly decline and it is attributable to the Company’s implementation of an ongoing comprehensive loan review as well as the adoption and implementation of a new loan policy that identifies problem loans in a timelier manner. Management is in various stages of workout or liquidation with the remaining nonperforming loans. The drop in foreclosed assets came primarily from the sale of the Company’s largest real estate owned property.
     One measure of the adequacy of the allowance for loan losses is the ratio of the allowance for loan losses to total loans. The ratio of the allowance for loan losses to total loans was .97% and 1.02% at June 30, 2006 and December 31, 2005, respectively. The ratio of the allowance for loan losses to non-performing loans increased to 140.88% at June 30, 2006 compared to 117.33% at December 31, 2005. The increase in this ratio, which excludes foreclosed assets and restructured troubled debt, was the result of the $775,000 decrease in nonperforming loans.
     The Company’s Chief Credit Officer joined the Company in 2004 to strengthen the monitoring of credit quality and improve the credit quality of the overall loan portfolio. His duties include responsibility for all credit administration activities and to oversee an independent review of new and existing loans in the portfolio. Company management performs a quarterly analysis of the adequacy of the allowance for loan losses. Problem loans are classified into one of four categories: Special Mention, Substandard, Doubtful, and Loss. The Company’s implementation of an ongoing comprehensive loan review, as well as the adoption and implementation of a new comprehensive loan policy has assisted management in identifying problem loans in a timely manner. The new program was designed to facilitate the focus of collection efforts in problem areas which should result in lower charge-offs. Classified loans began decreasing in 2004 and decreased dramatically during 2005 and the first half of 2006. The Company will continue to work to reduce the volume of classified loans through the remainder of 2006.
     The Company recognized charge offs in the amount of $298,000 and $626,000 during the second quarter and first six-months of 2006 and $797,000 and $874,000 for the second quarter and first six-months of 2005. The Company had recoveries of $84,000 and $284,000 for the second quarter and first six-months of 2006 and $187,000 and $379,000 for the second quarter and first six-months of 2005. The provision for loan losses was $75,000 and $150,000 for the second quarter and first six months of 2006, compared to $251,000 and $501,000 for the second quarter and first six months of 2005.
     The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Management’s methodology to determine the adequacy of the allowance for loan losses considers specific credit reviews, past loan loss experience, current economic conditions and trends, and the volume, growth and composition of the loan portfolio. Based upon the Company’s quarterly analysis of the adequacy of the allowance for loan losses, considering remaining collateral of loans with more than a normal degree of risk, historical loan loss percentages and economic conditions, it is management’s belief that the allowance for loan losses at June 30, 2006 was adequate. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.
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
     Stock Compensation Plans. - In January 2006, the Company adopted Financial Accounting Standards Board Statement No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R) which amends SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires new, modified and unvested share-based payment transactions with employees to be measured at fair value and recognized as compensation expense over the vesting period. The fair value of each option award is estimated using a Black-Scholes option valuation model that requires the Company to develop estimates for assumptions used in the model. The Black-Scholes valuation model uses the following assumptions: expected volatility, expected term of option, risk-free interest rate and dividend yield. Expected volatility estimates are developed by the Company based on historical volatility of the Company’s stock. The Company uses historical data to estimate the expected term of the options. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield in effect at the grant date. The dividend yield represents the expected dividends on the Company stock.
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
RESULTS OF OPERATIONS
SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
     For the second quarter ended June 30, 2006, net income increased to $938,000 from $720,000 for the same period in 2005. Net income for the six months ended June 30, 2006 decreased to $1.6 million from $1.9 million for the same period in 2005. Return on average assets for the second quarter and first six months of 2006 was 0.60% and 0.51% compared to 0.45% and 0.60% for 2005. Return on average equity for the second quarter and first six months of 2006 was 8.73% and 7.55%, compared to 6.72% and 8.90% for 2005.

     With the adoption of Statement of Financial Accounting Standards No. 123R beginning in 2006, the Company elected to use the modified retrospective method of application which requires the restatement of earnings for prior periods. Accordingly, the results for the second quarter and first six months of 2005 were restated to include additional compensation expense of $185,000 and $234,000, respectively. Net income for the second quarter and first six months of 2005 was decreased by $133,000 and $182,000, respectively as a result of this restatement.
     The second quarter of 2005 operating results included non-recurring expenses of $666,000 ($0.22 per share, after tax). The non-recurring expenses included $464,000 of fixed asset and prepaid expense write downs and other conversion costs that were incurred from the Company’s core processing system conversion. Management converted its systems to Jack Henry & Associates’ Silverlake data processing system which allowed the Company to expand it’s products and improve delivery of services to it’s customer base. The non-recurring expenses also included $202,000 of professional fees due to a terminated transaction associated with the Company’s merger and acquisition activity.
     Net interest income for the three month and six month periods decreased $553,000 and $544,000 from 2005. Interest income increased by $545,000 and $1.6 million for the three month and six month periods. The net interest margin for the second quarter of 2006 decreased to 3.15% compared to 3.49% on a tax equivalent basis for 2005. For the six month periods, the net interest margin decreased to 3.29% compared to 3.52% on a tax equivalent basis for 2005.
     For the second quarter of 2006, tax equivalent interest income increased $557,000, to $8.6 million (see Table 2). The increase was primarily attributable to an increase in interest rates that was partially offset by a decrease in average earning assets. Average earning assets decreased $8.6 million to $564.4 million from $573.1 million in 2005. The average tax equivalent rate earned on earning assets increased 48 basis points to 6.13% from 5.65%. The decrease in the average balance of interest-earning assets was primarily due to a decline in average loans of $6.0 million. Influencing this decline was the payoff of a $4.0 million commercial credit which the Company decided not to renew under the previous terms of the note due to changes in the borrower’s financial condition and strategic plans and a $2.6 million payoff of a purchased loan participation. The increase in the yield earned on interest-earning assets was due to the rising interest rate environment which has seen multiple increases in the federal funds rate and prime lending rates over the past several months.
     Interest expense in the second quarter increased $1.1 million to $4.2 million from $3.1 million in 2005. The increase was primarily attributable to a rising interest rate environment as the rates paid on deposits increased during the period. This increase was partially offset by a decline in average interest bearing liabilities of $10.1 million to $513.6 million from $523.7 for the second quarter of 2005. The rise in rates also led to a shift in deposits away from the Savings category to the Demand and NOW account categories as customers migrated their deposits to higher rate NOW accounts. As illustrated in Table 2, the rate paid on interest bearing liabilities increased 90 basis points to 3.27% from 2.37% in 2005.
     The second quarter net interest margin dropped from 3.49% in 2005 to 3.15% in 2006. This compression occurred as the rates paid on interest bearing liabilities increased faster than the yield on loans and investments. The Company’s loan and investment rate increases tend to lag deposit and borrowing rates in an increasing rate environment. A flat yield curve has also contributed to this margin decline.

Table 2

	NET INTEREST INCOME ANALYSIS (UNAUDITED)
	CENTRUE FINANCIAL CORPORATION AND SUBSIDIARIES
	Three Months Ended June 30,
	2006			2005
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (3)	$435,355	$7,239	6.67%	$441,340	$6,703	6.09%
Investments securities (2) (3)	121,969	1,344	4.42%	123,754	1,297	4.20%
Other interest-earning assets	2,677	8	1.10%	3,641	15	1.65%
FHLB stock	4,445	37	3.37%	4,322	56	5.20%

Total interest-earning assets	564,446	8,628	6.13%	573,057	8,071	5.65%

Other assets	62,890			64,184

Total assets	$627,336			$637,241

Interest-bearing liabilities:
Certificate accounts	$225,987	2,007	3.56%	$246,650	1,728	2.81%
Savings deposits	81,738	136	0.67%	101,424	182	0.72%
Demand and NOW deposits	103,467	628	2.43%	89,597	263	1.18%
Borrowings	102,374	1,417	5.53%	86,009	917	4.28%

Total interest-bearing liabilities	513,566	4,188	3.27%	523,680	3,090	2.37%

Non-interest bearing demand deposits	66,777			65,453
Other liabilities	4,000			5,258

Total liabilities	584,343			594,391

Stockholders’ equity	42,993			42,850

Total liabilities and stockholders’ equity	$627,336			$637,241

Net interest income (3)		$4,440			$4,981

Net interest rate spread			2.86%			3.28%

Net earning assets	$50,880			$49,377

Net yield on average interest-earning assets (net interest margin)			3.15%			3.49%

Average interest-earning assets to average interest-bearing liabilities		109.91%			109.43%

(1)	Calculated including loans held for sale, and net of deferred loan fees, loan discounts, loans in process and the allowance for loan losses.

(2)	Calculated including investment securities available-for-sale and certificates of deposit.

(3)	Presented on a fully tax-equivalent basis, assuming a combined Federal and State tax rate of 38.7%.

Table 3

	NET INTEREST INCOME ANALYSIS (UNAUDITED)
	CENTRUE FINANCIAL CORPORATION AND SUBSIDIARIES
	Six Months Ended June 30,
	2006			2005
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
(Dollars in Thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable (1) (3)	$436,646	$14,353	6.63%	$430,025	$12,908	6.05%
Investments securities (2) (3)	122,806	2,700	4.43%	121,271	2,534	4.21%
Other interest-earning assets	2,540	15	1.19%	3,009	23	1.54%
FHLB stock	4,442	76	3.45%	3,969	105	5.34%

Total interest-earning assets	566,434	17,144	6.10%	558,274	15,570	5.62%

Other assets	63,534			60,995

Total assets	$629,968			$619,269

Interest-bearing liabilities:
Certificate accounts	$236,917	4,105	3.49%	$245,209	3,304	2.72%
Savings deposits	83,334	276	0.67%	95,107	315	0.67%
Demand and NOW deposits	101,947	1,162	2.30%	89,040	481	1.09%
Borrowings	93,821	2,369	5.09%	81,013	1,714	4.27%

Total interest-bearing liabilities	516,019	7,912	3.09%	510,369	5,814	2.30%

Non-interest bearing demand deposits	66,788			61,756
Other liabilities	4,246			3,856

Total liabilities	587,053			575,981

Stockholders’ equity	42,915			43,288

Total liabilities and stockholders’ equity	$629,968			$619,269

Net interest income (3)		$9,232			$9,756

Net interest rate spread			3.01%			3.32%

Net earning assets	$50,415			$47,905

Net yield on average interest-earning assets (net interest margin)			3.29%			3.52%

Average interest-earning assets to average interest-bearing liabilities		109.77%			109.39%

(1)	Calculated including loans held for sale, and net of deferred loan fees, loan discounts, loans in process and the allowance for loan losses.

(2)	Calculated including investment securities available-for-sale and certificates of deposit.

(3)	Presented on a fully tax-equivalent basis, assuming a combined Federal and State tax rate of 38.7%.

     For the six months ended June 30, 2006, tax equivalent interest income increased $1.6 million, to $17.1 million (see Table 3). The increase was attributable to an increase in interest rates and volume. Average earning assets increased $8.1 million to $566.4 million from $558.3 million in 2005. The average tax equivalent rate earned on earning assets increased 48 basis points to 6.10% from 5.62%. The increase in the average balance of interest-earning assets was primarily due to the growth in loans. The increase in the yield earned on interest-earning assets was due to the rising interest rate environment which has seen multiple increases in the federal funds rate and prime lending rates over the past several months.
     Interest expense during the first half of the year increased $2.1 million to $7.9 million from $5.8 million in 2005. The increase was a combination of higher rates being paid on virtually all funding sources combined with an increase of $5.7 million in the average interest-bearing liabilities. The rate paid on interest bearing liabilities increased 79 basis points to 3.09% from 2.30% in 2005. The $5.7 million increase in average interest-bearing liabilities was a combination of lower base line deposits being offset by growth in borrowings. The increase in the average rate on interest-bearing liabilities resulted from a generally rising interest rate environment and the need to remain competitive with local competition.
     The provision for loan losses was $75,000 and $150,000 for the second quarter and first six months of 2006, compared to $251,000 and $501,000 for the second quarter and first six months of 2005.
Table 4

	Three Months Ended
	June 30		Change
(Dollars in Thousands)	2006	2005	Amount	Percent
Noninterest income:
Fee income	$1,632	$1,330	$302	22.7%
Net gain (loss) on sale of real estate held for sale	181	(8)	189	n/m
Net gain on sale of loans	324	158	166	105.1
Increase in cash surrender value of life insurance contracts	90	87	3	3.4
Other	100	140	(40)	(28.6)

Total	$2,327	$1,707	$620	36.3%

(n/m = not meaningful)
     Noninterest income was $2.3 million for the three months ended June 30, 2006 as compared to $1.7 million for the same period in 2005. The increase in noninterest income was primarily driven by an increase in fee income of $302,000, net gains on the sale of loans of $166,000 and a net gain on the sale of real estate of $189,000. Fee income increased primarily from overdraft fee increases during the quarter while the gain on sale of real estate came from the disposition of a major real estate holding. The increase in the net gain on the sale of loans came from higher mortgage production in the quarter.

Table 5

	Three Months Ended
	June 30		Change
(Dollars in Thousands)	2006	2005	Amount	Percent
Noninterest expense:
Compensation and benefits	$2,736	$2,688	$48	1.8%
Occupancy, net	483	391	92	23.5
Furniture and equipment	262	803	(541)	(67.4)
Advertising	110	80	30	37.5
Data processing	462	160	302	188.8
Telephone and postage	220	153	67	43.8
Amortization of Intangibles	71	72	(1)	(1.4)
Legal and professional fees	191	319	(128)	(40.1)
Other	773	791	(18)	(2.3)

Total	$5,308	$5,457	$(149)	(2.7)%

     Total noninterest expenses decreased $149,000, from the comparable 2005 period. Compensation and benefits increased $48,000, primarily from normal merit increases offset by a decrease of FTEs from 199 in the second quarter of 2005 to 187 for the second quarter of 2006 and the restatement of compensation expense for 2005. Furniture and equipment expense in 2005 was unusually high as a result of a one-time write-down of $420,000 from fixed assets and prepaid expenses related to the Company’s former data processing system. The system became obsolete with the conversion to the Jack Henry & Associates’ Silverlake system in June of 2005. This change also drove the increase in data processing fees of $302,000 as the delivery of data processing services was converted from an in-house system to an outsourced system in June 2005. This new system has improved the Company’s efficient use of technology, along with providing improved service to customers. A portion of the increased data processing expense was offset by fewer FTEs in the operations area. Legal and professional fees in 2005 included $202,000 of fees from a terminated transaction associated with the Company’s merger and acquisition activity.
Table 6

	Six Months Ended
	June 30		Change
(Dollars in Thousands)	2006	2005	Amount	Percent
Noninterest income:
Fee income	$2,799	$2,429	$370	15.2%
Net gain on sale of securities	4	183	(179)	(97.8)
Net gain (loss) on sale of real estate held for sale	157	(6)	163	n/m
Net gain on sale of loans	431	289	142	49.1
Increase in cash surrender value of life insurance contracts	182	178	4	2.2
Other	397	198	199	100.5

Total	$3,970	$3,271	$699	21.4%

     Noninterest income was $4.0 million for the six-months ended June 30, 2006, compared to $3.3 million for the same period in 2005. The increase in noninterest income was primarily driven by an increase in fee income, up $370,000, net gains on the sale of loans, up $142,000 and a net gain on the sale of real estate, up $163,000. These gains were somewhat offset by a decline in the sale of securities of $179,000. Fee income increased primarily from overdraft fee increases during the period while the gain on sale of real estate came from the disposition of a major real estate holding. The increase in the net gain on the sale of loans came from higher mortgage production in the period. Fewer securities sales led to the decline in gains on the sale of securities.

Table 7

	Six Months Ended
	June 30		Change
(Dollars in Thousands)	2006	2005	Amount	Percent
Noninterest expense:
Compensation and benefits	$5,868	$5,024	$844	16.8%
Occupancy, net	946	778	168	21.6
Furniture and equipment	544	1,133	(589)	(52.0)
Advertising	200	160	40	25.0
Data processing	806	318	488	153.5
Telephone and postage	372	324	48	14.8
Amortization of Intangibles	143	133	10	7.5
Legal and professional fees	353	461	(108)	(23.4)
Other	1,436	1,450	(14)	(1.0)

Total	$10,668	$9,781	$887	9.1%

     Noninterest expense was $10.7 million for the six months ended June 30, 2006. This compares to $9.8 million for the same period in 2005. Major factors in this change were compensation and benefits which increased $844,000, occupancy expenses which increased $168,000, data processing which increased $488,000 and furniture and equipment expenses which decreased $589,000. Compensation and benefits increases can be tied to the opening of the new Fairview Heights office at the end of May 2005, as well as the addition of several new officers in the later half of 2005, including a new Chief Operating Officer and new managers for the mortgage, compliance, consumer lending and operations areas, all to add further depth to the Company’s management team.
     Furniture and equipment decreased because 2005 included a write-down of $420,000 of fixed assets and prepaid expenses related to the Company’s former data processing system which became obsolete after the data processing conversion in June 2005 and a shift to an outsourced delivery of data processing services. That shift drove higher costs in the data processing expense category. Occupancy expenses increased primarily due to the opening of the new Fairview Heights branch, as well as a loan production office in Plainfield. Legal and professional fees in 2005 included $202,000 of fees from a terminated transaction associated with the Company’s merger and acquisition activity.
     Income tax expense increased $174,000 for the second quarter ended June 30, 2006 while it declined by $94,000 for the six month period. The effective income tax rate for the second quarter increased to 27.2% in 2006 from 19.6% in 2005. The increased effective rate was a function of a higher portion of taxable income being taxed at the highest marginal tax rate. The decrease in income tax expense for the six month period was due to lower pretax income at a nearly even effective tax rate.
CAPITAL RESOURCES
     The Company and its subsidiary Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its Bank subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and its Bank subsidiary to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined by the regulations) to average assets (as defined) and Total and Tier I capital (as defined) to risk-weighted assets (as defined). Management believes, as of June 30, 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
     As of June 30, 2006, the most recent notification from the Bank’s primary regulators, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the Table 8 below. There are no conditions or events since that notification that management believes have changed the Bank’s category.
Table 8

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2006:
Tier 1 Capital to Average Assets
Centrue Financial	45,001	7.37%	24,411	4.00%	N/A
Centrue Bank	45,291	7.49%	24,196	4.00%	30,245	5.00%
Tier I Capital to Risk Weighted Assets
Centrue Financial	45,001	10.64%	16,919	4.00%	N/A
Centrue Bank	45,291	10.85%	16,703	4.00%	25,055	6.00%
Total Capital to Risk Weighted Assets
Centrue Financial	54,010	12.77%	33,837	8.00%	N/A
Centrue Bank	49,585	11.87%	33,406	8.00%	41,758	10.00%

As of December 31, 2005:
Tier 1 Capital to Average Assets
Centrue Financial	43,396	6.95%	24,967	4.00%	N/A
Centrue Bank	43,773	7.08%	24,733	4.00%	30,917	5.00%
Tier I Capital to Risk Weighted Assets
Centrue Financial	43,396	10.33%	16,796	4.00%	N/A
Centrue Bank	43,773	10.49%	16,696	4.00%	25,044	6.00%
Total Capital to Risk Weighted Assets
Centrue Financial	52,962	12.61%	33,593	8.00%	N/A
Centrue Bank	48,259	11.56%	33,391	8.00%	41,739	10.00%

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
     The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the Company’s operations and future prospects are detailed in the “Risk Factors” section included under Item 1a. of Part I of the Company’s Form 10-K. These factors include, among others, the following: (I) the strength of the local and national economy; (ii) unexpected results of the proposed merger with UnionBancorp, Inc.; (iii) changes in state and federal laws, regulations and governmental policies concerning the Company’s general business; (iv) changes in interest rates and prepayment rates of the Company’s assets: (v) increased competition in the financial services sector and the inability to attract new customers; (vi) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (vii) the loss of key executives or employees; (viii) changes in consumer spending; (ix) unexpected outcomes of existing or new litigation involving the Company; and (x) changes in accounting policies and practices. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.
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
     The following table presents the Bank’s EVE ratios for the various rate change levels at June 30, 2006 and December 31, 2005:

	EVE Ratios
	June 30,	December 31,
Changes in Interest Ratesm	2006	2005

300 basis point rise	7.92%	7.60%
200 basis point rise	8.07%	7.43%
100 basis point rise	7.99%	7.33%
Base rate scenario	7.41%	6.86%
100 basis point decline	6.04%	5.24%
200 basis point decline	4.48%	3.60%
     The preceding table indicates that in the event of an immediate and permanent increase in prevailing market interest rates, the Bank’s EVE ratio, would be expected to increase and that in the event of an immediate and permanent decrease in prevailing market interest rates, the Bank’s EVE ratio would be expected to decrease.
     The EVE increases in a 100 and 200 basis point rise because the Company is asset sensitive and would have more interest earning assets repricing than interest-bearing liabilities. This effect is increased by periodic and lifetime limits on changes in rate on most adjustable-rate, interest-earning assets. The EVE decreases in the 300 basis point rise scenarios due to the extension of the duration on the various loan products which increase the price volatility. The EVE decreases in a falling rate scenario because of the limits on the Company’s ability to decrease rates on some of its deposit sources, such as money market accounts and NOW accounts, and by the ability of borrowers to repay loans ahead of schedule and refinance at lower rates.
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
Item 4. Controls and Procedures
     As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Interim Principal Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, management concluded the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of June 30, 2006. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Interim Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information about our stock repurchases for the three months ended June 30, 2006:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that May
			Part of Publicly	Yet Be
	Total Number of		Announced	Purchased Under
Three Months Ended	Shares	Average Price	Plans or	the Plans or
June 30, 2006	Purchased	Paid per Share	Programs (1)	Programs (1)
April 1 - April 30	1,500	$25.52	1,500	247,548
May 1 - May 31	1,500	23.90	1,500	246,048
June 1 - June 30	1,500	24.10	1,500	244,548

Total	4,500	$24.50	4,500	244,548

(1)	The Company announced its original stock repurchase program on October 21, 2004, which authorized the Company to purchase up to 20% of the shares outstanding, or 484,663. The plan would have expired on December 31, 2005 but was extended through December 31, 2006. The Company purchased all of the shares listed above under the repurchase program.
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
The matters approved by stockholders at the meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

1.	For the election of three (3) directors of the Company:

NOMINEE: Thomas A. Daiber

FOR	ABSTAIN
1,989,373	29,605
NOMINEE: Randall E. Ganim

FOR	ABSTAIN
1,982,528	36,450
NOMINEE: Mark L. Smith

FOR	ABSTAIN
1,992,679	26,299
2.	To approve the appointment of McGladrey & Pullen LLP as the Company’s auditors for the year ending December 31, 2006.

			BROKER NON-
FOR	AGAINST	ABSTAIN	VOTES
2,004,933	8,461	5,584	—
Item 5. Other Information
     None
Item 6. Exhibits
     a. Exhibits
10.1	Agreement and Plan of Merger among UnionBancorp, Inc. and the Company dated June 30, 2006 (incorporated by reference to Form 8-K filed by the Company on July 7, 2006)

10.1	Amendment No. 2 to Rights Agreement between LaSalle Bank National Association and the Company date as of June 20, 2006 (incorporated by reference to Form 8-K filed by the Company on July 7, 2006)

31.1	Certification of Thomas A. Daiber, Principal Executive Officer and Interim Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Thomas A. Daiber, Principal Executive Officer and Interim Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CENTRUE FINANCIAL CORPORATION
SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRUE FINANCIAL CORPORATION
Registrant

Date: August 11, 2006	/s/ THOMAS A. DAIBER

President and Chief Executive Officer
and Interim Principal Financial Officer